Form 10-Q
period 1999-04-30
PORTAL SOFTWARE INC
filed 1999-06-14
CIK 1080306

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 30, 1999

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

                        Commission File number 000-25829


                             PORTAL SOFTWARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)



        Delaware                                      77-0369737
        --------                                      ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

                         20883 Stevens Creek Boulevard
                         Cupertino, California  95014
                         ----------------------------
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (408) 343-4400


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes             No    X
                                              ---------      ---------


On June 1, 1999, 75,346,028 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             PORTAL SOFTWARE, INC.
                                   FORM 10-Q

                          QUARTER ENDED APRIL 30, 1999


                                     INDEX



Part I:     Financial Information

  Item 1: Financial Statements (Unaudited)
                                                                                                     Page
                                                                                                     ----
           Condensed Consolidated Balance Sheets at April 30, 1999 and January 31, 1999                3

           Condensed Consolidated Statements of Operations for the three months                        4
           ended April 30, 1999 and 1998

           Condensed Consolidated Statements of Cash Flows                                             5
           for the three months ended April 30, 1999 and 1998

           Notes to Condensed Consolidated Financial Statements                                        6

  Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                              12

  Item 3:  Quantitative and Qualitative Disclosures About Market Risk                                 27

Part II:   Other Information

  Item 2:  Changes in Securities and Use of Proceeds                                                  28

  Item 6:  Exhibits and Reports on Form 8-K                                                           29

Signature                                                                                             30

Exhibit Index                                                                                         31

Item 1:  Financial Statements

                             PORTAL SOFTWARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        April  30,   January 31,
                                                                                       ------------  ------------
(in thousands)                                                                             1999          1999
                                                                                       ------------  ------------
                                                                                       (unaudited)
Assets
Current assets:
 Cash and cash equivalents  .........................................................     $ 11,942      $ 11,809
 Accounts receivable, net  ..........................................................       14,184        14,474
 Other current assets  ..............................................................        4,566         1,440
                                                                                          --------      --------
  Total current assets  .............................................................       30,692        27,723
Property and equipment, net  ........................................................        5,608         4,417
Other assets  .......................................................................        3,368           204
                                                                                          --------      --------
                                                                                          $ 39,668      $ 32,344
                                                                                          ========      ========
Liabilities and Stockholders' Equity (Net Capital Deficiency)
Current liabilities:
 Accounts payable  ..................................................................     $  4,121      $  2,567
 Accrued compensation  ..............................................................        2,321         1,147
 Other accrued liabilities  .........................................................        8,026         5,214
 Current portion of long-term debt  .................................................        2,124         4,122
 Current portion of capital lease obligations  ......................................          479           479
 Deferred revenue  ..................................................................       29,493        23,344
                                                                                          --------      --------
  Total current liabilities  ........................................................       46,564        36,873
Long-term portion of capital lease obligations  .....................................        2,236         2,022
Commitments
Stockholders' equity (net capital deficiency):
 Convertible preferred stock  .......................................................       18,539        18,482
 Common stock,.......................................................................        1,826           927
 Additional paid-in capital  ........................................................       16,753        16,753
 Notes receivable from stockholders  ................................................         (359)         (318)
 Deferred stock compensation and other  .............................................      (12,418)      (14,456)
 Accumulated deficit  ...............................................................      (33,473)      (27,939)
                                                                                          --------      --------
  Stockholders' equity (net capital deficiency)  ....................................       (9,132)       (6,551)
                                                                                          --------      --------
                                                                                          $ 39,668      $ 32,344
                                                                                          ========      ========




See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             PORTAL SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                Three Months
                                                                                       ------------------------------
(in thousands, except per share amounts; unaudited)                                           Ended April  30,
                                                                                       ------------------------------
                                                                                            1999            1998
                                                                                       --------------  --------------
Revenues:
 License fees  .......................................................................       $ 9,064         $ 2,185
 Services  ...........................................................................         6,101           1,881
                                                                                             -------         -------
  Total revenues  ....................................................................        15,165           4,066
                                                                                             -------         -------

Costs and expenses:
 Cost of license fees  ...............................................................           185              60
 Cost of services  ...................................................................         4,195           1,201
 Research and development  ...........................................................         4,285           2,207
 Sales and marketing  ................................................................         7,329           2,000
 General and administrative  .........................................................         2,235             714
 Amortization of deferred stock compensation  ........................................         2,026              96
                                                                                             -------         -------
  Total costs and expenses  ..........................................................        20,255           6,278
                                                                                             -------         -------
Loss from operations  ................................................................        (5,090)         (2,212)
Interest and other income (expense), net  ............................................           (28)             73
                                                                                             -------         -------
Loss before income taxes  ............................................................        (5,118)         (2,139)
Provision for income taxes  ..........................................................           416               2
                                                                                             -------         -------
Net loss  ............................................................................       $(5,534)        $(2,141)
                                                                                             =======         =======

Basic and diluted net loss per share  ................................................        $(0.16)         $(0.08)
                                                                                             =======         =======
Shares used in computing basic and diluted net loss per share  .......................        33,543          25,993
                                                                                             =======         =======
Pro forma basic and diluted net loss per share  ......................................        $(0.09)         $(0.04)
                                                                                             =======         =======
Shares used in computing pro forma basic and diluted net loss per share  .............        62,195          54,352
                                                                                             =======         =======




See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             PORTAL SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Three Months
                                                                                        --------------------------
(in thousands; unaudited)                                                                    Ended April  30,
                                                                                        --------------------------
                                                                                            1999          1998
                                                                                        ------------  ------------
OPERATING ACTIVITIES:
 Net loss  ............................................................................     $(5,534)      $(2,141)
 Adjustments to reconcile net loss to net cash from (used in) operating activities:
  Depreciation and amortization  ......................................................         371           161
  Amortization of deferred stock compensation  ........................................       2,026            96
  Changes in operating assets and liabilities:
   Accounts receivable, net   .........................................................         290            33
   Other current assets  ..............................................................      (2,364)          (65)
   Other assets  ......................................................................         459           103
   Accounts payable  ..................................................................       1,554          (612)
   Accrued compensation  ..............................................................       1,174            16
   Other accrued liabilities  .........................................................        (986)        3,136
   Deferred revenue  ..................................................................       6,149        (1,316)
                                                                                            -------       -------
    Net cash from (used in) operating activities  .....................................       3,139          (589)
                                                                                            -------       -------

INVESTING ACTIVITIES:
 Purchases of property and equipment  .................................................      (1,250)           --
                                                                                            -------       -------

FINANCING ACTIVITIES:
 Repayment of long-term debt  .........................................................      (2,998)           --
 Proceeds from line of credit  ........................................................       1,000            --
 Principal payments under capital lease obligations, net of proceeds  .................        (123)          171
 Proceeds from issuance of common stock, net of repurchases  ..........................         308            70
 Proceeds from issuance of preferred stock  ...........................................          57            50
                                                                                            -------       -------
    Net cash from (used in) financing activities  .....................................      (1,756)          291
                                                                                            -------       -------
Net increase (decrease) in cash and cash equivalents  .................................         133          (298)
Cash and cash equivalents at beginning of period  .....................................      11,809        14,646
                                                                                            -------       -------
Cash and cash equivalents at end of period  ...........................................     $11,942       $14,348
                                                                                            =======       =======








See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             PORTAL SOFTWARE, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)


(1)   Significant Accounting Policies:

 Nature of Business and Basis of Presentation

  Portal Software, Inc. or Portal, formerly Portal Information Network, Inc., was incorporated in 1994 as a California corporation and reincorporated in Delaware in April 1999. Portal markets and supports real-time customer management and billing software, or CM&B software, for providers of Internet-based services. Portal's software is a comprehensive solution that is designed to meet the complex, mission-critical provisioning, accounting, reporting and marketing needs of providers of Internet-based services. Portal markets its products worldwide through a combination of a direct sales force and distribution partners. Substantially all of Portal's license revenues are derived from sales of its Infranet product.

  The accompanying unaudited condensed consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at April 30, 1999 and the statement of operations and cash flows for the three months ended April 30, 1999 and 1998 have been prepared without audit. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 1999 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's final prospectus filed with the Securities and Exchange Commission on May 6, 1999.

 Revenue Recognition

  License revenues are comprised of fees for multiyear or perpetual licenses that are primarily derived from contracts with corporate customers and resellers. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Portal obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. For electronic delivery, the software is considered to have been delivered when Portal has provided the customer with the access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users (primarily resellers) is not recognized until the product is delivered to the end user.

  Services revenues are primarily comprised of revenue from systems integration or other consulting fees, maintenance agreements and training. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue allocable to the software services is recognized as the services are performed. Maintenance agreements provide technical support and include the right to unspecified upgrades on an if-and-when-available basis. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which is typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

  Portal adopted Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2, and Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition, or SOP 98-4, as of February 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede SOP 91-1, Software Revenue Recognition. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on Portal's financial results. However, full implementation guidelines for this standard have not yet been issued. Once available, the current revenue accounting practices may need to change and such changes could affect Portal's future revenues and results of operations.

  In December 1998, the American Institute of Certified Public Accountants or AICPA issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, or SOP 98-9. SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Portal has not yet determined the effect of the final adoption of SOP 98-9 on its future revenues and results of operations.

 Concentration of Credit Risk

  Portal sells its software and services to customers consisting mainly of North American and European Internet service providers and enhanced service developers. Portal performs ongoing credit evaluations of its customers and does not require collateral. Portal maintains an allowance for potential credit losses and such losses have been within management's expectations.

  One customer accounted for more than 15% of total revenues during the quarter ended April 30, 1999 and two customers accounted for a combined 26% of total revenues during the quarter ended April 30, 1998. No other customers accounted for more than 10% of total revenue for the quarters ended April 30, 1999 and 1998.

 Segment Information

  In June 1997, the Financial Accounting Standards Board or FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," or FAS 131, effective for financial statements for periods beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. Portal adopted FAS 131 effective February 1, 1998. Portal operates solely in one segment, the development and marketing of CM&B software, and therefore Portal is not impacted by the adoption of FAS 131. Portal's foreign offices engage in sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network. Operating losses generated by the foreign operations of Portal and their corresponding identifiable assets were not material in any period presented.

 Cash and Cash Equivalents

  Portal considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. The carrying amount for cash and cash equivalents approximates their fair value at January 31, 1999 and April 30, 1999. Portal generally invests its cash in money market accounts with major financial institutions.

  Portal classifies, at the date of acquisition, its marketable securities in accordance with the provisions of the FASB's Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities". Currently, Portal classifies its securities as available-for-sale, which are reported at fair market value, with the related unrealized gains and losses included in stockholders' equity. Unrealized and realized gains and losses were not material in the periods presented.

 Other Assets

 Other assets consisted of the following:

                                                                                       April 30,      January 31,
                                                                                         1999            1999
                                                                                         ----            ----
(in thousands)
 Prepaid services - long term portion (see Note 4)  ...............................      $3,048           $ --
 Deposits and other  ..............................................................         320            204
                                                                                         ------           ----

                                                                                         $3,368           $204
                                                                                         ======           ====

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

 Net Loss Per Common Share

  Basic net loss per common share and diluted net loss per common share are presented in conformity with FAS 128, "Earnings Per Share", for all periods presented. Following the guidance given by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, Portal has not issued or granted shares for nominal consideration.

  In accordance with FAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the condensed consolidated statements of operations, has been computed for the three months ended April 30, 1999 and 1998 as described above, and also gives effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

  Portal has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented.

  The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data):

                                                                                        Three Months  ended
                                                                                             April 30,
                                                                                             ---------
                                                                                         1999          1998
                                                                                     ------------  ------------
Net loss  ........................................................................       $(5,534)     $ (2,141)
                                                                                         =======      ========
Basic and diluted:
   Weighted-average shares of common stock outstanding  ..........................        39,294        38,144
   Less: Weighted-average shares subject to repurchase  ..........................        (5,751)      (12,151)
                                                                                         -------      --------
Weighted-average shares used in computing basic and diluted net loss per share  ..        33,543        25,993
                                                                                         =======      ========
Basic and diluted net loss per share  ............................................       $ (0.16)     $  (0.08)
                                                                                         =======      ========

Pro forma:
 Net loss  ........................................................................      $(5,534)     $ (2,141)
                                                                                         =======      ========
  Shares used above  ..............................................................       33,543        25,993
  Pro forma adjustment to reflect weighted effect of assumed conversion of
   convertible preferred stock  ...................................................       28,652        28,359
                                                                                         -------      --------
 Shares used in computing pro forma basic and diluted net loss per share  .........       62,195        54,352
                                                                                         =======      ========
 Pro forma basic and diluted net loss per share  ..................................      $ (0.09)     $  (0.04)
                                                                                         =======      ========

 Comprehensive Income (Loss)

  Portal adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", or FAS 130, at January 31, 1999. Under FAS 130, Portal is required to display comprehensive income and its components as part of the financial statements. Other comprehensive income includes certain changes in equity that are excluded from net income/loss. Specifically, FAS 130 requires unrealized holding gains and losses on available-for-sale securities to be included in accumulated other comprehensive income. Portal has no material components of other comprehensive loss and, accordingly, the comprehensive loss is the same as net loss for all periods presented.


(2)   Long-Term Debt

  In July 1997, Portal entered into a $3.0 million note payable agreement with a financial institution to finance working capital. The agreement was subsequently amended in February 1999 to change the installment payment dates. The note, bearing an interest rate at 10.75% per annum, was payable in three installments of $1.5 million, $0.5 million, and $1.0 million on February 19, 1999, March 31, 1999, and April 30, 1999. In connection with these notes, Portal issued warrants to the lender to purchase 130,098 shares of Series B preferred stock at an exercise price of $1.50 per share. As of April 30, 1999, the entire loan had been repaid.


(3)   Line of Credit

  On April 15, 1999, Portal entered into a line of credit with a bank under which Portal may borrow up to $5 million. Amounts borrowed under this line of credit bear interest at a rate of the bank's prime rate plus 0.5% and mature on April 13, 2000. On April 22, 1999, Portal borrowed $1.0 million under the line of credit to repay the final installment of the term loan that matured in April 1999 (See Note 2). The entire balance on the line of credit was repaid in May 1999.


(4)  Agreement with Andersen Consulting LLC

  On April 12, 1999, Portal agreed to enter into a strategic alliance with Andersen Consulting LLC under which Andersen Consulting LLC will provide services to Portal, the parties will expand their existing marketing alliance and will work closely together to expand their customer service and marketing relationship. Under this arrangement, Andersen Consulting LLC agreed to purchase up to 400,000 shares of common stock from Portal in a private placement concurrent with Portal's initial public offering at the initial public offering price, less the underwriting discount.

  Under this agreement, Portal agreed to pay Andersen Consulting LLC for its services a minimum services fee in cash of $2.8 million and a cash settled put for 200,000 of the shares to be purchased by Andersen Consulting LLC. This put guaranteed a closing value of $6.0 million at the end of the first day of trading for these 200,000 shares and required Portal to pay Andersen Consulting LLC in cash for any differences between the closing value of these shares and $6.0 million. Upon the date of the arrangement, Portal recorded the fair value of the put of approximately $3.8 million. The value of the put was determined using the Black-Scholes model using a risk-free interest rate of 6.3%, an expected life of one month and a volatility factor of 1.00. The final value of the put was to be determined at the end of the first trading day of Portal's common stock. Any change in fair value of the liability at balance sheet dates prior to the initial public offering and at the closing of the first day of trading will be reported as a gain or loss in the respective periods.

  At April 30, 1999, the initial fair value of the put, approximately $3.8 million, has been classified as a prepaid service asset and will be amortized systematically over the period of the service agreement, which is anticipated to be between three and five years. Upon signing of the definitive agreement, the service fee of $2.8 million will also be capitalized and amortized systematically over the same period.

  Subsequent to quarter end, Portal completed its initial public offering (see
Note 8). Based on the closing price of Portal's common stock at the end of the first day of trading, the net cash settlement of the put was computed at a value of zero. As a result, a gain upon remeasurement of the liability of approximately $3.8 million will be recorded as other income in the quarter ended July 31, 1999. The related asset will continue to be amortized over the period of the service agreement.


(5)   Stockholder's Equity

 Stock Split

  On April 29, 1999, Portal reincorporated in Delaware through a merger of Portal Software, Inc., a California corporation (the "Californian Company") into Portal Software, Inc., a Delaware Corporation, the surviving corporation. Pursuant to this reincorporation, each share of common stock of Portal California became three shares of common stock of Portal and each share of Series A and Series B Preferred Stock of Portal California became three shares of Series A and Series B Preferred Stock of Portal. All share and per share amounts in the accompanying condensed consolidated financial statements have been adjusted retroactively.

 1995 Stock Option/Stock Issuance Plan

  In February 1999, the Board of Directors approved an amendment to the 1995 Stock Option/Stock Issuance Plan to increase the number of shares authorized for issuance by 6,000,000 shares. This increase was approved by the stockholders in April 1999.

 1999 Stock Incentive Plan

  In February 1999, the Board of Directors approved the adoption of the 1999 Stock Incentive Plan. This was approved by the stockholders in April 1999. A total of 16,122,042 shares of common stock have been reserved for issuance under the 1999 Stock Incentive Plan based on the number of shares of common stock available for grant under the 1995 Stock Option/Stock Issuance Plan at January 31, 1999; the number of options outstanding under the 1995 Stock Option/Stock Issuance Plan as of January 31, 1999; and an additional 3,600,000 shares of common stock available for future issuance. The price at which the options to purchase common stock may be issued is the fair market value of Portal's common stock at the close of the previous business day.

 1999 Employee Stock Purchase Plan

  In February 1999, the Board of Directors approved the adoption of Portal's 1999 Employee Stock Purchase Plan. This was approved by the stockholders in April 1999. A total of 1,800,000 shares of common stock have been reserved for issuance under the 1999 Purchase Plan. The 1999 Purchase Plan permits eligible employees to acquire shares of Portal's common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,250 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Portal's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period commenced on May 6, 1999 and will end on the last business day of May 2001.

(6)  Reincorporation and Amendment to the Certificate  of Incorporation

  In February 1999, Portal's Board of Directors authorized the reincorporation of the Company in the state of Delaware. This reincorporation was subsequently approved by the stockholders and became effective on April 29, 1999. Upon reincorporation, Portal was authorized to issue 250,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of undesignated preferred stock, $0.001 par value. The Board of Directors have the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock.


(7)   Income Taxes

  Portal computes the provision (benefit) for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. The $0.4 million income tax provision for the quarter ended April 30, 1999 is the result of alternative minimum taxes, foreign withholding taxes on revenue, and tax on earnings generated from operations in certain foreign jurisdictions.


(8)   Subsequent Event

 Initial Public Offering

  On May 11, 1999, Portal completed an initial public offering of its Common Stock. All 4.6 million shares covered by Portal's Registration Statement on Form S-1, including shares covered by an overallotment option that was exercised, were sold by Portal at a price of $14.00 per share, less an underwriting discount of $0.98 per share. In addition, on May 11, 1999, the Company issued 380,184 shares of Common Stock to Anderson Consulting LLC and 3.0 million shares of Common Stock to Cisco Systems, Inc. for $13.02 per share or an aggregate purchase price of approximately $44.0 million. Net proceeds to the Company from all shares sold were approximately $104 million. Upon the consummation of Portal's initial public offering on May 11, 1999, all of the then outstanding Series A Preferred Stock and Series B Preferred Stock automatically converted into Common Stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

  Portal Software, Inc. develops, markets and supports real-time customer management and billing software, known as CM&B software, for providers of Internet-based services. In late 1993, Portal began focusing on developing and marketing real-time CM&B software for the Internet. The first generally available version of the product, named Infranet, was shipped in May 1996.

  Beginning with fiscal year 1997, substantially all of Portal's revenues have come from the license of one product, Infranet, and from related services. Revenues consist of Infranet license, consulting, training, support and maintenance fees. License revenues are comprised of perpetual or multiyear license fees which are primarily derived from contracts with corporate customers and resellers. Portal believes that future license revenues will be generated from three sources:

  . license fees from new customers;

  . license fees for new products to existing customers; and

  . growth in the subscriber base of its existing customers, which will lead to increased revenue from subscriber-based licenses.

  Portal has generated a substantial portion of its historical Infranet revenues from approximately 80 customers. Portal has established a series of partnerships with systems integrators and hardware platform, software and service providers. Portal has derived, and anticipates that it will continue to derive, a substantial portion of its revenues from customers that have significant relationships with its market and platform partners.


                             RESULTS OF OPERATIONS

  The following table sets forth the results of operations for the three months ended April 30, 1999 and 1998 expressed as a percentage of total revenues.

                                                                               Three Months
                                                                             Ended April 30,
                                                                        --------------------------
                                                                            1999          1998
                                                                        ------------  ------------
Revenues:
  License fees  ........................................................       59.8 %        53.7 %
  Services  ............................................................       40.2          46.3
                                                                              -----         -----
     Total revenues  ...................................................      100.0         100.0
                                                                              -----         -----

Costs and expenses:
  Cost of license fees  ................................................        1.2           1.5
  Cost of services  ....................................................       27.7          29.5
  Research and development  ............................................       28.3          54.3
  Sales and marketing  .................................................       48.3          49.2
  General and administrative  ..........................................       14.7          17.5
  Amortization of deferred stock compensation  .........................       13.4           2.4
                                                                              -----         -----

     Total costs and expenses  .........................................      133.6         154.4
                                                                              -----         -----

Loss from operations  ..................................................      (33.6)        (54.4)
Interest income (expense) and other income, net  .......................       (0.2)          1.8
                                                                              -----         -----
Loss before income taxes  ..............................................      (33.8)        (52.6)
Provision for income taxes  ............................................        2.7           0.1
                                                                              -----         -----
Net loss  ..............................................................      (36.5)        (52.7)
                                                                              =====         =====

                                    Revenues

  Total revenues were $15.2 million in the quarter ended April 30, 1999, an increase of approximately $11.1 million or 273% over the comparable period in 1998. License fees revenues increased as a percentage of total revenues in the quarter ended April 30, 1999 compared to the quarter ended April 30, 1998 primarily because license fees revenue growth exceeded service revenue growth. One customer accounted for more than 15% of total revenues during the quarter ended April 30, 1999 and two customers accounted for a combined 26% of total revenues during the quarter ended April 30, 1998. No other customers accounted for more than 10% of total revenue for the quarters ended April 30, 1999 and 1998.

  License fees totaled $9.1 million in the quarter ended April 30, 1999, an increase of approximately $6.9 million or 315% over the comparable period ended April 30, 1998. The increase in license fees was primarily due to expanded marketing activities, growth in Portal's sales force and greater demand for and the acceptance of Infranet.

  Services revenues were $6.1 million in the quarter ended April 30, 1999, an increase of approximately $4.2 million or 224% over the comparable period ended April 30, 1998. The increase in services revenues resulted, in part, from the increase in support and maintenance service fees related to Portal's growing customer base, both in terms of new directly supported sites and additional users at existing sites, and the renewal of maintenance contracts. In addition, the increase in services revenues resulted from increased demand for Portal's consulting, maintenance and training services to meet the increasingly complex demands of Portal's customers.


                                                                            Three Months
                                                                           Ended April 30,
                                                                           ---------------              Percent
(in thousands)                                                           1999            1998           Change
                                                                    --------------  --------------  --------------
Geographical Revenues:
 North America  ...................................................         $10.5           $ 3.3             218%
   Percentage of total revenues  ..................................            69%             80%
 International
  Europe  .........................................................           3.9             0.6             550%
    Percentage of total revenues  .................................            26%             15%
  Intercontinental  ...............................................           0.8             0.2             300%
   Percentage of total revenues  ..................................             5%              5%
                                                                            -----           -----             ---
  Total international  ............................................           4.7             0.8             488%
   Percentage of total revenues  ..................................            31%             20%
                                                                            -----           -----             ---
Total revenues  ...................................................         $15.2           $ 4.1             273%
                                                                            =====           =====             ===


  North American revenues, which are defined by Portal as revenues from the United States and Canada, were $10.5 million in the quarter ended April 30, 1999, an increase of approximately $7.2 million or 218%, over the comparable period ended April 30, 1998. The increase in North American revenues was primarily due to expanded marketing activities, greater acceptance of Infranet and growth in Portal's sales force in the North American market.

  International revenues for Europe and Intercontinental, which are defined by Portal as Asia-Pacific, Japan and Latin America, totaled $4.7 million in the quarter ended April 30, 1999, an increase of approximately $3.9 million or 488% over the comparable period ended April 30, 1998. European revenues were $3.9 million in the quarter ended April 30, 1999, an increase of approximately $3.3 million or 550% over the comparable period ended April 30, 1998. Intercontinental revenues were $0.8 million in the quarter ended April 30, 1999, an increase of approximately $0.6 million or 300% over the comparable period ended April 30, 1998. The increase in international revenues was primarily due to growth in Portal's direct sales force and increased marketing efforts worldwide including the opening of an international sales office in Hong Kong in July 1998, the establishment of Portal's European headquarters in the United Kingdom in April 1999 and expansion of operations in Europe.

  International revenues represented 31% of total revenues in the quarter ended April 30, 1999, compared with approximately 20% in the comparable period ended April 30, 1998. In the quarter ended April 30, 1999, revenues from Europe were 26% of total revenues and revenues from Intercontinental were 5% of total revenues.


                                    Expenses

Cost of License Fees

  Cost of license fees consists of resellers' commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Infranet. Cost of license fees was $0.2 million in the quarter ended April 30, 1999, an increase of approximately $0.1 million or 208% from the comparable period ended April 30, 1998. The increase in cost of license fees is primarily due to increased resellers' commissions resulting from Portal expanding its base of systems integrator partners. Gross margin for license fees was approximately 98% in the quarter ended April 30, 1999 compared to approximately 97% in the comparable period ended April 30, 1998. For the three months ended April 30, 1999 and 1998, Portal did not incur any shipping, packaging or documentation costs, as its product was delivered electronically over the Internet.


Cost of Services

  Cost of services primarily consists of maintenance, consulting and training expenses. Cost of services was $4.2 million in the quarter ended April 30, 1999, an increase of approximately $3.0 million or 249% over the comparable period ended April 30, 1998. Gross margin for services was approximately 31% in the quarter ended April 30, 1999 compared to approximately 36% in the comparable period ended April 30, 1998. The increase in cost of services and the resultant decrease in gross margin was primarily due to an increase in the number of consulting and support personnel necessary to support both the expansion of Portal's installed base of customers and new installations. Portal expects cost of services to increase substantially in the next few quarters as a result of increased demand for services.


Research and Development Expenses

  Research and development expenses consist primarily of personnel and related costs for Portal's development and technical support efforts. Research and development expenses were $4.3 million in the quarter ended April 30, 1999, an increase of approximately $2.1 million or 94% over the comparable period ended April 30, 1998. The increase was primarily due to an increase in the number of research and development personnel necessary to support both expanded functionality of Infranet and increases in Portal's quality assurance, technical support and technical publications operations. Portal currently believes its investment in research and development will increase substantially during the remainder of the fiscal year. Portal has not capitalized any software development costs to date.


Sales and Marketing Expenses

  Sales and marketing expenses consist of personnel and related costs for Portal's direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with Portal's recruitment of new and maintenance of existing strategic partnerships. Sales and marketing expenses were $7.3 million in the quarter ended April 30, 1999, an increase of approximately $5.3 million or 266% over the comparable period ended April 30, 1998. The increase was due to a number of factors including an increase in the number of sales and marketing personnel, the opening of new sales offices in the United States and Hong Kong, the establishment of a European headquarters in the United Kingdom, the costs of establishing sales capabilities in China and expenses incurred in connection with trade shows and additional marketing programs. Portal expects that sales and marketing expenses will increase substantially over the next year as Portal hires additional sales and marketing personnel, increases spending on advertising and marketing programs and establishes sales offices in additional domestic and international locations.

General and Administrative Expenses

  General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources and facilities as well as information system expenses not allocated to other departments. General and administrative expenses were $2.2 million in the quarter ended April 30, 1999, an increase of approximately $1.5 million or 211% over the comparable period ended April 30, 1998. The increase was primarily due to an increase in the number of general and administrative personnel and to increased legal and accounting costs incurred in connection with business activities. Portal expects that general and administrative expenses will increase substantially over the current fiscal year as Portal hires additional general and administrative personnel.


Amortization of Deferred Stock Compensation

  Portal recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999, representing the difference between the exercise prices of options granted to acquire certain shares of common stock during fiscal year 1999 and the deemed fair value for financial reporting purposes of Portal's common stock on their respective grant dates. Portal amortized deferred compensation expense of approximately $2.0 million during the quarter ended April 30, 1999. This compensation expense relates to options awarded to individuals in all operating expense categories. Total deferred compensation at April 30, 1999 of approximately $12.4 million is being amortized over the vesting periods of the options on a graded vesting method. The amortization of deferred compensation currently recorded is estimated to be $8.2 million in fiscal year 2000, $3.7 million in fiscal year 2001, $1.9 million in fiscal year 2002 and $0.6 million in fiscal year 2003.


Provision for Income Taxes

  The $0.4 million income tax provision shown for this period is the result of alternative minimum taxes, foreign withholding taxes on revenue and tax on
earnings generated from operations in certain foreign jurisdictions.   Under
Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.


                        LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents totaled $11.9 million at April 30, 1999, compared to a balance of $11.8 million at January 31, 1999.

  Portal generated $3.1 million in cash from operations in the quarter ended April 30, 1999, an increase of $3.7 million over the $0.6 million used in the comparable period ended April 30, 1998. Amortization of deferred stock compensation, which is included in the results of operations, but does not require the use of cash, amounted to $2.0 million for the three months ended April 30, 1999 compared to $0.1 million for the three months ended April 30, 1998. Net cash from operations in the current quarter was primarily comprised of a $5.5 million loss and a $2.4 million increase in other assets, offset by a $6.1 million increase in deferred revenue and a combined increase in accounts payable and accrued compensation of $2.7 million.

  Portal has continued to make significant investments in equipment. During the quarter ended April 30, 1999, Portal purchased computer servers, workstations, networking equipment and other capital equipment amounting to approximately $1.6 million, primarily to further expand its product capability, increase internal network communication, product demonstration and service capability. Of this amount, $0.3 million was funded from Portal's equipment lease line facility.

  Portal has raised equity capital from outside investors to fund its operations. In fiscal year 1997, Portal raised approximately $2.4 million from the sale of preferred stock. In fiscal year 1998, Portal raised approximately $15.0 million from the sale of preferred stock. In fiscal year 1999, Portal raised $0.4 million from the exercise of warrants for preferred stock issued in connection with its capital lease line facility and its term loan, and raised an additional $0.4 million from sales of common stock, primarily upon exercise of stock options by employees. In fiscal year 1998, Portal also raised an additional $0.1 million from sales of common stock, primarily upon exercise of stock options by employees.

  Historically, Portal has used debt and leases to partially finance its operations and capital purchases. Portal has a $3.0 million capital lease line facility with an equipment lessor, which it established in fiscal year 1998. The lease line has a term of 48 months and bears interest at a rate of 8.5% per annum. During the three months ended April 30, 1999, Portal repaid an outstanding $3.0 million term loan with a finance company. The term loan was collateralized by substantially all of Portal's assets, with the exception of new equipment purchased using funds provided by the capital lease line facility. On April 15, 1999, Portal entered into a line of credit with a bank under which Portal may borrow up to $5.0 million. Amounts borrowed under this line of credit bear interest at a rate of the bank's prime rate plus 0.5% and mature on April 13, 2000. As of April 30, 1999, Portal had borrowed $1.0 million under the line of credit, which it used to repay the remaining $1.0 million installment of the term loan which matured in April 1999. The outstanding balance on the line of credit was repaid in May 1999 from the proceeds of Portal's initial public offering. Portal also converted a customer deposit for prepaid services into a $1.1 million short-term liability in fiscal year 1999. This liability matures on November 30, 1999 and bears interest at a rate of 10% per annum. The balance due in November may decline as services rendered for this customer are deducted from the outstanding principal.

  On April 12, 1999, Portal agreed to enter into a strategic alliance with Andersen Consulting LLC under which Andersen Consulting LLC will provide services to Portal, the parties will expand their existing marketing alliance and will work closely together to expand their customer service and marketing relationship. Under this agreement, Portal will pay Andersen Consulting LLC for its services a minimum services fee in cash of $2.8 million and a cash settled put for 200,000 of the shares to be purchased by Andersen Consulting LLC in a private placement concurrent with Portal's initial public offering. This put guaranteed a closing value of $6.0 million at the end of the first day of trading for these 200,000 shares and required Portal to pay Andersen Consulting LLC in cash for any difference between the closing value of these shares and $6.0 million. Because the closing value exceeded $6.0 million, Portal will not be required to make any payment with respect to this put.

  The capital lease line facility, the borrowings under the line of credit and the customer debt comprised the entire amount of the debt obligations on Portal's balance sheet as of April 30, 1999. The capital lease line facility includes certain covenants requiring minimum liquidity, tangible net worth and profitability over time and becomes due immediately if Portal fails to meet these covenants. Portal is currently, and has always been, in compliance with these covenants.

  On May 11, 1999, Portal completed an initial public offering of its Common Stock. All 4.6 million shares covered by the Company's Registration Statement on Form S-1, including shares covered by an overallotment option that was exercised, were sold at a price of $14.00 per share, less an underwriting discount of $0.98 per share. In addition, on May 11, 1999, the Company issued 380,184 shares of Common Stock to Anderson Consulting LLC and 3.0 million shares of Common Stock to Cisco Systems, Inc. for $13.02 per share or an aggregate purchase price of approximately $44.0 million. Net proceeds to Portal from all shares sold were approximately $104 million.

  Portal's capital requirements depend on numerous factors, including market acceptance of Portal's products, the resources Portal devotes to developing, marketing, selling and supporting its products, the timing and extent of establishing international operations, and other factors. Portal expects to devote substantial capital resources to hire and expand its sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. Portal believes that its current cash balances and the net proceeds from the initial public offering and the concurrent placement will be sufficient to fund its operations for at least the next 12 months.

                         Year 2000 Readiness Disclosure

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

  Portal has conducted a limited review of the current version of Infranet and the two immediately preceding releases. This review included a search of the software code, and Portal believes that it has identified all instances where date specific information is required. Based on this limited review, Portal believes these Infranet releases, when configured, maintained (including the installation of all maintenance releases and bug fixes) and used in accordance with its documentation, correctly recognize and properly process Year 2000 date code. Portal has no plans to conduct a review of other releases of Infranet and products that are scheduled for obsolescence prior to the end of calendar year 1999.

  Portal's software runs on several hardware platforms and operating systems, including those provided by Compaq Computer Corporation, Hewlett-Packard Company, Microsoft Corporation and Sun Microsystems, Inc. In addition, Portal's software interfaces with third-party systems, such as credit card processing services and customer-specific modifications that Portal service providers, third-party integrators and customers have created to be used with Infranet. Portal's software is, therefore, dependent upon the correct processing of dates by these systems, interfaces and modifications.

  Portal plans to contact all partners for which Portal provides integration as part of Infranet's standard product configuration. In contacting these partners, Portal has attempted to ascertain what release or releases of their products are Year 2000 compliant. To date, Portal has received compliance information from most of its material partners and will continue to pursue obtaining such information from all remaining partners. Portal may be unable to obtain compliance information from all of these partners. Moreover, Portal's partners may detect errors in their products after previously indicating that their products are Year 2000 compliant. Such revelations by Portal's partners have occurred in the past and may occur in the future; and these revelations have caused and could cause Portal to make changes in its products in response. In a newly created test environment, Portal will review Infranet and interfaces to partner products. Portal may not identify all Year 2000 failures in partner products because not all failures are within the scope of these tests. Testing of these interfaces is currently underway, and Portal expects to complete these tests by September 1999.

  Certain of Portal's customers elect to integrate Infranet with interfaces not ordinarily supported by Portal. This integration, whether performed by Portal, the customer or a third-party systems integrator, is not within the scope of Portal's in-house testing efforts. Portal has advised all customers that they must independently test these integrations for Year 2000 compliance.

  Portal uses multiple software systems for its internal business purposes, including accounting, human resources, e-mail, engineering development and testing tools, customer service and support, professional services and sales tracking applications. Portal has adopted a formal plan for determining the Year 2000 compliance of its major internal systems. Portal plans to obtain verification of Year 2000 compliance for its major internal hardware equipment and software systems by October 1999.

  Portal is in the early stages of assessing its Year 2000 readiness. To date, the costs for conducting this assessment have not been material. Portal currently estimates that the costs of ensuring that its products and internal systems are Year 2000 compliant will be approximately $500,000 to $750,000. Portal is unable to predict to what extent its business may be affected if its software or the systems that operate in conjunction with its software or its internal systems experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of Portal's software could result in delay or loss of revenue, interruption of customer management and billing services, cancellation of customer contracts, diversion of development resources, damage to Portal's reputation, increased service and warranty costs and litigation costs, any of which could adversely affect Portal's business, financial condition and results of operations. Year 2000 compliance is complex and is subject to various uncertainties, including those described in this section and under the caption "Risks Associated With Portal's Business and Future Operating Results."

  Portal does not have a contingency plan to remediate any Year 2000 problems that may arise and affect its products or internal systems in the future. If such problems arise, Portal will need to make the necessary expenditures to assess and remedy such problems. The nature, timing and extent of such expenditures cannot be estimated. Such expenditures, if required, may have a material adverse effect on its business, financial condition and results of operations.

  Portal believes that the following consequences are possible in a "worst case" Year 2000 scenario:

  . a significant number of operational inconveniences and inefficiencies for Portal and its customers that will divert management's time and attention; and

  . costly business disputes, litigation and claims for pricing adjustments, product returns and warranty obligations.

                        RECENT ACCOUNTING PRONOUNCEMENTS

  During the quarter ended April 30, 1999, Portal adopted the provisions of the AICPA's Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. The adoption of this standard did not have a material impact on Portal's financial position or results of operations.

  During the quarter ended April 30, 1999, Portal adopted the provisions of the AICPA's SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The adoption of this standard did not have a material impact on Portal's financial position or results of operations.

  In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because Portal does not currently hold any derivative instruments and does not engage in hedging activities, Portal expects that the adoption of FAS No. 133 will not have a material impact on its financial position or results of operations. Portal will be required to implement FAS No. 133 for fiscal year 2001.

  In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, or SOP 98-9. SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Portal has not yet determined the effect of the final adoption of SOP 98-9 on its future revenues and results of operations.


      RISKS ASSOCIATED WITH PORTAL'S BUSINESS AND FUTURE OPERATING RESULTS

  Portal's future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

  This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this "Risks Associated With Portal's Business and Future Operating Results" and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

It is difficult to predict our business because we have a limited history operating as a provider of CM&B software

  The results of operations for the three months ended April 30, 1999 and 1998 contained in this report are not necessarily indicative of results for fiscal year ending January 31, 2000 or any other future period. Moreover, Portal has a relatively brief operating history as a provider of CM&B software and had no meaningful license revenue until 1996. Therefore, Portal will experience the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including those discussed in this report. Our business strategy may not prove successful, and we may not successfully address these risks.

We have not achieved profitability and expect to continue to incur net losses for at least the next several quarters

  In order to become profitable, we must increase our revenues. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We incurred net losses of approximately $5.5 million for the quarter ended April 30, 1999 and $17.4 million for fiscal year 1999, $7.6 million for fiscal year 1998 and $2.3 million for fiscal year 1997. We have not achieved profitability and expect to continue to incur net losses for at least the next several quarters even if sales of our CM&B software continue to grow.

  In addition, we expect to significantly increase our sales and marketing, product development and administrative expenses. As a result, we will need to generate significant revenues from sales of Infranet to achieve and maintain profitability. We expect that we will face increased competition which may make it more difficult to increase our revenues. In addition, we may experience price competition which would lower our gross margins and our profitability. Another factor that will lower our gross margins is the percentage of our revenues that is derived from indirect channels and from services, both of which generally have lower margins. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

Our quarterly operating results may fluctuate in future periods and we may fail to meet expectations

  Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below the expectations of public market analysts and investors, and the price of our common stock may fall. Factors that could cause quarterly fluctuations include:

 .  variations in demand for our products and services;

 . the timing and execution of individual contracts, particularly large contracts that would materially affect our operating results in a given quarter;

 .  the timing of sales of our products and services;

 . our ability to develop and attain market acceptance of enhancements to Infranet and new products and services;

 .  delays in introducing new products and services;

 .  new product introductions by competitors;

 .  changes in our pricing policies or the pricing policies of our competitors;

 .  the mix of products and services sold;

 .  the mix of sales channels through which our products and services are sold;

 .  the mix of domestic and international sales;

 .  costs related to acquisitions of technologies or businesses;

 . the timing of releases of new versions of third-party software and hardware products that work with our products;

 . our ability to attract, integrate, train, retain and motivate a substantial number of sales and marketing, research and development, technical support and other management personnel;

 .  our ability to expand our operations;

 . the amount and timing of expenditures related to expansion of our operations; and

 . global economic conditions as well as those specific to ISPs and other providers of Internet-based services.

  We have difficulty predicting the volume and timing of orders. For example, substantially all of our future revenues will come from licenses of Infranet and related services, and the market for this product is in its early stages of development and is therefore unpredictable. In any given quarter, our sales have involved, and we expect will continue to involve, large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even a small number of licenses of Infranet would reduce our revenues, which would adversely affect our quarterly financial performance. Also, we have often booked a large amount of our sales in the last month of the quarter and often in the last week of that month. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall substantially short of anticipated levels. Significant sales may also occur earlier than expected, which could cause operating results for later quarters to compare unfavorably with operating results from earlier quarters.

  We record as deferred revenue fees from contracts that do not meet our revenue recognition policy requirements. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts that we enter into may not result in revenue in the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized.

  We plan to significantly increase our operating expenses to expand our sales and marketing operations, broaden our customer support capabilities, develop new distribution channels and fund greater levels of research and development. We determine our operating expenses largely on the basis of anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue could cause significant variations in our operating results from quarter-to-quarter and could result in substantial operating losses.

It is difficult to predict the timing of individual orders because Infranet has a long and variable sales cycle

  To date, the sales cycle for Infranet has been three to six months or more. The long sales and implementation cycles for Infranet may cause license revenues and operating results to vary significantly from period to period. Along with systems integrators and our other distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of Infranet. Even after purchase, our customers tend to deploy Infranet slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy Infranet.

Our business depends on the commercial acceptance of Infranet, and it is uncertain to what extent the market will accept this product

  Our future growth depends on the commercial success of Infranet. Substantially all of our licensing revenues are derived from Infranet. Our business will be harmed if our target customers do not adopt and purchase Infranet. The market for Internet-based CM&B software is in its early stages of development. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced versions of Infranet. We are not certain that our target customers will widely adopt and deploy Infranet as their CM&B solution. In the future we may not be successful in marketing Infranet or any new or enhanced products or services.

  Significant technical challenges arise in our business because many of our customers purchase and implement Infranet in phases, deploy Infranet across a variety of computer hardware platforms and integrate it with a number of legacy systems, third-party software applications and programming tools. Implementation currently requires participation by our professional services group, which has significantly limited resources. Some customers may also require us to develop costly customized features or capabilities, which increase our costs and consume our limited customer service and support resources. Also, revenues we derive from our services business have a significantly lower margin than revenues derived from licensing Infranet. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support, our operating margins could be harmed.

We must hire and retain qualified sales personnel to sell Infranet

  Our financial success and our ability to increase revenues in the future depends considerably upon the growth and productivity of the direct sales force which has historically generated a majority of Portal's license revenues. This productivity and growth will depend to a large degree on our success in recruiting, training and retaining additional direct salespeople. There is a shortage of direct sales personnel with the skills and expertise necessary to sell our products. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than we anticipate.

We also use systems integrators and other strategic relationships to implement and sell Infranet

  We have entered into relationships with third-party systems integrators, as well as with hardware platform and software applications developers and service providers. We have derived, and anticipate that we will continue to derive, a significant portion of our revenues from customers that have significant relationships with our market and platform partners. We could lose sales opportunities if we fail to work effectively with these parties or fail to grow our base of market and platform partners.

  Many of these partners also work with competing software companies, and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our products versus the products of others. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms, or at all. Our agreements with these parties typically are in the form of nonexclusive referral fee or reseller agreements that may be terminated by either party without cause or penalty and with limited notice. Therefore, there is no guarantee that any single party will continue to market our products. If these relationships fail, we will have to devote substantially more resources to the distribution, sales and marketing, implementation and support of Infranet than we would otherwise, and our efforts may not be as effective as those of our partners, either of which would harm our business.

Our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer

  A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, one customer in the quarter ended April 30, 1999 accounted for more than 15% of license revenues. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. We have initially targeted large ISPs, including on-line divisions of telecommunications carriers and other providers of Internet-based services. Some of the industries we have targeted are consolidating, which could reduce the number of potential customers available to us.

Our business will suffer dramatically if we fail to successfully manage our growth

  Our ability to successfully offer Infranet and new products and services in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. Our business will suffer dramatically if we fail to effectively manage this growth. On June 1, 1999, we had more than 370 employees, compared to a total of 119 employees on January 31, 1998. We expect to continue to hire new employees at a rapid pace. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources and on our internal training capabilities. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. We expect that we will also have to expand our facilities, and we may face difficulties and significant expenses identifying and moving into suitable office space.

Our significant international operations and our planned expansion of our international operations make us much more susceptible to risks from international operations

  For first quarter ended April 30, 1999 and the year ended January 31, 1999, we derived approximately 31% and 27% of our revenue, respectively, from sales outside North America. As a result, we face risks from doing business on an international basis, including, among others:

 . reduced protection for intellectual property rights in some countries;

 . licenses, tariffs and other trade barriers;

 . difficulties in staffing and managing foreign operations;

 . longer sales and payment cycles;

 . greater difficulties in collecting accounts receivable;

 . political and economic instability;

 . seasonal reductions in business activity;

 . potentially adverse tax consequences;

 . compliance with a wide variety of complex foreign laws and treaties; and

 . variance and unexpected changes in local laws and regulations.

  We currently have offices in a number of foreign locations including the United Kingdom, Hong Kong and Australia and plan to establish additional facilities in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue. In addition, we have sold Infranet internationally for only a few years and we have limited experience in developing localized versions of Infranet and marketing and distributing them internationally.

  Further, our international revenues are denominated in U.S. dollars. Therefore, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets. We do not currently engage in currency hedging activities.

  To the extent that we are unable to successfully manage expansion of our business into international markets due to any of the foregoing factors, our business could be adversely affected.

Our proprietary rights may be inadequately protected, and there is a risk of infringement

  Our success and ability to compete depend substantially upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Others may develop technologies that are similar or superior to our technology. Moreover, as the number of competitors in our industry segments grow and the functionality of products in different industry segments overlaps, we expect that our software products may in the future become subject to third-party infringement claims. Some of our competitors in the market for CM&B software may have filed or may intend to file patent applications covering aspects of their technology upon which they may claim our technology infringes. Any litigation, brought by us or by others, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, or at all, and could have a material and adverse impact on our gross margins and profitability. If a successful claim of product infringement were made against us, our business could be significantly harmed.

Our business will suffer if our software contains significant errors or our product development is delayed

  We face possible claims and higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the "mission critical" nature of Infranet, undetected errors are of particular concern. Complex software, such as ours, always contains undetected errors. The implementation of Infranet, which we accomplish through our services division and with our partners, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. If our software contains significant undetected errors or we fail to meet our customers' expectations or project milestones in a timely manner we could experience:

 . loss of or delay in revenues and loss of market share;

 . loss of customers;

 . failure to achieve market acceptance;

 . diversion of development resources;

 . injury to our reputation;

 . increased service and warranty costs;

 . legal actions by customers against us; and

 . increased insurance costs.

  Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service giving rise to the damages. However, these contractual limitations on liability may not be enforceable, particularly if the damages relate to a Year 2000 problem, and we may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers' internal systems. A product liability claim, whether or not successful, could harm our business by increasing our costs, damaging our reputation and distracting our management.

  In the past we have failed to release certain new products and upgrades on time. These delays may result in:

 . customer dissatisfaction;

 . cancellation of orders and license agreements;

 . negative publicity;

 . loss of revenues;

 . slower market acceptance; or

 . legal action by customers against us.

Our business may be harmed if we are unable to develop, license or acquire new products or enhancements to Infranet on a timely and cost-effective basis, or if these products or enhancements are not accepted by the market.

Year 2000 issues present technological risks, could cause disruption to our business and could harm sales of Infranet

  Concern over, and problems associated with, the impact of the ocurrance of the year 2000 on Portal's software products, internal systems, customers, suppliers and the overall software industry could affect our future operating results in several ways. Errors or defects that affect the operation of our software could result in:

  .  delay or loss of revenue;
  .  cancellation of customer contracts;
  .  diversion of development resources;
  .  damage to our reputation;
  . increased service and warranty costs; and . litigation costs.

  We are still in the process of completing our Year 2000 readiness plans, tests and analyses and face uncertainty as a result. Infranet operates in complex network environments and directly and indirectly interacts with a number of other hardware and software systems. Our software also interfaces with third-party systems, such as credit card processing services and customer-specific modifications that our service providers, third-party integrators and customers have created to be used with Infranet. Despite preliminary investigation and testing by us and our partners, Infranet and the underlying systems and protocols running it may contain previously undetected errors or defects associated with Year 2000 date functions. Furthermore, our testing to date has been limited to the current version of Infranet and two prior releases of Infranet. Several of our customers may continue to use versions of Infranet that predate the versions of the product that are being tested or supported by us. We may not be able to identify all Year 2000 failures in our partners' products. We have attempted to ascertain what release or releases of our partners' products are Year 2000 compliant. To date, Portal has received compliance information from most of its material partners. However, Portal may be unable to obtain compliance information from all of these partners.
Moreover, our partners may detect errors in their products after previously indicating that their products are Year 2000 compliant. Such revelations by our partners, have occurred in the past and may occur in the future; and these revelations have and could cause us to make changes in our products in response. In addition, some of our customers elect to integrate Infranet with interfaces not ordinarily supported by Portal. This integration, whether performed by Portal, the customer or a third party systems integrator, is also not within the scope of Portal's in-house testing efforts. Portal has advised all customers that they must independently test these integrations for year 2000 compliance.

  We also are in the process of evaluating and assessing the Year 2000 compliance of many of our internal systems. Accordingly, we are unable to predict to what extent our business may be affected if our software, the systems that operate in conjunction with our software or our internal systems experience a material Year 2000 failure.

  The purchasing patterns of our customers and potential customers based on Year 2000 issues may make it difficult to predict future sales of Infranet. Many companies are deferring software purchases until after January 1, 2000. Other companies are accelerating purchases of software products prior to 2000, causing an increase in short-term demand and a consequent decrease in long-term demand for software products.

We incorporate software licensed from third parties into Infranet and any significant interruption in the availability of these third-party software products or defects in these products could harm our business in the short-term

  Portions of Infranet incorporate software developed and maintained by third-party software vendors, such as operating systems, tools and database vendors. We expect that we may have to incorporate software from third party vendors and developers to a larger degree in our future products. Any significant interruption in the availability of these third-party software products or defects in these products or future products could harm our sales unless and until we can secure another source. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated. The absence of, or any significant delay in, the replacement of that functionality could result in delayed or lost sales and increased costs and could harm our business in the short-term.

Our future success will depend on our ability to manage technological change

  The market for CM&B software and services and Internet applications is characterized by:

  .  rapid technological change;

  .  frequent new product introductions;

  .  changes in customer requirements; and

  .  evolving industry standards.

  Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render our products obsolete. Our future success will depend upon our ability to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers.

  Infranet is designed to work on a variety of hardware and software platforms used by our customers. However, Infranet may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments, accounting and other systems that our customers use. We must constantly modify and improve our products to keep pace with changes made to these platforms and to back-office applications and other Internet-related applications. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may harm our business. If we fail to modify or improve our products in response to evolving industry standards, our products could rapidly become obsolete, which would harm our business.

The markets in which we sell our product are highly competitive and we may not be able to compete effectively

  We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We face competition from providers of traditional CM&B software such as Amdocs Limited, Kenan Systems Corporation, which was recently acquired by Lucent Technologies, Inc., LHS Group Inc. and Saville Systems PLC; emerging providers of Internet-specific billing software, such as Belle Systems S/A, Solect Technology Group and TAI Corporation; and proprietary systems developed by providers of Internet-based services. We also compete with systems integrators and with internal MIS departments of larger telecommunications carriers. We are aware of numerous other major ISPs, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Infranet. We anticipate continued growth and competition in the on-line services and telecommunications industries and the entrance of new competitors into the CM&B software market, and that the market for our products and services will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may have not yet entered the market. Many of our current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than we do.

  Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, current and potential competitors have greater name recognition and more extensive customer bases that they can leverage. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could harm our business.

Our business substantially depends upon the continued growth of the Internet and Internet-based services

  We sell Infranet to organizations providing Internet-based services. Consequently, our future revenues and profits, if any, substantially depend upon the continued acceptance and use of the Internet as an effective medium of commerce and communication. Rapid growth in the use of the Internet and on-line services is a recent phenomenon and it may not continue. As a result, a broad base of regular Internet users may not develop, and the market may not accept recently introduced services and products that rely upon the Internet, such as Infranet.

Future regulation of the Internet may slow its growth, resulting in decreased demand for our products and services and increased costs of doing business

  The growth and development of the market for Internet-based services may prompt calls for more stringent consumer protection laws. The adoption of any additional laws or regulations may decrease the expansion of the Internet or impose additional burdens on those companies conducting business on-line. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business, or otherwise harm our business. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. Our costs could increase and our growth could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other on-line services.

Our future success depends on our ability to attract and retain additional personnel, particularly qualified sales persons

  We intend to hire a significant number of additional sales, support, marketing, administrative and research and development personnel in 1999 and beyond. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot continue to grow if we cannot attract qualified personnel. We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of our existing customers. Hiring qualified customer service and support personnel, as well as sales, marketing, administrative and research and development personnel, is very competitive in our industry, particularly in the San Francisco Bay Area, where Portal is headquartered, due to the limited number of people available with the necessary technical skills and understanding of the Internet. We expect to face greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel in general, and on the services of John
E. Little, our President and Chief Executive Officer, and David S. Labuda, our Chief Technology Officer, in particular. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will.

Acquisitions of companies or technologies may result in disruptions to our business and management due to difficulties in assimilating personnel and operations

  Although we have not done so in the past, we may make acquisitions or investments in other companies, products or technologies in the future. If we make any acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

The price of our common stock will be volatile

  The trading price of the common stock will fluctuate widely as a result of a number of factors, many of which are outside our control. Some of these factors include:

   . quarter-to-quarter variations in our operating results;

   . failure to meet the expectations of industry analysts;

   . changes in earnings estimates by analysts;

   . announcements and technological innovations or new products by us or our competitors;

   . increased price competition;

   . developments or disputes concerning intellectual property rights; and

   . general conditions in the Internet industry.

  In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies and which have often been unrelated to the operating performance of these companies. Decreases in the trading price of stocks of technology companies are often precipitous.

  Moreover, of the 75,346,028 currently outstanding shares, approximately 67,352,244 shares are currently subject to agreements that prohibit their sale in the public market until November 1, 1999. If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market following November 1, 1999, the market price of our common stock could fall.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Portal develops products in the United States and sells them in North America, South America, Asia and Europe. As a result, Portal's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make Portal's products less competitive in foreign markets. Portal's interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of its investments are in short-term instruments. Due to the nature of Portal's short-term investments, Portal has concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

PART II: OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a)  Change in Certificate of Incorporation.

Upon the consummation of Portal's initial public offering on May 11, 1999, all of the then outstanding Series A Preferred Stock and Series B Preferred Stock automatically converted into Common Stock. Following that conversion, Portal filed an Amended and Restated Certificate of Incorporation that reflects the deletion of provisions relating to those series of preferred stock.

(c) Sales of Unregistered Securities.

During the three months ended April 30, 1999, following the exercise of options to purchase shares of Common Stock that had been granted under the Company's 1995 Stock Option/ Stock Issuance Plan by 22 employees, the Company issued an aggregate of 276,498 shares of Common Stock (adjusted for a three for one stock split effected on April 29, 1999) for an aggregate purchase price of $185,696. In addition, Portal issued to six individuals in lieu of cash payment for services rendered, an aggregate of 72,957 shares of Common Stock of which 68,957 were valued at $30.00 per share and 4,000 were valued at $8.00 per share. All sales of Common Stock made by the Company pursuant to the exercise of stock options were made pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act or Rule 701 promulgated under the Securities Act.

On May 11, 1999, concurrent with its initial public offering, the Company issued 380,184 shares of Common Stock to Anderson Consulting LLC and 3,000,000 shares of Common Stock to Cisco Systems, Inc. for an aggregate purchase price of $ 44,009,995. The sale of these shares was made pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

(d) Use of Proceeds from Sales of Registered Securities.

On May 11, 1999, the Company completed an initial public offering of its Common Stock, $0.001 par value. The managing underwriters in the offering were Goldman, Sachs & Co., Credit Suisse First Boston, BancBoston Robertson Stephens and Hambrecht & Quist (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-72999) that was declared effective by the SEC on May 5, 1999. The offering commenced on May 6, 1999 after all 4,600,000 shares of Common Stock registered under the Registration Statement, including shares covered by an overallotment option that was exercised, were sold at a price to the public of $14.00 per share. The aggregate offering amount registered was $64,400,000. In connection with the offering, the Company paid an aggregate of $4,508,000 in underwriting discounts to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the offering, other than underwriting discounts. All amounts shown are estimated except for the registration fees of the SEC and the National Association of Securities Dealers, Inc. ("NASD").

     SEC Registration Fee                  $   19,600
     NASD Filing Fee                            7,500
     Nasdaq National Market Listing Fee        17,500
     Printing and Engraving Expenses          200,000
     Legal Fees and Expenses                  500,000
     Accounting Fees and Expenses             350,000
     Blue Sky Fees and Expenses                 1,000
     Transfer Agent Fees                       12,000
     Miscellaneous                            142,400
                                           ----------
           Total                           $1,250,000

After deducting the underwriting discounts and the estimated offering expenses described above, the Company received net proceeds from the offering of approximately $58,642,000. As of May 30, 1999, the Company has used the net proceeds from its initial public offering of Common Stock of the Company to invest in short-term and long-term, interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of the Company. The proceeds will be used for general corporate purposes, including working capital, product development and repayment of certain indebtedness. A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. The Company has no agreements or commitments with respect to any such acquisition or investments and the Company is not currently engaged in any material negotiations with respect to any such transaction. None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.


Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         3.1  Amended and Restated Certificate of Incorporation

         27   Financial Data Schedule

         (b)  Reports on Form 8-K:

         None.

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



June 11, 1999           PORTAL SOFTWARE, INC.


                        By /s/ JACK L. ACOSTA
                           ---------------------------
                        Jack L. Acosta
                             Vice President
                             and Chief Financial Officer
                             (Principal Financial Officer)

                    EXHIBIT INDEX TO PORTAL SOFTWARE, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED APRIL 30, 1999



Exhibit Number          Description
--------------          -----------

3.1                     Amended and Restated Certificate of Incorporation

27                      Financial Data Schedule