Form 10-Q
period 1999-07-31
PORTAL SOFTWARE INC
filed 1999-09-13
CIK 1080306

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's Telephone Number, Including Area Code: (408) 343-4400


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
                                              ---------   -------


On September 8, 1999, 75,424,668 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             PORTAL SOFTWARE, INC.
                                   FORM 10-Q

                      QUARTERLY PERIOD ENDED JULY 31, 1999


                                     INDEX


                                                                                                     Page
                                                                                                     ----
Part I:   Financial Information

     Item 1: Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at January 31, 1999 and July 31, 1999               3

             Condensed Consolidated Statements of Operations for the three and six months              4
             ended July 31, 1998 and 1999

             Condensed Consolidated Statements of Cash Flows for the six months                        5
             ended July 31, 1998 and 1999

             Notes to Condensed Consolidated Financial Statements                                      6

     Item 2: Management's Discussion and Analysis of Financial Condition and Results                  14
             Results of Operations

     Item 3: Quantitative and Qualitative Disclosures About Market Risk                               31

Part II:  Other Information

     Item 2: Changes in Securities and Use of Proceeds                                                32

     Item 6: Exhibits and Reports on Form 8-K                                                         33


Signature                                                                                             34

Exhibit Index                                                                                         35

ITEM 1:  FINANCIAL STATEMENTS

                             PORTAL SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                 JANUARY 31,     JULY 31,
                                                                                 ------------  ------------
                                                                                     1999          1999
                                                                                 ------------  ------------
                                                                                               (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents  ...................................................     $ 11,809      $ 71,044
 Short term investments  ......................................................           --        37,609
 Accounts receivable, net  ....................................................       14,474        12,705
 Restricted short-term investments  ...........................................           --           750
 Other current assets  ........................................................        1,440         5,016
                                                                                    --------      --------
  Total current assets  .......................................................       27,723       127,124
Property and equipment, net  ..................................................        4,417         7,053
Restricted long-term investments  .............................................           --         2,259
Other assets  .................................................................          204         3,462
                                                                                    --------      --------
                                                                                    $ 32,344      $139,898
                                                                                    ========      ========
Liabilities and Stockholders' Equity (Net Capital Deficiency)
Current liabilities:
 Accounts payable  ............................................................     $  2,567      $  4,377
 Accrued compensation  ........................................................        1,147         4,997
 Other accrued liabilities  ...................................................        5,214         5,120
 Current portion of long-term debt  ...........................................        4,122            --
 Current portion of capital lease obligations  ................................          479           479
 Deferred revenue  ............................................................       23,344        27,304
                                                                                    --------      --------
  Total current liabilities  ..................................................       36,873        42,277
Long-term portion of capital lease obligations  ...............................        2,022         2,119
Stockholders' equity (net capital deficiency):
 Convertible preferred stock  .................................................       18,482            --
 Common stock  ................................................................          927            75
 Additional paid-in capital  ..................................................       16,753       139,546
 Net unrealized loss on investments and other  ................................           --           (66)
 Notes receivable from stockholders  ..........................................         (318)         (359)
 Deferred stock compensation  .................................................      (14,456)       (9,445)
 Accumulated deficit  .........................................................      (27,939)      (34,249)
                                                                                    --------      --------
  Stockholders' equity (net capital deficiency)  ..............................       (6,551)       95,502
                                                                                    --------      --------
                                                                                    $ 32,344      $139,898
                                                                                    ========      ========




                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                                    Three Months Ended           Six Months Ended
                                                                 --------------------------  -----------------------------
                                                                          July 31,                     July 31,
                                                                          --------                     --------
                                                                     1998          1999          1998            1999
                                                                 ------------  ------------  -------------  --------------
Revenues:
 License fees ...................................................  $  1,876       $12,651       $  4,061        $ 21,715
 Services .......................................................     2,411         8,159          4,292          14,260
                                                                   --------       -------       --------        --------
   Total revenues ...............................................     4,287        20,810          8,353          35,975
                                                                   --------       -------       --------        --------

Costs and expenses:
 Cost of license fees ...........................................        86           321            146             506
 Cost of services ...............................................     1,673         4,795          2,874           8,990
 Research and development .......................................     2,460         6,171          4,667          10,456
 Sales and marketing ............................................     3,141         8,828          5,141          16,157
 General and administrative .....................................     1,273         2,919          1,987           5,154
 Amortization of deferred stock compensation ....................       234         2,985            330           5,011
                                                                   --------       -------       --------        --------
   Total costs and expenses .....................................     8,867        26,019         15,145          46,274
                                                                   --------       -------       --------        --------
Loss from operations ...........................................   ( 4,580)       (5,209)       ( 6,792)        (10,299)
Interest income (expense) and other income, net ................        78         1,023            151             995
One-time gain upon expiration of put option on common stock ....        --         3,810             --           3,810
                                                                  --------       -------       --------        --------
Loss before income taxes .......................................   ( 4,502)         (376)       ( 6,641)         (5,494)
Provision for income taxes .....................................       (13)         (400)           (15)           (816)
                                                                  --------       -------       --------        --------
Net loss .......................................................  $ (4,515)      $  (776)      $( 6,656)       $( 6,310)
                                                                  ========       =======       ========        ========
Basic and diluted net loss per share ...........................    $(0.16)       $(0.01)        $(0.24)         $(0.13)
                                                                  ========       =======       ========        ========
Shares used in computing basic and diluted net loss per share ..    28,475        66,904         27,234          50,244
                                                                  ========       =======       ========        ========
Pro forma basic and diluted net loss per share (unaudited) .....    $(0.08)       $(0.01)        $(0.12)         $(0.10)
                                                                  ========       =======       ========        ========
Shares used in computing pro forma basic and diluted
  net loss per share (unaudited)  ..............................    57,022        70,293         55,687          66,244
                                                                  ========       =======       ========        ========




                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                         Six Months Ended
                                                                                                     ----------------------
                                                                                                             July 31,
                                                                                                             --------
                                                                                                       1998            1999
                                                                                                      ------          ------
                                                                                                            (unaudited)
OPERATING ACTIVITIES:
 Net loss  .......................................................................................   $(6,656)       $ (6,310)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization  .................................................................       399           1,029
  Amortization of deferred stock compensation  ...................................................       330           5,011
  One-time gain upon expiration of put option on common stock  ...................................        --          (3,810)
  Changes in operating assets and liabilities:
   Accounts receivable, net  .....................................................................    (1,844)          1,769
   Other current assets  .........................................................................       (85)         (1,921)
   Other assets  .................................................................................        90            (211)
   Accounts payable  .............................................................................      (234)          1,810
   Accrued compensation  .........................................................................       233           3,849
   Other accrued liabilities  ....................................................................     2,979             (90)
   Deferred revenue  .............................................................................      (282)          3,959
                                                                                                     -------        --------
    Net cash provided by (used in) operating activities  .........................................    (5,070)          5,085
                                                                                                     -------        --------

INVESTING ACTIVITIES
 Purchases of short-term investments..............................................................        --         (38,732)
 Purchases of long-term investments...............................................................        --          (2,299)
 Purchases of property and equipment  ............................................................        --          (3,354)
                                                                                                     -------        --------
    Net cash used in investing activities  .......................................................        --         (44,385)
                                                                                                     -------        --------

FINANCING ACTIVITIES:
 Repayment of long-term debt  ....................................................................        --          (4,122)
 Proceeds from line of credit.....................................................................        --           1,000
 Repayment of line of credit......................................................................        --          (1,000)
 Principal payments under capital lease obligations  .............................................        79            (239)
 Proceeds from issuance of common stock, net of repurchases and issuance cost  ...................       106         102,850
 Proceeds from issuance of preferred stock  ......................................................       128              --
                                                                                                     -------        --------
    Net cash from financing activities  ..........................................................       313          98,489
                                                                                                     -------        --------
 Effect of exchange rate on cash and cash equivalents.............................................        --              46
Net increase (decrease) in cash and cash equivalents  ............................................    (4,757)         59,235
Cash and cash equivalents at beginning of period  ................................................    14,646          11,809
                                                                                                     -------        --------
Cash and cash equivalents at end of period  .                                                        $ 9,889        $ 71,044
                                                                                                     =======        ========




                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


(1)  Significant Accounting Policies:

Nature of Business and Basis of Presentation

     Portal Software, Inc. or Portal, formerly Portal Information Network, Inc., a California corporation, was incorporated in 1994. Portal markets and supports real-time customer management and billing software, or CM&B software, for providers of Internet-based services. Portal's software is a comprehensive solution that is designed to meet the complex, mission-critical provisioning, accounting, reporting and marketing needs of providers of Internet-based services. Portal markets its products worldwide through a combination of a direct sales force and distribution partners. Substantially all of Portal's license revenues are derived from sales of its Infranet product.

     Portal has incurred operating losses to date and, at July 31, 1999, had an accumulated deficit of $34.2 million. Portal's activities have been primarily financed through private placements and public offerings of equity securities. Portal may need to raise additional capital through the issuance of debt or equity securities. Such financing may not be available on terms satisfactory to Portal, if at all.

     The accompanying unaudited condensed consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at July 31, 1999 and the statement of operations for the three and six months ended July 31, 1999 and cash flows for the six months ended July 31, 1998 and 1999 have been prepared without audit. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 1999 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's final prospectus filed with the Securities and Exchange Commission on May 6, 1999.

Revenue Recognition

     License revenues are comprised of fees for multiyear or perpetual licenses, which are primarily derived from contracts with corporate customers and resellers. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Portal obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. For electronic delivery, the software is considered to have been delivered when Portal has provided the customer with the access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users (primarily resellers) is not recognized until the product is delivered to the end user.

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

     In December 1998, the American Institute of Certified Public Accountants or AICPA issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, or SOP 98-9. SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Portal does not expect the final adoption of SOP 98-9 to have a material impact on its future revenues or results of operations.

Concentration of Credit Risk

     Portal sells its software and services to customers consisting mainly of North American and European Internet service providers and enhanced service developers. Portal performs ongoing credit evaluations of its customers and does not require collateral. Portal maintains an allowance for potential credit losses and such losses historically have been within management's expectations.

     Two customers accounted for a combined 28% of total revenues during the three months ended July 31, 1999. No other individual customers accounted for more than 10% of total revenue for the three months ended July 31, 1999. No individual customer accounted for greater than 10% of total revenue for the three or six months ended July 31, 1998 or six months ended July 31, 1999.

Segment Information

     In June 1997, the Financial Accounting Standards Board or FASB issued Statement of Financial Accounting Standards No. 131, ``Disclosures About Segments of an Enterprise and Related Information,'' or FAS 131, effective for financial statements for periods beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. Portal adopted FAS 131 effective February 1, 1998. Portal operates solely in one segment, the development and marketing of CM&B software, and therefore Portal is not impacted by the adoption of FAS 131. Portal's foreign offices consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network. Operating losses generated by the foreign operations of Portal and their corresponding identifiable assets were not material in any period presented.

     Portal's export revenue represented 9% and 31% of total revenues for the three months ended July 31, 1998 and 1999 and 15% and 31% for the six months ended July 31, 1998 and 1999. All of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe and Asia-Pacific. Total export revenues for the three months ended July 31, 1998 and 1999 were $0.2 million and $4.7 million to customers in Europe and $0.2 million and $1.7 million to customers in the Asia-Pacific region. Total export revenues for the six months ended July 31, 1998 and 1999 were $0.8 million and $8.6 million to customers in Europe and $0.4 million and $2.5 million to customers in the Asia-Pacific region.

Cash, Cash Equivalents, Short-Term and Long-Term Investments

     Portal considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Through January 31, 1999, Portal maintained cash and cash equivalents in money market accounts with major financial institutions for which the carrying amount approximated its fair value. Upon the completion of the initial public offering in May 1999 (see Note 4), Portal received additional cash which is available for investment. At July 31, 1999, cash equivalents and short-term investments consist primarily of commercial paper, other debt instruments and money market funds. All short-term investments have maturity dates from three to 24 months.

     Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of the FASB's Statement of Financial Accounting Standards No.115, ``Accounting for Certain Investments in Debt and Equity Securities'' (``FAS 115''). Currently, Portal classifies its securities as available-for-sale, which are reported at fair market value, with the related unrealized gains and losses included in stockholders' equity. Unrealized gains and losses were not material at January 31, 1999. At July 31, 1999, unrealized losses were $105,000. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method.

     The following schedule summarizes the estimated fair value of our cash, cash equivalents and short-term investments (in thousands)

                                                                                       January 31,          July 31,
                                                                                          1999                1999
                                                                                          ----                ----
                                                                                                          (unaudited)
Cash and cash equivalents:
  Cash..........................................................................         $ 4,359            $ 6,072
  Money market funds............................................................           7,450              7,226
  Commercial paper..............................................................              --              2,996
  U.S. Government securities....................................................              --             54,750
                                                                                         -------            -------
                                                                                         $11,809            $71,044
                                                                                         =======            =======

     Short-term investments at July 31, 1999 (unaudited):

                                                                                    Gross Unrealized
                                                                                    ------------------
                                                                Cost              Gain             Loss            Fair Value
                                                                -----             -----            -----           -----------
  Commercial paper.................................            $ 7,504             $  --           $(  3)            $ 7,501
  Corporate notes..................................             26,960                --             (92)             26,868
  Municipal bonds..................................              4,000                --             (10)              3,990
  Restricted investments...........................               (750)               --              --                (750)
                                                               -------            ------           -----             -------
                                                               $37,714             $  --           $(105)            $37,609
                                                               =======            ======           =====             =======

     The estimated fair value of cash, cash equivalents and short-term investments classified by date of maturity is as follows (in thousands):

                                                                                      January 31,          July 31,
                                                                                         1999                1999
                                                                                         -----               -----
                                                                                                         (unaudited)
  Due within one year...........................................................         $11,809           $ 89,886
  Due within two years..........................................................              --             19,517
  Restricted short-term investments.............................................              --               (750)
                                                                                         -------           --------
                                                                                         $11,809           $108,653
                                                                                         =======           ========

     In accordance with FAS 115, Portal classifies all non-restricted short-term investments as available-for-sale since these securities are available to support current operations. Restricted short-term investments of $750,000 represent collateral for a surety bond required by a customer contract that expires in January of 2000. The restricted short-term investments are not available to support current operations and are consequently classified as held-to-maturity. As a result, unrealized gains and losses are not recorded. At July 31, 1999, amortized cost approximated fair value.

     Restricted long-term investments of $2,259,000 represent collateral for a $2,250,000 letter of credit issued in lieu of a security deposit for a new facility lease and consist of corporate bonds maturing over a period of one to three years. The restricted long-term investments are classified as held-to-maturity. As a result, unrealized gains and losses are not recorded. At July 31, 1999, amortized cost approximated fair value.

     Realized gains and losses from sales of each type of security were immaterial for all periods presented.

Other Assets

     Other assets consisted of the following (in thousands):

                                                               January 31,      July 31,
                                                                  1999            1999
                                                                  -----           -----
                                                                              (unaudited)
 Prepaid services long term portion (see Note 3)  ...........      $ --          $3,048
 Deposits and other  ........................................       204             414
                                                                  -----          ------
                                                                   $204          $3,462
                                                                  =====          ======

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Net Loss Per Common Share

     Basic net loss per common share and diluted net loss per common share are presented in conformity with the FASB's Statement of Financial Accounting Standards No. 128, ``Earnings Per Share'', or FAS 128, for all periods presented. Following the guidance given by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, Portal has not issued or granted shares for nominal consideration.

     In accordance with FAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the consolidated statements of operations, has been computed for the three and six-month periods ended July 31, 1998 and 1999 as described above, and also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data; unaudited):

                                                                  Three months ended           Six months ended
                                                                       July 31,                    July 31,
                                                                       --------                    --------
                                                                     1998          1999          1998          1999
                                                                    -----         -----         -----         -----
Net loss .......................................................  $(4,515)      $  (776)     $ (6,656)      $(6,310)
                                                                  =======       =======      ========       =======
Basic and diluted:
  Weighted-average shares of common stock outstanding ..........   38,393        71,079        38,268        55,187
  Less: Weighted-average shares subject to repurchase ..........   (9,918)       (4,175)      (11,034)       (4,963)
                                                                  -------       -------      --------       -------
  Weighted-average shares used in computing basic and
    diluted net loss per share .................................   28,475        66,904        27,234        50,224
                                                                  =======       =======      ========       =======
Basic and diluted net loss per share ...........................  $ (0.16)      $ (0.01)     $  (0.24)      $ (0.13)
                                                                  =======       =======      ========       =======

Pro forma:
  Net loss .....................................................  $(4,515)      $  (776)     $ (6,656)      $(6,310)
                                                                  =======       =======      ========       =======
  Shares used above ............................................   28,475        66,904        27,234        50,224
  Pro forma adjustment to reflect weighted effect of assumed
    conversion of convertible preferred stock ..................   28,547         3,389        28,453        16,020
                                                                  -------       -------      --------       -------
  Shares used in computing pro forma basic and diluted net
    loss per share .............................................   57,022        70,293        55,687        66,244
                                                                  =======       =======      ========       =======
  Pro forma basic and diluted net loss per share ...............  $ (0.08)      $ (0.01)     $  (0.12)      $ (0.10)
                                                                  =======       =======      ========       =======


     Portal has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total numbers of shares excluded from the calculations of diluted net loss per share was 40,372,827 and 11,438,685 for the three months ended July 31, 1998 and 1999 and 41,205,217 and 12,265,850 for the six months ended July 31, 1998 and 1999. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

Comprehensive Loss

     As of January 1, 1998, Portal adopted SFAS 130, ``Reporting Comprehensive Income.'' SFAS 130 establishes new rules for the reporting and display of comprehensive net income and its components. However, it has no impact on our net loss or stockholders' equity as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available for sale securities to be included in comprehensive net loss. The components of comprehensive net loss are as follows (in thousands; unaudited):

                                                                                            Six months ended July 31,
                                                                                            -------------------------
                                                                                             1998                1999
                                                                                             -----               -----
Net loss........................................................................            $(6,656)            $(6,310)
Unrealized loss on marketable securities........................................                ---                (105)
Change in cumulative translation adjustment.....................................                  5                  39
                                                                                            -------             -------
Comprehensive net loss..........................................................            $(6,651)            $(6,376)
                                                                                            =======             =======

Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, ``Accounting for Derivative Instruments and Hedging Activities'', or FAS 133. Portal is required to adopt FAS 133 for the year ending January 31, 2002. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because Portal currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of FAS 133 is expected to have no material impact on Portal's financial condition or results of operations.

     In March 1998, the AICPA issued SOP 98-1, ``Accounting for the Costs of Computer Software Developed or Obtained for Internal Use'', or SOP 98-1. SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Portal is required to implement SOP 98-1 for the year ending January 31, 2000. Portal adopted SOP No. 98-1 on February 1, 1999 with no material impact on its financial position or results of operations.

     In April 1998, the AICPA issued SOP No. 98-5, ``Reporting on the Costs of Start-Up Activities,'' or SOP 98-5. SOP 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. Portal expects that the adoption of SOP 98-5 will not have a material impact on its financial position or results of operations. Portal adopted SOP No. 98-5 on February 1, 1999 with no material impact on its financial position or results of operations.

(2)  Long-Term Debt, Convertible Promissory Notes and Line of Credit

     In July 1997, Portal entered into a $3.0 million note payable agreement with a financial institution to finance working capital. The agreement was subsequently amended in February 1999 to change the installment payment dates. The note, bearing an interest rate at 10.75% per annum, is payable in three installments of $1.5 million, $0.5 million, and $1.0 million on February 19, 1999, March 31, 1999, and April 30, 1999. In connection with these notes, Portal issued warrants to the lender to purchase 130,098 shares of Series B preferred stock at an exercise price of $1.50 per share. The note payable was paid on schedule. As of April 30, 1999, the entire loan had been repaid.

     In February through December 1995, Portal issued convertible promissory notes in the aggregate principal amount of $0.8 million to private investors. In April through June 1996, convertible notes in the amount of $0.5 million plus accrued interest of $55,765 were exchanged for 3,616,590 shares of Series A preferred stock at a price of $0.17 per share and convertible notes in the amount of $0.3 million plus accrued interest of $16,163 were repaid.

     Warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.001 per share were issued in connection with the original issuance of the convertible notes in 1995. These warrants were exercised during the fiscal year ended January 31, 1997. In December 1998, Portal entered into an agreement with a customer to convert $1.1 million from a deposit into a note payable. The note, bearing an interest rate of 10% per annum, was due on November 30, 1999. The entire balance on the note was repaid in July 1999. On April 15, 1999, Portal entered into a line of credit with a bank under which Portal may borrow up to $5 million. Amounts borrowed under this line of credit bear interest at a rate of the bank's prime rate plus 0.5% and mature on April 13, 2000. On April 22, 1999, Portal borrowed $1.0 million under the line of credit to repay the final installment of the term loan that matured in April 1999 . The entire balance on the line of credit was repaid in May 1999.

(3)  Agreement with Andersen Consulting LLC

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

     Under this agreement, Portal agreed to pay Andersen Consulting LLC for its services a minimum services fee in cash of $2.8 million and a cash settled put for 200,000 of the shares to be purchased by Andersen Consulting LLC. This put guaranteed a closing value of $6.0 million at the end of the first day of trading for 200,000 shares common sold to Andersen and required Portal to pay Andersen Consulting LLC in cash for any differences between the closing value of these shares and $6.0 million. Upon the date of the arrangement, Portal recorded the fair value of the put of approximately $3.8 million. The value of the put was determined using the Black-Scholes model using a risk-free interest rate of 6.3%, an expected life of one month and a volatility factor of 1.00.

     Upon completion of the initial public offering (see Note 4), the put option was settled. Based on the closing price of Portal's common stock at the end of the first day of trading, the net cash settlement of the put was computed at a value of zero. As a result, a gain upon remeasurement of the liability of $3.8 million was recorded as other income in the three and six-month periods ended July 31, 1999.

     At July 31, 1999, the initial fair value of the put, approximately $3.8 million, has been classified as a prepaid service asset and will be amortized systematically over the period of the service agreement, which is anticipated to be between three and five years. Upon signing of the definitive agreement, the service fee of $2.8 million will also be capitalized and amortized systematically over the same period.

(4)  Stockholders' Equity

Reincorporation and Stock Split

     During February 1999, Portal's board of directors authorized the reincorporation of the Company in the state of Delaware. This reincorporation received shareholder approval on April 29, 1999. Portal is authorized to issue 250,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of undesignated preferred stock, $0.001 par value. The board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. In April 1999, Portal's board of directors approved a three-for-one split of Portal's common and preferred stock. The stock split took place on April 29, 1999. All share and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively.

Initial Public Offering

     On May 11, 1999, Portal completed an initial public offering of its Common Stock. All 4.6 million shares covered by Portal's Registration Statement on Form S-1, including shares covered by an overallotment option that was exercised, were sold by Portal at a price of $14.00 per share, less an underwriting discount of $0.98 per share. In addition, on May 11, 1999, the Company issued 380,184 shares of Common Stock to Andersen Consulting and 3.0 million shares of Common Stock to Cisco Systems, Inc. for $13.02 per share or an aggregate purchase price of approximately $44.0 million. Net proceeds to the Company from all shares sold were approximately $102.4 million. Upon the consummation of Portal's initial public offering on May 11, 1999, all of the then outstanding Series A Preferred Stock and Series B Preferred Stock automatically converted into Common Stock.


(5)  Income Taxes

     Portal computes the provision for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. The $0.4 million and $0.8 million income tax provision for the three and six months ended July 31, 1999 is the result of alternative minimum taxes, foreign withholding taxes on revenue, and tax on earnings generated from operations in certain foreign jurisdictions.

(6)  Subsequent Event

     In August 1999, Portal's Board of Directors approved a secondary offering of up to 5 million shares of Portal common stock. Of these shares, Portal will offer 2 million primary shares and selling stockholders will offer 3 million shares. The Company has granted the underwriters an option to purchase up to an additional 750,000 shares of common stock to cover over-allotments, if any. As of September 8, 1999 the offering has not been completed.

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

Beginning with fiscal year 1997, substantially all of Portal's revenues have come from the license of Infranet, and from related services. Revenues consist of Infranet license, consulting, training, support and maintenance fees. License revenues are comprised of perpetual or multiyear license fees which are primarily derived from contracts with corporate customers and resellers. Portal believes that future license revenues will be generated from three sources:

   .  license fees from new customers;
   . license fees for new products to existing customers; and . growth in the subscriber base of its existing customers, which will lead to increased revenue from subscriber-based licenses.

Portal has generated a substantial portion of its historical Infranet revenues from approximately 130 customers. Portal has established a series of partnerships with systems integrators and hardware platform, software and service providers. Portal has derived, and anticipates that it will continue to derive, a substantial portion of its revenues from customers that have significant relationships with its market and platform partners.


                             RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and six months ended July 31, 1998 and 1999 expressed as a percentage of total revenues.


                                                          Three Months Ended           Six Months Ended
                                                               July 31,                     July 31,
                                                               --------                     --------
                                                           1998          1999           1998           1999
                                                           -----         -----          -----          ----

Revenues:
  License fees  ......................................       44 %           61%            49 %          60 %
  Services  ..........................................       56             39             51            40
                                                          -----           ----           ----          ----
     Total revenues  .................................      100            100            100           100
                                                          -----           ----           ----          ----

Costs and expenses:
  Cost of license fees  ..............................        2              2              2             1
  Cost of services  ..................................       39             23             34            25
  Research and development  ..........................       57             30             56            29
  Sales and marketing  ...............................       73             42             62            45
  General and administrative  ........................       30             14             24            15
  Amortization of deferred stock compensation  .......        6             14              4            14
                                                          -----           ----           ----          ----
     Total costs and expenses  .......................      207            125            182           129
Loss from operations  ................................     (107)           (25)           (82)          (29)
Interest income (expense) and other income, net  .....        2             23              2            13
                                                          -----           ----           ----          ----
Loss before income taxes  ............................     (105)            (2)           (80)          (16)
Provision for income taxes  ..........................       --             (2)            --            (2)
                                                          -----           ----           ----          ----
Net loss  ............................................    (105)%           (4)%          (80)%         (18)%
                                                          =====           ====           ====          ====

               Three and Six Months Ended July 31, 1998 and 1999

                                    Revenues

Total revenues were $20.8 million in the three months ended July 31, 1999, an increase of approximately $16.5 million or 385% and $36.0 million in the six months ended July 31, 1999, an increase of approximately $27.6 million or 331% over the comparable periods in 1998. License fees revenues increased as a percentage of total revenues in the three and six months ended July 31, 1999 compared to the three and six months ended July 31, 1998 primarily because license fees revenue growth exceeded services revenue growth. This was due to increased license sales as a result of the maturation of the Infranet product and the expansion of the sales and marketing operations. Two customers accounted for a combined 28% of total revenues during the three months ended July 31, 1999. No customer accounted for more than 10% of total revenue for the three or six months ended July 31, 1998 or the six months ended July 31, 1999. Portal's business strategy is to provide CM&B software that will meet the needs of different Internet service business models. Consequently, because of the number of different Internet service business models, Portal has received, and will continue to receive, requests from customers to provide special features that do not currently exist in its product but that Portal may agree to provide to the customer in the future. It is Portal's expectation that certain customers will continue to negotiate and require features that are not immediately available. Customization of special features may in the future result in the deferral of revenues until the features are delivered. However, as Infranet matures, Portal expects that fewer orders will require features not yet available.

License fees totaled $12.7 million in the three months ended July 31, 1999, an increase of approximately $10.8 million or 574% and $21.7 million in the six months ended July 31, 1999, an increase of approximately $17.7 million or 435% over the comparable periods in 1998. The increase in license fees was primarily due to continued expansion in marketing activities and growth in Portal's sales force as well as greater demand for and the acceptance of Infranet.

Services revenues were $8.2 million in the three months ended July 31, 1999, an increase of approximately $5.7 million or 238% and $14.3 million in the six months ended July 31, 1999, an increase of approximately $10.0 million or 232% over the comparable periods in 1998. The increase in services revenues resulted from the increase in support and maintenance service fees related to Portal's growing customer base and the renewal of maintenance contracts. In addition, increased demand for Portal's consulting and training services to meet the increasingly complex demands of Portal's customers and its expanding customer base contributed to this increase.


                                            Three Months                      Six Months
                                           Ended July 31,                    Ended July 31,
                                          ----------------     Percent      -----------------  Percent
(in thousands)                             1998      1999      Change        1998      1999     Change
                                          -----     ------     -------       ----      -----    -------
Geographical Revenues:
 North America  .......................  $3,888   $14,447        272%       $7,095     $24,964    252%
    Percentage of total revenues  .....      91%       69%                      85%         69%
 International
  Europe  .............................     188     4,683      2,391%          835       8,551    924%
    Percentage of total revenues  .....       4%       23%                      10%         24%
  Intercontinental  ...................     211     1,680        696%          423       2,460    482%
    Percentage of total revenues  .....       5%        8%                       5%          7%
                                          -----   -------      -----        ------     -------    ---
  Total international  ................     399     6,363      1,495%        1,258      11,011    775%
    Percentage of total revenues  .....       9%       31%                      15%         31%
                                          -----   -------      -----        ------     -------    ---
Total revenues  .......................  $4,287   $20,810        385%       $8,353     $35,975    331%
                                          =====   =======      =====        ======     =======    ===

North American revenues, which are defined by Portal as revenues from the United States and Canada, were $14.4 million in the three months ended July 31, 1999, an increase of approximately $10.6 million or 272% and $25.0 million in the six months ended July 31, 1999, an increase of approximately $17.9 million or 252% over the comparable periods in 1998. The increase in North American revenues was primarily due to expanded marketing activities in North America and growth in sales force as well as greater acceptance of Infranet and growth in Portal's sales forces in the North American market.

International revenues for Europe and Intercontinental, which is defined by Portal as Asia-Pacific, Japan and Latin America, totaled $6.4 million in the three months ended July 31, 1999, an increase of approximately $6.0 million or 1,495% and $11.0 million in the six months ended July 31, 1999, an increase of approximately $9.8 million or 775% over the comparable periods in 1998. European revenues were $4.7 million in the three months ended July 31, 1999, an increase of approximately $4.5 million or 2,391% and $8.6 million in the six months ended July 31, 1999, an increase of approximately $7.7 million or 924% over the comparable periods in 1998. Intercontinental revenues were $1.7 million in the three months ended July 31, 1999, an increase of approximately $1.5 million or 696% and $2.5 million in the six months ended July 31, 1999, an increase of approximately $2.0 million or 482% over the comparable period in 1998. The increase in international revenues was primarily due to growth in Portal's direct sales force and increased marketing efforts worldwide including the establishment of a sales presence in France, Germany, Spain and Singapore during the period as well as the establishment of Portal's European headquarters in the United Kingdom in April 1999.

International revenues represented 31% of total revenues for each of the three and six months ended July 31, 1999, compared with 9% and 15% in the three and six months ended July 31, 1998. In the three and six months ended July 31, 1999, revenues from Europe were 23% and 24% of total revenues and revenues from Intercontinental were 8% and 7% of total revenues.

                                    Expenses

Cost of License Fees

Cost of license fees consists of resellers' commission payments to systems integrators and third-party royalty obligations. Cost of license fees was $0.3 million in the three months ended July 31, 1999, an increase of approximately $0.2 million or 273% and $0.5 million in the six months ended July 31, 1999, an increase of approximately $0.4 million or 247% from the comparable periods in 1998. The increase in cost of license fees is primarily due to increased license revenue and increased resellers' commissions resulting from Portal expanding its base of systems integrator partners. Gross margin for license fees was approximately 97% and 98% in the three and six months ended July 31, 1999 compared to approximately 95% and 96% in the comparable periods in 1998. Portal did not incur any shipping, packaging or documentation costs, as its product was delivered electronically over the Internet.

Cost of Services

Cost of services primarily consists of maintenance, consulting and training expenses. Cost of services was $4.8 million in the three months ended July 31, 1999, an increase of approximately $3.1 million or 187% and $9.0 million in the six months ended July 31, 1999, an increase of approximately $6.1 million or 213% over the comparable periods in 1998. The increase in cost of services is primarily due to an increase in the number of consulting and support personnel necessary to support both the expansion of Portal's installed base of customers and new installations. Gross margin for services was approximately 41% and 37% in the three and six months ended July 31, 1999 compared to approximately 31% and 33% in the comparable periods in 1998. The increase in gross margin was primarily due to a decrease in the use of higher cost third-party personnel as a result of the hiring of additional consulting employees for the six months ended July 31, 1999. Portal expects cost of services to increase substantially in the next few quarters as a result of the hiring of additional personnel to meet the increased demand for services.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs for Portal's development efforts. Research and development expenses were $6.2 million in the three months ended July 31, 1999, an increase of approximately $3.7 million or 151% and $10.5 million in the six months ended July 31, 1999, an increase of approximately $5.8 million or 124% over the comparable periods in 1998. The increase was primarily due to an increase in the number of research and development personnel necessary to support both expanded functionality of Infranet and increases in Portal's quality assurance and product publications operations. Portal currently believes its investment in research and development will increase substantially during the remainder of fiscal year 2000. Portal has not capitalized any software development costs to date.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel and related costs for Portal's direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with Portal's recruitment of new and maintenance of existing strategic partnerships. Sales and marketing expenses were $8.8 million in the three months ended July 31, 1999, an increase of approximately $5.7 million or 181% and $16.2 million in the six months ended July 31, 1999, an increase of approximately $11.0 million or 214% over the comparable periods in 1998. The increase was due to a number of factors including an increase in the number of sales and marketing personnel, the opening of new sales offices in the United States, Europe and Hong Kong, the establishment of a European headquarters in the United Kingdom, the costs of establishing sales capabilities in China and expenses incurred in connection with trade shows and additional marketing programs. Portal expects that sales and marketing expenses will increase substantially over the next 12 months as Portal hires additional sales and marketing personnel, increases spending on advertising and marketing programs and establishes sales offices in additional North American and international locations.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal and human resources as well as facilities and information system expenses not allocated to other departments. General and administrative expenses were $2.9 million in the three months ended July 31, 1999, an increase of approximately $1.6 million or 129% and $5.2 million in the six months ended July 31, 1999, an increase of approximately $3.2 million or 159% over the comparable periods in 1998. The increase was primarily due to an increase in the number of general and administrative personnel and an increase in legal and accounting costs incurred in connection with business activities. Portal expects that general and administrative expenses will increase substantially over the current fiscal year as Portal hires additional general and administrative personnel and continues to incur legal and accounting losses in connection with business activities.

Amortization of Deferred Stock Compensation

Portal recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999, representing the difference between the exercise prices of options granted to acquire certain shares of common stock during fiscal year 1999 and the deemed fair value for financial reporting purposes of Portal's common stock on their respective grant dates. Portal amortized deferred compensation expense of approximately $3.0 million and $5.0 million during the three and six months ended July 31, 1999 as compared to $0.2 and $0.3 million incurred during the comparable periods in 1998. This compensation expense relates to options awarded to individuals in all operating expense categories. Total deferred compensation at July 31, 1999 of approximately $9.4 million is being amortized over the vesting periods of the options using a graded vesting method. The amortization of deferred compensation currently recorded is estimated to be $8.2 million for the entirety of fiscal year 2000, $3.7 million in fiscal year 2001, $1.9 million in fiscal year 2002 and $0.6 million in fiscal year 2003.

Interest Income (Expense) and Other Income, Net

Interest income (expense) and other income, net, includes interest and dividend income from cash, cash equivalents short and long-term investments offset by interest on capital leases. Interest income (expense) and other income, net, was $4.8 million in both the three and six months ended July 31, 1999, as compared to $0.1 million and $0.2 million in the comparable periods in 1998. The increase was primarily due to the one-time, non-cash gain of $3.8 million upon remeasurement of the put option granted to Andersen Consulting which was settled upon completion of our initial public offering in May 1999, and interest income from the investment of funds received upon completion of our initial public offering.

Provision for Income Taxes

The $0.4 million and $0.8 million income tax provision shown for the three and six months ended July 31, 1999, compared with no significant provision for income taxes for the comparable periods in 1998, is the result of foreign withholding taxes on revenue and taxes on earnings generated from operations in certain foreign jurisdictions. The increase in the provision for income taxes was primarily due to an increase in the six months ended July 31, 1999 in foreign license revenue and foreign corporate income taxes over the comparable period in 1998. Under Statement of Financial Accounting Standards No. 109 (FAS
109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $109.4 million at July 31, 1999, compared to a balance of $11.8 million at January 31, 1999.

Portal generated $5.1 million in cash from operations in the six months ended July 31, 1999, an increase of $10.2 million over the $5.1 million used in the comparable period ended July 31, 1998. Amortization of deferred stock compensation, which is included in the net loss line in the cash flow statement, but does not require the use of cash, amounted to $5.0 million for the six months ended July 31, 1999 compared to $0.3 million for the six months ended July 31, 1998. Net cash from operations in the six months period was primarily comprised of a $6.3 million loss and a $1.9 million increase in other current assets, offset by a $4.0 million increase in deferred revenue, a $1.8 million decrease in accounts receivable and a combined increase in accounts payable and accrued compensation of $5.7 million.

Portal has continued to make significant investments in equipment. During the six months ended July 31, 1999, Portal purchased computer servers, workstations, networking equipment and other capital equipment amounting to approximately $3.4 million, primarily to further expand its product capability, increase internal network communication, product demonstration and service capability. Of this amount, $0.3 million was funded from Portal's equipment lease line facility.

Portal has raised equity capital from outside investors to fund its operations. In fiscal year 1997, Portal raised approximately $2.4 million from the sale of preferred stock. In fiscal year 1998, Portal raised approximately $15.0 million from the sale of preferred stock. In fiscal year 1998 and fiscal year 1999, Portal also raised an additional $0.1 million and $0.4 million, respectively, from sales of common stock, primarily upon exercise of stock options by employees and in fiscal year 1999 raised $0.4 million from the exercise of warrants for preferred stock issued in connection with its capital lease line facility and its term loan. In the six months ended July 31, 1999, Portal completed an initial public offering which raised approximately $102.4 million, including sales of stock to Cisco Systems, Inc. and Andersen Consulting. During the same period, Portal raised an additional $0.5 million from sales of common stock upon the exercise of stock options by employees and warrants by third parties.

Historically, Portal has used debt and leases to partially finance its operations and capital purchases. Portal has a $3.0 million capital lease line facility with an equipment lessor, which it established in fiscal year 1998. The lease line has a term of 48 months and bears interest at a rate of 8.5% per annum. Separately, during the six months ended July 31, 1999, Portal repaid an outstanding $3.0 million term loan with a finance company. The term loan was collateralized by substantially all of Portal's assets, with the exception of new equipment purchased using funds provided by the capital lease line facility. On April 15, 1999, Portal entered into a line of credit with a bank under which Portal may borrow up to $5.0 million. Amounts borrowed under this line of credit bear interest at a rate of the bank's prime rate plus 0.5% and mature on April 13, 2000. Portal had borrowed $1.0 million under the line of credit, which it used to repay the remaining $1.0 million installment of the term loan which matured in April 1999. The outstanding balance on the line of credit was repaid in May 1999 from the proceeds of Portal's initial public offering. Portal also converted a customer deposit for prepaid services into a $1.1 million short-term liability in fiscal year 1999. This liability bore interest at a rate of 10% per annum and was repaid in July 1999.

The capital lease line facility comprised the entire amount of the debt obligations on Portal's balance sheet as of July 31, 1999. The capital lease line facility includes certain covenants requiring minimum liquidity, tangible net worth and profitability over time and becomes due immediately if Portal fails to meet these covenants. Portal is currently, and has always been, in compliance with these covenants.

On April 12, 1999, Portal agreed to enter into a strategic alliance with Andersen Consulting under which Andersen Consulting will provide services to Portal. The parties will expand their existing marketing alliance and will work closely together to expand their customer service and marketing relationship. Under this agreement, Portal will pay Andersen Consulting for its services a minimum services fee in cash of $2.8 million and a cash settled put for 200,000 of the shares which were purchased by Andersen Consulting in a private placement concurrent with Portal's initial public offering. This put guaranteed a closing value of $6.0 million at the end of the first day of trading. Because the closing value exceeded $6.0 million, Portal was not required to make any payment with respect to this put.

In the normal course of business, Portal enters into leases for new or expanded facilities in both domestic and international locations. In June 1999, Portal entered into a lease for its worldwide headquarters that will expire in November 2010. In connection with the lease, Portal will make payments of $0.6 million, $4.5 million, $4.6 million, $4.8 million and $4.9 million in the years ending January 31, 2000, 2001, 2002, 2003 and 2004, respectively, and a total of $37.7 million thereafter until expiration of the lease. In connection with this lease, Portal issued a letter of credit for $2.3 million as a deposit for the facilities

Portal's capital requirements depend on numerous factors, including market acceptance of Portal's products, the resources Portal devotes to developing, marketing, selling and supporting its products, the timing and extent of establishing international operations, and other factors. Portal expects to devote substantial capital resources to hire and expand its sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. Although Portal believes that its current cash balances and the net proceeds from this offering will be sufficient to fund its operations for at least the next 12 months, Portal may require additional financing within this time frame. Additional funding, if needed, may not be available on terms acceptable to Portal, or at all.


                         Year 2000 Readiness Disclosure

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether ``00'' means 1900 or 2000. This may result in software failures or the creation of erroneous results.

Portal has conducted a limited review of the current version of Infranet and the two immediately preceding releases. This review included a search of the software code, and Portal believes that it has identified all instances where date specific information is required. Based on this limited review, Portal believes these Infranet releases, when configured, maintained (including the installation of all maintenance releases and bug fixes) and used in accordance with its documentation, correctly recognize and properly process Year 2000 date code and function properly. Portal has no plans to conduct further reviews of other releases of Infranet and products that are scheduled for obsolescence prior to the end of the calendar year 1999.

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

Portal plans to contact all partners for which Portal provides integration as part of Infranet's standard product configuration. In contacting these partners, Portal has attempted to ascertain what release or releases of their products are Year 2000 compliant. To date, Portal has received assurances from most of its material partners and will continue obtaining such information from all remaining partners. Portal may be unable to obtain compliance information from all of these partners. Moreover, Portal's partners may detect errors in their products after previously indicating that their products are Year 2000 compliant. Such revelations by Portal's partners have occurred in the past and may occur in the future; and these revelations have caused and could cause Portal to make changes in its products in response. In a newly created test environment, Portal will review Infranet and interfaces to partner products. Portal may not identify all Year 2000 failures in partner products because not all failures are within the scope of these tests. Testing of these interfaces is currently underway, and Portal expects to complete these tests by September 1999.

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

Portal is in the process of assessing its Year 2000 readiness. To date, the costs for conducting its assessment have not been material. Portal currently estimates that the costs of ensuring that its products and internal systems are Year 2000 compliant will be approximately $500,000 to $750,000. Portal is unable to predict to what extent its business may be affected if its software or the systems that operate in conjunction with its software or its internal systems experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of Portal's software could result in delay or loss of revenue, interruption of customer management and billing services, cancellation of customer contracts, diversion of development resources, damage to Portal's reputation, increased service and warranty costs and litigation costs, any of which could adversely affect Portal's business, financial condition and results of operations. Year 2000 compliance is complex and is subject to various uncertainties, including those described in this section and under ``Risk Factors.''

Portal does not have a contingency plan to remediate any Year 2000 problems that may arise and affect its products or internal systems in the future. If such problems arise, Portal will need to make the necessary expenditures to assess and remedy such problems. The nature, timing and extent of such expenditures cannot be estimated. Such expenditures, if required, may have a material adverse effect on its business, financial condition and results of operations. Portal believes that the following consequences are possible in a ``worst case'' Year 2000 scenario:

   . a significant number of operational inconveniences and inefficiencies for Portal and its customers that will divert management's time and attention; and

   . costly business disputes, litigation and claims for pricing adjustments, product returns and warranty obligations.


                        RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants or AICPA issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. Portal adopted this statement on February 1, 1999 with no material impact on its financial position or results of operations.

In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. Portal adopted this statement on February 1, 1999 with no material impact on its financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because Portal does not currently hold any derivative instruments and does not engage in hedging activities, Portal expects that the adoption of FAS No. 133 will not have a material impact on its financial position or results of operations. Portal will be required to implement FAS No. 133 for fiscal year 2002.

In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Portal does not expect the final adoption of SOP 98-9 to have a material impact on its future revenues and results of operations.


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

It is difficult to predict our business because we have a limited history operating as a provider of CM&B software

  The results of operations for the three and six months ended July 31, 1999 and 1998 contained in this report are not necessarily indicative of results for fiscal year ending January 31, 2000 or any other future period. Moreover, Portal has a relatively brief operating history as a provider of CM&B software and had no meaningful license revenue until 1996. Therefore, Portal will experience the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including those discussed in this report. Our business strategy may not prove successful, and we may not successfully address these risks.

We have not achieved profitability and expect to continue to incur net losses for at least the next several quarters

  In order to become profitable, we must increase our revenues. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We incurred net losses of approximately $6.3 million for the six months ended July 31, 1999, $17.4 million for fiscal year 1999, $7.6 million for fiscal year 1998 and $2.3 million for fiscal year 1997. We have not achieved profitability and expect to continue to incur net losses for at least the next several quarters even if sales of our CM&B software continue to grow.

  In addition, we expect to significantly increase our sales and marketing, product development and administrative expenses. As a result, we will need to generate significant revenues from sales of Infranet to achieve and maintain profitability. We expect that we will face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition which would lower our gross margins and our profitability. Another factor that will lower our gross margins is any increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

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

  . the amount and timing of expenditures related to expansion of our operations; and

  . global economic conditions generally, as well as those specific to ISPs and other providers of Internet-based services.

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

Our business depends on the commercial acceptance of Infranet, and it is uncertain to what extent the market will accept this product

  Our future growth depends on the commercial success of Infranet. Substantially all of our licensing revenues are derived from Infranet. Our business will be harmed if our target customers do not adopt and purchase Infranet. The market for Internet-based CM&B software is in its early stages of development. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced versions of Infranet. We are not certain that our target customers will widely adopt and deploy Infranet as their CM&B solution. In the future we may not be successful in marketing Infranet or any new or enhanced products or services. Our future revenues will also depend on our customers licensing software for additional applicants or for additional subscribers. Their failure to do so could harm our business.

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

We must hire and retain qualified sales personnel to sell Infranet

  Our financial success and our ability to increase revenues in the future depend considerably upon the growth and productivity of our direct sales force that has historically generated a majority of Portal's license revenues. This productivity and growth will depend to a large degree on our success in recruiting, training and retaining additional direct salespeople. There is a shortage of direct sales personnel with the skills and expertise necessary to sell our products. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than we anticipate.

  In addition, because we currently rely on indirect sales for a significant portion of our market opportunities, we may miss sales opportunities that are available through other sales distribution methods and other sources of leads, such as domestic and foreign resellers. In the future, we intend to augment our indirect sales distribution methods through additional third-party distribution arrangement. However, there is no guarantee that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues. We may be at a serious competitive disadvantage if we fail to enhance these indirect sales channels.

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

Our quarterly revenue is generated from a limited number of customers and our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer

  A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, two customers accounted for 28% of total revenues for the quarter ended July 31, 1999. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. We have initially targeted large ISPs, including on-line divisions of telecommunications carriers and other providers of Internet-based services. Some of the industries we have targeted are consolidating, which could reduce the number of potential customers available to us.

Our business will suffer dramatically if we fail to successfully manage our growth

  Our ability to successfully offer Infranet and new products and services in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. Our business will suffer dramatically if we fail to effectively manage this growth. On July 31, 1999, we had more than 412 employees, compared to a total of 242 employees on January 31, 1999. We expect to continue to hire new employees at a rapid pace. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources and on our internal training capabilities. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. Although we have entered into a lease for new facilities for our headquarters in Cupertino, California, we expect that we will also have to expand our facilities, and we may face difficulties and significant expenses identifying and moving into suitable office space.

Our significant international operations and our planned expansion of our international operations make us much more susceptible to risks from international operations

  For the six months ended July 31, 1999 and the year ended January 31, 1999, we derived approximately 31% and 27% of our revenue, respectively, from sales outside North America. As a result, we face risks from doing business on an international basis, including, among others:

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

  We currently have offices in a number of foreign locations including Australia, France, Germany, Hong Kong, Japan, Spain and the United Kingdom and plan to establish additional facilities in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue. In addition, we have sold Infranet internationally for only a few years and we have limited experience in developing localized versions of Infranet and marketing and distributing them internationally.

  Further, our international revenues are denominated in U.S. dollars. Therefore, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets or collection of receivables more difficult. We do not currently engage in currency hedging activities.

  To the extent that we are unable to successfully manage expansion of our business into international markets due to any of the foregoing factors, our business could be adversely affected.

Our proprietary rights may be inadequately protected, and there is a risk of infringement

  Our success and ability to compete depend substantially upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Others may develop technologies that are similar or superior to our technology. Moreover, as the number of competitors in our industry segments grow and the functionality of products in different industry segments overlaps, we expect that our software products may in the future become subject to third-party infringement claims. Some of our competitors in the market for CM&B software may have filed or may intend to file patent applications covering aspects of their technology upon which they may claim our technology infringes. Any litigation, brought by us or by others, could be time-consuming and costly and could divert the attention of our technical and management personnel. In addition, litigation could cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, or at all, and could have a material and adverse impact on our gross margins and profitability. If a successful claim of product infringement were made against us, our business could be significantly harmed.

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

Year 2000 issues present technological risks, could cause disruption to our business and could harm sales of Infranet

  Concern over, and problems associated with, the impact of the occurrence of the year 2000 on Portal's software products, internal systems, customers, suppliers and the overall software industry could affect our future operating results in several ways. Errors or defects that affect the operation of our software could result in:

  .  delay or loss of revenue;
  .  cancellation of customer contracts;
  .  diversion of development resources;

  .  damage to our reputation;
  . increased service and warranty costs; and . litigation costs.

  We are still in the process of completing our Year 2000 readiness plans, tests and analyses and face uncertainty as a result. Infranet operates in complex network environments and directly and indirectly interacts with a number of other hardware and software systems. Our software also interfaces with third-party systems, such as credit card processing services and customer-specific modifications that our service providers, third-party integrators and customers have created to be used with Infranet. Despite preliminary investigation and testing by us and our partners, Infranet and the underlying systems and protocols running it may contain previously undetected errors or defects associated with Year 2000 date functions. Furthermore, our testing to date has been limited to the current version of Infranet and two prior releases of Infranet. Several of our customers may continue to use versions of Infranet that predate these versions of the product. We may not be able to identify all Year 2000 failures in our partners' products. We have attempted to ascertain what release or releases of our partners' products are Year 2000 compliant.

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

  The purchasing patterns of our customers and potential customers based on Year 2000 issues may make it difficult to predict future sales of Infranet. Many companies are deferring software purchases until after January 1, 2000 which could cause an increase in short-term demand from those customers and a possible decrease in future demand.

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

The markets in which we sell our product are highly competitive and we may not be able to compete effectively

  We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We face competition from providers of traditional CM&B software such as Amdocs Limited, Kenan Systems Corporation, which was recently acquired by Lucent Technologies, Inc., LHS Group Inc. and Saville Systems PLC, which was recently acquired by ADC Telecommunications; emerging providers of Internet-specific billing software, such as Belle Systems S/A, Solect Technology Group and TAI Corporation, which was recently acquired by Convergys
Corporation; and proprietary systems developed by providers of Internet-based services. We also compete with systems integrators and with internal MIS departments of larger telecommunications carriers. We are aware of numerous other major ISPs, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Infranet. We anticipate continued growth and competition in the on-line services and telecommunications industries and the entrance of new competitors into the CM&B software market, and that the market for our products and services will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may have not yet entered the market. Many of our current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than we do.

  Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, current and potential competitors have greater name recognition and more extensive customer bases that they can use to compete more effectively. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could harm our business.

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

Future regulation of the Internet may slow its growth, resulting in decreased demand for our products and services and increased costs of doing business

  Due to the increasing popularity and use of the Internet, it is possible that state and federal regulators could adopt laws and regulations that may impose additional burdens on those companies conducting business on-line. The growth and development of the market for Internet-based services may prompt calls for more stringent consumer protection laws. The adoption of any additional laws or regulations may decrease the expansion of the

Internet or impose additional burdens on those companies conducting business on-line. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business, or otherwise harm our business. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. Our costs could increase and our growth could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other on-line services.

Our future success depends on our ability to attract and retain additional personnel, particularly qualified sales persons

  We intend to hire a significant number of additional sales, support, marketing, administrative and research and development personnel in 1999 and beyond. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot continue to grow if we cannot attract qualified personnel. We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of our existing customers. Hiring qualified customer service and support personnel, as well as sales, marketing, administrative and research and development personnel, is very competitive in our industry, particularly in the San Francisco Bay Area, where Portal is headquartered, due to the limited number of people available with the necessary technical skills and understanding of the Internet. We may experience greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel in general, and on the services of John
E. Little, our President and Chief Executive Officer, and David S. Labuda, our Chief Technology Officer, in particular. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will.

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

The price of our common stock has been, and will be volatile

  The trading price of our common stock has fluctuated in the past and will fluctuate in the future. This future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

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

  In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which have often been unrelated to the operating performance of these companies or our company. Decreases in the trading prices of stocks of technology companies are often precipitous.

  Portal has filed a registration statement for a second public offering. Of the currently outstanding shares, approximately 27,490,851 shares are subject to lock-up agreements that prohibit their sale in the public market until November 2, 1999. An additional 36,969346 currently outstanding shares will be eligible for sale in the public market beginning 90 days after the proposed public offering. In the event the proposed public offering is not completed, such shares will become eligible for public sale on November 2, 1999. If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market following the expiration of such restrictions, the market price of our common stock could fall.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SHORT-TERM INVESTMENT PORTFOLIO

We do not hold derivative financial instruments in our short-term investment portfolio. Our short- term investments consist of instruments that meet high quality standards consistent with our investment policy. This policy dictates that we diversify our holdings and limit our short-term investments to a maximum of $5 million to any one issuer. Our policy also dictates that all short-term investments mature in 24 months or less.

Impact of Foreign Currency Rate Changes

During fiscal year 1999, most local currencies of our international subsidiaries weakened against the U.S. dollar. As of July 31, 1999, the currency of our Asian subsidiary has strengthened and the currency of our other subsidiaries has remained essentially stable since the end of our 1999 fiscal year. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that historically our exposure to currency exchange fluctuation risk has been minimal primarily due to the fact that all activities are denominated in U.S. dollars. For the six months ended July 31, 1999, there was an immaterial currency exchange impact from our intercompany transactions. As of July 31, 1999, we did not engage in foreign currency hedging activities.

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

(c) Sales of Unregistered Securities.

During the three months ended April 30, 1999, following the exercise of options to purchase shares of Common Stock that had been granted under the Company's 1995 Stock Option/ Stock Issuance Plan by 22 employees, the Company issued an aggregate of 276,498 shares of Common Stock (adjusted for a three for one stock split effected on April 29, 1999) for an aggregate purchase price of $185,696. In addition, Portal issued to six individuals in lieu of cash payment for services rendered, an aggregate of 72,957 shares of Common Stock of which 68,957 were valued at $30.00 per share and 4,000 were valued at $8.00 per share. All of the foregoing sales of Common Stock by the Company were made pursuant to the exemption from the registration requirements of the Securities Act afforded by
Section 4(2) of the Securities Act or Rule 701 promulgated under the Securities Act.

On May 11, 1999, concurrent with its initial public offering, the Company issued 380,184 shares of Common Stock to Anderson Consulting LLC and 3,000,000 shares of Common Stock to Cisco Systems, Inc. for an aggregate purchase price of $44,009,995. The sale of these shares was made pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

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


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         27   Financial Data Schedule

         (b)  Reports on Form 8-K:

         The Company filed a Form 8-K on May 20, 1999 relating to the press release announcing the Company's financial results for the quarter ended April 30, 1999. Such information was reported pursuant to Item 5 of Form 8-K.

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



September 12, 1999                      PORTAL SOFTWARE, INC.


                                        By   /s/ JACK L. ACOSTA
                                          -------------------------------
                                             Jack L. Acosta
                                             Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer)

                     EXHIBIT INDEX TO PORTAL SOFTWARE, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JULY 31, 1999



Exhibit Number      Description
--------------      -----------

27                  Financial Data Schedule