Form 10-Q
period 1999-10-31
PORTAL SOFTWARE INC
filed 1999-12-14
CIK 1080306

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended October 31, 1999

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ____
                                              ---

On November 30, 1999, 79,075,304 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

                             PORTAL SOFTWARE, INC.
                                   FORM 10-Q

                    QUARTERLY PERIOD ENDED OCTOBER 31, 1999


                                     INDEX

                                                                                                         Page
                                                                                                         ----
Part I:  Financial Information

  Item 1: Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at January 31, 1999 and October 31, 1999                    3

          Condensed Consolidated Statements of Operations for the three and nine months                     4
          ended October 31, 1998 and 1999

          Condensed Consolidated Statements of Cash Flows for the nine months                               5
          ended October 31, 1998 and 1999

          Notes to Condensed Consolidated Financial Statements                                              6

  Item 2: Management's Discussion and Analysis of Financial Condition and Results                          14
          of Operations

  Item 3: Quantitative and Qualitative Disclosures About Market Risk                                       31

Part II: Other Information

  Item 2: Changes in Securities and Use of Proceeds                                                        32

  Item 6: Exhibits and Reports on Form 8-K                                                                 33

Signature                                                                                                  34

Exhibit Index                                                                                              35

ITEM 1:  FINANCIAL STATEMENTS

                             PORTAL SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 January 31,   October 31,
                                                                                 -----------   -----------
                                                                                     1999          1999
                                                                                     ----          ----
                                                                                               (unaudited)
Assets
Current assets:
 Cash and cash equivalents.....................................................     $ 11,809      $ 60,214
 Short term investments........................................................           --       141,397
 Accounts receivable, net......................................................       14,474        17,094
 Restricted short-term investments.............................................           --         4,898
 Other current assets..........................................................        1,440         4,566
                                                                                    --------      --------
  Total current assets.........................................................       27,723       228,169
Property and equipment, net....................................................        4,417         9,079
Restricted long-term investments...............................................           --         5,861
Other assets...................................................................          204         3,503
                                                                                    --------      --------
                                                                                    $ 32,344      $246,612
                                                                                    ========      ========
Liabilities and Stockholders' Equity (Net Capital Deficiency)
Current liabilities:
 Accounts payable..............................................................     $  2,567      $  3,910
 Accrued compensation..........................................................        1,147         8,153
 Other accrued liabilities.....................................................        5,214         4,186
 Current portion of long-term debt.............................................        4,122            --
 Current portion of capital lease obligations..................................          479           735
 Deferred revenue..............................................................       23,344        26,221
                                                                                    --------      --------
  Total current liabilities....................................................       36,873        43,205
Long-term portion of capital lease obligations.................................        2,022         1,731
Stockholders' equity (net capital deficiency):
 Convertible preferred stock...................................................       18,482            --
    Common stock...............................................................          927            79
 Additional paid-in capital....................................................       16,753       245,749
 Net unrealized loss on investments and other..................................           --          (221)
 Notes receivable from stockholders............................................         (318)         (359)
 Deferred stock compensation...................................................      (14,456)       (7,644)
 Accumulated deficit...........................................................      (27,939)      (35,928)
                                                                                    --------      --------
  Stockholders' equity (net capital deficiency)................................       (6,551)      201,676
                                                                                    --------      --------
                                                                                    $ 32,344      $246,612
                                                                                    ========      ========

                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                                  Three Months Ended            Nine Months Ended
                                                                  ------------------            -----------------
                                                                      October 31,                 October 31,
                                                                      ----------                  -----------
                                                                   1998        1999            1998         1999
                                                                   ----        ----            ----         ----
Revenues:
 License fees................................................     $  3,817     $18,076       $   7,878      $ 39,791
 Services....................................................        3,414       9,976           7,706        24,236
                                                                  --------     -------       ---------      --------
  Total revenues.............................................        7,231      28,052          15,584        64,027
                                                                  --------     -------       ---------      --------
Costs and expenses:
 Cost of license fees........................................          143         607             289         1,113
 Cost of services............................................        2,232       6,482           5,106        15,472
 Research and development....................................        3,148       6,757           7,815        17,213
 Sales and marketing.........................................        4,016      11,795           9,157        27,952
 General and administrative..................................        1,439       3,845           3,426         8,999
 Amortization of deferred stock compensation.................          537       1,801             867         6,812
                                                                  --------     -------       ---------      --------
  Total costs and expenses...................................       11,515      31,287          26,660        77,561
                                                                  --------     -------       ---------      --------
Loss from operations.........................................      ( 4,284)     (3,235)       ( 11,076)      (13,534)
Interest income (expense) and other income, net..............          300       1,956             451         2,951
One-time gain upon expiration of put option on common stock..           --          --              --         3,810
                                                                  --------     -------       ---------      --------
Loss before income taxes.....................................      ( 3,984)     (1,279)       ( 10,625)       (6,773)
Provision for income taxes...................................          (41)       (400)            (56)       (1,216)
                                                                  --------     -------       ---------      --------
Net loss.....................................................     $ (4,025)    $(1,679)      $ (10,681)     $( 7,989)
                                                                  ========     =======       =========      ========
Basic and diluted net loss per share.........................     $  (0.13)    $ (0.02)      $   (0.37)     $  (0.14)
                                                                  ========     =======       =========      ========
Shares used in computing basic and diluted net loss per share       30,990      72,941          28,486        57,796
                                                                  ========     =======       =========      ========
Pro forma basic and diluted net loss per share (unaudited)...     $  (0.07)    $ (0.02)      $   (0.19)     $  (0.12)
                                                                  ========     =======       =========      ========
Shares used in computing pro forma basic and diluted
  net loss per share (unaudited).............................       59,643      72,941          57,005        68,476
                                                                  ========     =======       =========      ========

                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                    Nine Months Ended
                                                                                                    -----------------
                                                                                                       October 31,
                                                                                                       -----------
                                                                                                    1998       1999
                                                                                                    ----       ----
                                                                                                      (unaudited)
OPERATING ACTIVITIES:
 Net loss.....................................................................................  $(10,681)   $  (7,989)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization...............................................................       649        1,552
  Amortization of deferred stock compensation.................................................       866        6,812
  One-time gain upon expiration of put option on common stock.................................        --       (3,810)
  Changes in operating assets and liabilities:
   Accounts receivable, net...................................................................    (3,783)      (2,619)
   Other current assets.......................................................................      (312)      (1,369)
   Other assets...............................................................................       (32)        (252)
   Accounts payable.                                                                                (606)       1,343
   Accrued compensation.......................................................................       956        7,005
   Other accrued liabilities..................................................................     1,672       (1,028)
   Deferred revenue...........................................................................     2,668        2,876
                                                                                                --------    ---------
    Net cash provided by (used in) operating activities.......................................    (8,603)       2,521
                                                                                                --------    ---------

INVESTING ACTIVITIES
 Purchases of short-term investments..........................................................        --     (147,316)
 Purchases of long-term investments...........................................................        --       (5,948)
 Purchases of property and equipment..........................................................        --       (5,956)
                                                                                                --------    ---------
    Net cash used in investing activities.....................................................        --     (159,220)
                                                                                                --------    ---------

FINANCING ACTIVITIES:
 Repayment of long-term debt..................................................................        --       (4,122)
 Proceeds from line of credit.................................................................        --        1,000
 Repayment of line of credit..................................................................        --       (1,000)
 Principal payments under capital lease obligations...........................................       (54)        (371)
 Proceeds from issuance of common stock, net of repurchases and issuance cost.................       375      209,619
 Proceeds from issuance of preferred stock....................................................       365           --
                                                                                                --------    ---------
    Net cash from financing activities........................................................       686      205,126
                                                                                                --------    ---------
 Effect of exchange rate on cash and cash equivalents.........................................         4          (22)
Net increase (decrease) in cash and cash equivalents..........................................    (7,913)      48,405
Cash and cash equivalents at beginning of period..............................................    14,646       11,809
                                                                                                --------    ---------
Cash and cash equivalents at end of period....................................................  $  6,733    $  60,214
                                                                                                ========    =========


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

     Portal has incurred operating losses to date and, at October 31, 1999, had an accumulated deficit of $35.9 million. Portal's activities have been primarily financed through private placements and public offerings of equity securities. Portal may need to raise additional capital through the issuance of debt or equity securities. Such financing may not be available on terms satisfactory to Portal, if at all.

  The accompanying unaudited condensed consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at October 31, 1999 and the statement of operations for the three and nine months ended October 31, 1999 and cash flows for the nine months ended October 31, 1998 and 1999 have been prepared without audit. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 1999 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's final prospectus filed with the Securities and Exchange Commission on May 6, 1999.

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

     Two customers accounted for a combined 27% of total revenues during the three months ended October 31, 1999 and one customer accounted for 18% of total revenues during the three months ended October 31, 1998. No other individual customers accounted for more than 10% of total revenue for the three-month periods ended October 31, 1999 and 1998. No individual customer accounted for greater than 10% of total revenue for the nine-month periods ended October 31, 1999 and 1998.

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

     Portal's export revenue represented 21% and 38% of total revenues for the three months ended October 31, 1998 and 1999 and 18% and 34% for the nine months ended October 31, 1998 and 1999. All of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe and Asia-Pacific. Total export revenues for the three months ended October 31, 1998 and 1999 were $0.7 million and $8.7 million to customers in Europe and $0.8 million and $1.9 million to customers in the Asia-Pacific region. Total export revenues for the nine months ended October 31, 1998 and 1999 were $1.6 million and $17.2 million to customers in Europe and $1.2 million and $4.3 million to customers in the Asia-Pacific region.

Cash, Cash Equivalents, Short-Term and Long-Term Investments

     Portal considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Through January 31, 1999, Portal maintained cash and cash equivalents in money market accounts with major financial institutions for which the carrying amount approximated its fair value. Upon completion of the initial public offering in May 1999 and the secondary offering in October 1999 (see Note
4), Portal received additional cash which is available for investment. At October 31, 1999, cash equivalents and short-term investments consist primarily of commercial paper, other debt instruments and money market funds. All short-term investments have maturity dates from three to 24 months.

     Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of the FASB's Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115").
Currently, Portal classifies its securities as available-for-sale, which are reported at fair market value, with the related unrealized gains and losses included in stockholders' equity. Unrealized gains and losses were not material at January 31, 1999. At October 31, 1999, unrealized losses were $201,000. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method.

     The following schedule summarizes the estimated fair value of our cash, cash equivalents and short-term investments (in thousands)

                                                   January 31,   October 31,
                                                      1999          1999
                                                      ----          ----
                                                                 (unaudited)

Cash and cash equivalents:
  Cash..........................................      $ 4,359       $ 4,207
  Money market funds............................        7,450        43,251
  Commercial paper..............................           --        12,756
                                                      -------       -------
                                                      $11,809       $60,214
                                                      =======       =======

     Short-term investments at October 31, 1999 (unaudited):

                                                 Gross Unrealized
                                                 ----------------
                                        Cost       Gain     Loss    Fair Value
                                        ----       ----     ----    ----------

  Commercial paper.................   $ 25,555    $   --   $  (16)   $ 25,539
  Corporate notes..................     55,400        --     (152)     55,248
  U.S. Government securities.......     65,536        --      (28)     65,508
  Restricted investments...........     (4,898)       --       --      (4,898)
                                      --------    ------   ------    --------
                                      $141,593    $   --   $ (196)   $141,397
                                      ========    ======   ======    ========

     The estimated fair value of cash, cash equivalents and short-term investments classified by date of maturity is as follows (in thousands):

                                                 January 31,    October 31,
                                                    1999           1999
                                                    ----           ----
                                                                 (unaudited)

  Due within one year.......................        $11,809       $160,643
  Due within two years......................             --         45,866
  Restricted short-term investments.........             --         (4,898)
                                                    -------       --------
                                                    $11,809       $201,611
                                                    =======       ========

     In accordance with FAS 115, Portal classifies all non-restricted short-term investments as available-for-sale since these securities are available to support current operations. Restricted short-term investments of $4,898,000 represents collateral for a surety bond required by a customer contract that expires in January of 2000 and collateral for a letter of credit issued to a landlord to guarantee payment of tenant improvements. The restricted short-term investments are not available to support current operations and are consequently classified as held-to-maturity. As a result, unrealized gains and losses are not recorded. At October 31, 1999, amortized cost approximated fair value.

     Restricted long-term investments of $5,861,000 represent collateral for two letters of credit totaling $5,250,000 issued in lieu of a security deposit for a new facility lease and consist of corporate bonds maturing over a period of one to three years. The restricted long-term investments are classified as held-to-maturity. As a result, unrealized gains and losses are not recorded. At October 31, 1999, amortized cost approximated fair value.

     Realized gains and losses from sales of each type of security were immaterial for all periods presented.

Other Assets

     Other assets consisted of the following (in thousands):

                                                        January 31,  October 31,
                                                            1999        1999
                                                            ----        ----
                                                                     (unaudited)

 Prepaid services - long term portion (see Note 3)......    $   --       $3,048
 Deposits and other.....................................       204          455
                                                            ------       ------
                                                            $  204       $3,503
                                                            ======       ======

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Net Loss Per Common Share

     Basic net loss per common share and diluted net loss per common share are presented in conformity with the FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share", or FAS 128, for all periods presented. Following the guidance given by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, Portal has not issued or granted shares for nominal consideration.

     In accordance with FAS 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the consolidated statements of operations, has been computed for the three and nine-month periods ended October 31, 1998 and 1999 as described above, and also gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

     The following table presents the calculation of basic and diluted and pro forma basic and diluted net loss per share (in thousands, except per share data; unaudited):

                                                                  Three months ended          Nine months ended
                                                                     October 31,                 October 31,
                                                                     ----------                  -----------
                                                                  1998          1999          1998          1999
                                                                  ----          ----          ----          ----
Net loss....................................................      $(4,025)      $(1,679)     $(10,681)      $(7,989)
                                                                  =======       =======      ========       =======
Basic and diluted:
 Weighted-average shares of common stock outstanding........       39,556        76,544        38,698        62,306
 Less: Weighted-average shares subject to repurchase........       (8,566)       (3,603)      (10,212)       (4,510)
                                                                  -------       -------      --------       -------
 Weighted-average shares used in computing basic and
  diluted net loss per share................................       30,990        72,941        28,486        57,796
                                                                  =======       =======      ========       =======
Basic and diluted net loss per share........................      $ (0.13)      $ (0.02)     $  (0.37)      $ (0.14)
                                                                  =======       =======      ========       =======
Pro forma:
 Net loss...................................................      $(4,025)      $(1,679)     $(10,681)      $(7,989)
                                                                  =======       =======      ========       =======
 Shares used above..........................................       30,990        72,941        28,486        57,796
 Pro forma adjustment to reflect weighted effect of assumed
  conversion of convertible preferred stock.................       28,653            --        28,519        10,680
                                                                  -------       -------      --------       -------
 Shares used in computing pro forma basic and diluted net
  loss per share............................................       59,643        72,941        57,005        68,476
                                                                  =======       =======      ========       =======
 Pro forma basic and diluted net loss per share.............      $ (0.07)      $ (0.02)     $  (0.19)      $ (0.12)
                                                                  =======       =======      ========       =======

     Portal has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total numbers of shares excluded from the calculations of diluted net loss per share was 39,650,643 and 8,135,199 for the three months ended October 31, 1998 and 1999 and 40,687,026 and 6,524,628 for the nine months ended October 31, 1998 and 1999. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

Comprehensive Loss

     As of January 1, 1998, Portal adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive net income and its components. However, it has no impact on our net loss or stockholders' equity as presented in our financial statements. SFAS 130 requires foreign currency translation adjustments and changes in the fair value of available for sale securities to be included in comprehensive net loss. The components of comprehensive net loss are as follows (in thousands; unaudited):

                                                     Three months ended          Nine months ended
                                                          October 31,               October 31,
                                                          -----------               -----------
                                                       1998       1999           1998        1999
                                                       ----       ----           ----        ----
Net loss..........................................   $(4,025)   $(1,679)       $(10,681)   $(7,989)
Unrealized loss on marketable securities..........       ---        (96)            ---       (201)
Change in cumulative translation adjustment.......        (1)       (59)              4        (20)
                                                     -------    -------        --------    -------
Comprehensive net loss............................   $(4,026)   $(1,834)       $(10,677)   $(8,210)
                                                     =======    =======        ========    =======

Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", or
FAS 133. Portal is required to adopt FAS 133 for the year ending January 31, 2002. FAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because Portal currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of FAS 133 is expected to have no material impact on Portal's financial condition or results of operations.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1. SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Portal is required to implement SOP 98-1 for the year ending January 31, 2000. Portal adopted SOP No. 98-1 on February 1, 1999 with no material impact on its financial position or results of operations.

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," or SOP 98-5. SOP 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP 98-5 is adopted. Portal expects that the adoption of SOP 98-5 will not have a material impact on its financial position or results of operations. Portal adopted SOP No. 98-5 on February 1, 1999 with no material impact on its financial position or results of operations.

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

     Warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.001 per share were issued in connection with the original issuance of the convertible notes in 1995. These warrants were exercised during the fiscal year ended January 31, 1997. In December 1998, Portal entered into an agreement with a customer to convert $1.1 million from a deposit into a note payable. The note, bearing an interest rate of 10% per annum, was due on November 30, 1999. The entire balance on the note was repaid in July 1999. On April 15, 1999, Portal entered into a line of credit with a bank under which Portal may borrow up to $5 million. Amounts borrowed under this line of credit bear interest at a rate of the bank's prime rate plus 0.5% and mature on April 13, 2000. On April 22, 1999, Portal borrowed $1.0 million under the line of credit to repay the final installment of the term loan that matured in April 1999. The entire balance on the line of credit was repaid in May 1999.

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

     Under this agreement, Portal agreed to pay Andersen Consulting LLC for its services a minimum services fee in cash of $2.8 million and a cash settled put for 200,000 of the shares to be purchased by Andersen Consulting LLC. This put guaranteed a closing value of $6.0 million at the end of the first day of trading for 200,000 common shares sold to Andersen and required Portal to pay Andersen Consulting LLC in cash for any differences between the closing value of these shares and $6.0 million. Upon the date of the arrangement, Portal recorded the fair value of the put of approximately $3.8 million. The value of the put was determined using the Black-Scholes model using a risk-free interest rate of 6.3%, an expected life of one month and a volatility factor of 1.00.

     Upon completion of the initial public offering (see Note 4), the put option was settled. Based on the closing price of Portal's common stock at the end of the first day of trading, the net cash settlement of the put was computed at a value of zero. As a result, a gain upon remeasurement of the liability of $3.8 million was recorded as other income in the nine-month period ended October 31, 1999.

     At October 31, 1999, the initial fair value of the put, approximately $3.8 million, has been classified as a prepaid service asset and will be amortized systematically over the period of the service agreement, which is anticipated to be between three and five years. Upon signing of the definitive agreement, the service fee of $2.8 million will also be capitalized and amortized systematically over the same period.

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

Secondary Stock Offering

        In October 1999, Portal completed a secondary offering of 5.75 million shares of Portal common stock, including shares covered by an overallotment option that was exercised. Of these shares, Portal offered 2.95 million primary shares and selling stockholders offered 2.8 million shares. The shares were issued at a price to the public of $38.00 per share, less an underwriting discount of $1.84 per share. Net proceeds to the Company were approximately $106.0 million after underwriting commissions and estimated expenses.

(5)  Income Taxes

     Portal computes the provision for income taxes by applying the estimated annual effective tax rate to recurring operations and other taxable items. The $0.4 million and $1.2 million income tax provision for the three and nine months ended October 31, 1999 is the result of foreign withholding taxes on revenue and tax on earnings generated from operations in certain foreign jurisdictions.

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

Portal has generated a substantial portion of its historical Infranet revenues from approximately 160 customers. Portal has established a series of partnerships with systems integrators and hardware platform, software and service providers. Portal has derived, and anticipates that it will continue to derive, a substantial portion of its revenues from customers that have significant relationships with its market and platform partners.

                             RESULTS OF OPERATIONS

The following table sets forth the results of operations for the three and nine months ended October 31, 1998 and 1999 expressed as a percentage of total revenues.

                                                       Three Months Ended           Nine Months Ended
                                                           October 31,                  October 31,
                                                           -----------                  ----------
                                                       1998          1999           1998          1999
                                                       -----         ----           ----          ----
Revenues:
  License fees....................................       53 %          64 %           51 %          62 %
  Services........................................       47            36             49            38
                                                       ----          ----           ----          ----
     Total revenues...............................      100           100            100           100
                                                       ----          ----           ----          ----
Costs and expenses:
  Cost of license fees............................        2             2              2             2
  Cost of services................................       31            23             33            24
  Research and development........................       43            24             50            27
  Sales and marketing.............................       56            42             59            44
  General and administrative......................       20            14             22            14
  Amortization of deferred stock compensation.....        7             7              5            10
                                                       ----          ----           ----          ----
     Total costs and expenses.....................      159           112            171           121
Loss from operations..............................      (59)          (12)           (71)          (21)
Interest income (expense) and other income, net...        4             7              3            11
                                                       ----          ----           ----          ----
Loss before income taxes..........................      (55)           (5)           (68)          (10)
Provision for income taxes........................       (1)           (1)            (1)           (2)
                                                       ----          ----           ----          ----
Net loss..........................................      (56)%          (6)%          (69)%         (12)%
                                                       ====          ====           ====          ====

             Three and Nine Months Ended October 31, 1998 and 1999

                                    Revenues

Total revenues were $28.1 million in the three months ended October 31, 1999, an increase of approximately $20.8 million or 288% and $64.0 million in the nine months ended October 31, 1999, an increase of approximately $48.4 million or 311% over the comparable periods in 1998. License fees revenues increased as a percentage of total revenues in the three and nine months ended October 31, 1999 compared to the three and nine months ended October 31, 1998 primarily because license fees revenue growth exceeded services revenue growth. This was due to increased license sales as a result of the maturation of the Infranet product and the expansion of the sales and marketing operations. During the quarter ended October 31, 1999, Portal shipped Infranet 6.0, the most recent version of Portal's customer management and billing software. Two customers accounted for a combined 27% of total revenues during the three months ended October 31, 1999 and one customer accounted for 18% of total revenues during the three months ended October 31, 1998. No customers accounted for more than 10% of total revenue for the nine-month periods ended October 31, 1999 and 1998. Portal's business strategy is to provide CM&B software that will meet the needs of different Internet service business models. Consequently, because of the number of different Internet service business models, Portal has received, and will continue to receive, requests from customers to provide special features that do not currently exist in its product but that Portal may agree to provide to the customer in the future. It is Portal's expectation that certain customers will continue to negotiate and require features that are not immediately available. Customization of special features may in the future result in the deferral of revenues until the features are delivered. However, as Infranet matures, Portal expects that fewer orders will require features not yet available.

License fees totaled $18.1 million in the three months ended October 31, 1999, an increase of approximately $14.3 million or 374% and $39.8 million in the nine months ended October 31, 1999, an increase of approximately $31.9 million or 405% over the comparable periods in 1998. The increase in license fees was primarily due to continued expansion in marketing activities and growth in Portal's sales force as well as greater demand for and acceptance of Infranet.

Services revenues were $10.0 million in the three months ended October 31, 1999, an increase of approximately $6.6 million or 192% and $24.2 million in the nine months ended October 31, 1999, an increase of approximately $16.5 million or 215% over the comparable periods in 1998. The increase in services revenues resulted from the increase in support and maintenance service fees related to Portal's growing customer base and the renewal of maintenance contracts. In addition, increased demand for Portal's consulting and training services to meet the increasingly complex demands of Portal's customers and its expanding customer base contributed to this increase.

                                                 Three Months                           Nine Months
                                               Ended October 31,       Percent        Ended October 31,      Percent
                                               ----------------                        -----------------
(in thousands)                               1998         1999         Change         1998         1999      Change
                                             ----         ----         ------         ----         ----      ------
Geographical Revenues:
 North America.........................   $5,725       $17,530            206%     $12,820      $42,494         231%
    Percentage of total revenues.......       79%           62%                         82%          66%
 International
  Europe...............................      724         8,657          1,096%       1,559       17,208       1,004%
    Percentage of total revenues..            10%           31%                         10%          27%

  Intercontinental.....................      782         1,865            138%       1,205        4,325         259%
    Percentage of total revenues.......       11%            7%                          8%           7%
                                          ------       -------          -----      -------      -------      ------
  Total international..................    1,506        10,522            599%       2,764       21,533         679%
    Percentage of total revenues.......       21%           38%                         18%          34%
                                          ------       -------                     -------      -------      ------
Total revenues.........................   $7,231       $28,052            288%     $15,584      $64,027         311%
                                          ======       =======          =====      =======      =======      ======

North American revenues, which are defined by Portal as revenues from the United States and Canada, were $17.5 million in the three months ended October 31, 1999, an increase of approximately $11.8 million or 206% and $42.5 million in the nine months ended October 31, 1999, an increase of approximately $29.7 million or 231% over the comparable periods in 1998. The increase in North American revenues was primarily due to expanded marketing activities in North America and growth in sales force as well as greater acceptance of Infranet.

International revenues for Europe and Intercontinental, which is defined by Portal as Asia-Pacific, Japan and Latin America, totaled $10.5 million in the three months ended October 31, 1999, an increase of approximately $9.0 million or 599% and $21.5 million in the nine months ended October 31, 1999, an increase of approximately $18.8 million or 679% over the comparable periods in 1998. European revenues were $8.7 million in the three months ended October 31, 1999, an increase of approximately $7.9 million or 1,096% and $17.2 million in the nine months ended October 31, 1999, an increase of approximately $15.6 million or 1,004% over the comparable periods in 1998. Intercontinental revenues were $1.9 million in the three months ended October 31, 1999, an increase of approximately $1.1 million or 138% and $4.3 million in the nine months ended October 31, 1999, an increase of approximately $3.1 million or 259% over the comparable period in 1998. The increase in international revenues was primarily due to growth in Portal's direct sales force and increased marketing efforts worldwide including the establishment of a sales presence in France, Germany, Spain and Singapore during the period as well as the establishment of Portal's European headquarters in the United Kingdom in April 1999.

International revenues represented 38% and 34% of total revenues for the three and nine months ended October 31, 1999, compared with 21% and 18% in the three and nine months ended October 31, 1998. In the three and nine months ended October 31, 1999, revenues from Europe were 31% and 27% of total revenues and revenues from Intercontinental were 7% of total revenues for both periods.

                                   Expenses

Cost of License Fees

Cost of license fees consists of resellers' commission payments to systems integrators and third-party royalty obligations. Cost of license fees was $0.6 million in the three months ended October 31, 1999, an increase of approximately $0.5 million or 324% and $1.1 million in the nine months ended October 31, 1999, an increase of approximately $0.8 million or 285% from the comparable periods in 1998. The increase in cost of license fees is primarily due to increased license revenue and increased resellers' commissions resulting from Portal expanding its base of systems integrator partners. Gross margin for license fees was approximately 97% in both the three and nine months ended October 31, 1999 compared to approximately 96% in both of the comparable periods in 1998. Portal did not incur any shipping, packaging or documentation costs, as its product was delivered electronically over the Internet.

Cost of Services

Cost of services primarily consists of maintenance, consulting and training expenses. Cost of services was $6.5 million in the three months ended October 31, 1999, an increase of approximately $4.3 million or 190% and $15.5 million in the nine months ended October 31, 1999, an increase of approximately $10.4 million or 203% over the comparable periods in 1998. The increase in cost of services is primarily due to an increase in the number of consulting and support personnel necessary to support both the expansion of Portal's installed base of customers and new installations. Gross margin for services was approximately 35% and 36% in the three and nine months ended October 31, 1999 compared to approximately 35% and 34% in the comparable periods in 1998. The increase in gross margin was primarily due to a decrease in the use of higher cost third-party personnel as a result of the hiring of additional consulting employees for the nine months ended October 31, 1999. Portal expects cost of services to increase substantially in the next few quarters as a result of the hiring of additional personnel to meet the increased demand for services.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs for Portal's development efforts. Research and development expenses were $6.8 million in the three months ended October 31, 1999, an increase of approximately $3.6 million or 115% and $17.2 million in the nine months ended October 31, 1999, an increase of approximately $9.4 million or 120% over the comparable periods in 1998. The increase was primarily due to an increase in the number of research and development personnel necessary to support both expanded functionality of Infranet and increases in Portal's quality assurance and product publications operations. Portal currently believes its investment in research and development will increase substantially during the remainder of fiscal year 2000. Portal has not capitalized any software development costs to date.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel and related costs for Portal's direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with Portal's recruitment of new and maintenance of existing strategic partnerships. Sales and marketing expenses were $11.8 million in the three months ended October 31, 1999, an increase of approximately $7.8 million or 194% and $28.0 million in the nine months ended October 31, 1999, an increase of approximately $18.8 million or 205% over the comparable periods in 1998. The increase was due to a number of factors including an increase in the number of sales and marketing personnel, the opening of new sales offices in the United States, Europe and Hong Kong, the establishment of a European headquarters in the United Kingdom, the costs of establishing sales capabilities in China and expenses incurred in connection with trade shows and additional marketing programs. Portal expects that sales and marketing expenses will increase substantially over the next 12 months as Portal hires additional sales and marketing personnel, increases spending on advertising and marketing programs and establishes sales offices in additional North American and international locations.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal and human resources as well as facilities and information system expenses not allocated to other departments. General and administrative expenses were $3.8 million in the three months ended October 31, 1999, an increase of approximately $2.4 million or 167% and $9.0 million in the nine months ended October 31, 1999, an increase of approximately $5.6 million or 163% over the comparable periods in 1998. The increase was primarily due to an increase in the number of general and administrative personnel and an increase in legal and accounting costs incurred in connection with business activities. Portal expects that general and administrative expenses will increase substantially over the current fiscal year as Portal hires additional general and administrative personnel and continues to incur legal and accounting costs in connection with business activities.

Amortization of Deferred Stock Compensation

Portal recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999, representing the difference between the exercise prices of options granted to acquire certain shares of common stock during fiscal year 1999 and the deemed fair value for financial reporting purposes of Portal's common stock on their respective grant dates. Portal amortized deferred compensation expense of approximately $1.8 million and $6.8 million during the three and nine months ended October 31, 1999 as compared to $0.5 and $0.9 million incurred during the comparable periods in 1998. This compensation expense relates to options awarded to individuals in all operating expense categories. Total deferred compensation at October 31, 1999 of approximately $7.6 million is being amortized over the vesting periods of the options using a graded vesting method. The amortization of deferred compensation currently recorded is estimated to be $8.2 million for the entirety of fiscal year 2000, $3.7 million in fiscal year 2001, $1.9 million in fiscal year 2002 and $0.6 million in fiscal year 2003.

Interest Income (Expense) and Other Income, Net

Interest income (expense) and other income, net, includes interest and dividend income from cash, cash equivalents short and long-term investments offset by interest on capital leases. Interest income (expense) and other income, net, was $2.0 and $6.8 million in the three and nine months ended October 31, 1999, as compared to $0.3 million and $0.5 million in the comparable periods in 1998. The increase was primarily due to the one-time, non-cash gain of $3.8 million upon remeasurement of the put option granted to Andersen Consulting which was settled upon completion of our initial public offering in May 1999, and interest income from the investment of funds received upon completion of our initial and secondary public offerings.

Provision for Income Taxes

The $0.4 million and $1.2 million income tax provision shown for the three and nine months ended October 31, 1999, compared with no significant provision for income taxes for the comparable periods in 1998, is the result of foreign withholding taxes on revenue and taxes on earnings generated from operations in certain foreign jurisdictions. Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $206.5 million at October 31, 1999, compared to a balance of $11.8 million at January 31, 1999.

Portal generated $2.5 million in cash from operations in the nine months ended October 31, 1999, an increase of $11.1 million over the $8.6 million used in the comparable period ended October 31, 1998. Amortization of deferred stock compensation, which is included in the net loss line in the cash flow statement, but does not require the use of cash, amounted to $6.8 million for the nine months ended October 31, 1999 compared to $0.9 million for the nine months ended October 31, 1998. Net cash from operations in the nine months period was primarily comprised of a $8.0 million loss, a $2.6 million increase in accounts receivable and a $1.4 million increase in other current assets, offset by a $2.9 million increase in deferred revenue and a combined increase in accounts payable and accrued compensation of $8.3 million.

Portal has continued to make significant investments in equipment. During the nine months ended October 31, 1999, Portal purchased computer servers, workstations, networking equipment and other capital equipment amounting to approximately $6.0 million, primarily to further expand its product capability, increase internal network communication, product demonstration and service capability. Of this amount, $0.3 million was funded from Portal's equipment lease line facility.

Portal has raised equity capital from outside investors to fund its operations. In fiscal year 1997, Portal raised approximately $2.4 million from the sale of preferred stock. In fiscal year 1998, Portal raised approximately $15.0 million from the sale of preferred stock. In fiscal year 1998 and fiscal year 1999, Portal also raised an additional $0.1 million and $0.4 million, respectively, from sales of common stock, primarily upon exercise of stock options by employees and in fiscal year 1999 raised $0.4 million from the exercise of warrants for preferred stock issued in connection with its capital lease line facility and its term loan. In the nine months ended October 31, 1999, Portal completed an initial public offering which raised approximately $102.4 million, including sales of stock to Cisco Systems, Inc. and Andersen Consulting. Portal also completed a secondary offering in October 1999, which raised approximately $106.0 million, net of underwriting commissions and estimated expenses. During the same period, Portal raised an additional $1.2 million from sales of common stock upon the exercise of stock options by employees and warrants by third parties, net of repurchases.

Historically, Portal has used debt and leases to partially finance its operations and capital purchases. Portal has a $3.0 million capital lease line facility with an equipment lessor, which it established in fiscal year 1998. The lease line has a term of 48 months and bears interest at a rate of 8.5% per annum. Separately, during the nine months ended October 31, 1999, Portal repaid an outstanding $3.0 million term loan with a finance company. The term loan was collateralized by substantially all of Portal's assets, with the exception of new equipment purchased using funds provided by the capital lease line facility. On April 15, 1999, Portal entered into a line of credit with a bank under which Portal may borrow up to $5.0 million. Amounts borrowed under this line of credit bear interest at a rate of the bank's prime rate plus 0.5% and mature on April 13, 2000. Portal had borrowed $1.0 million under the line of credit, which it used to repay the remaining $1.0 million installment of the term loan which matured in April 1999. The outstanding balance on the line of credit was repaid in May 1999 from the proceeds of Portal's initial public offering. Portal also converted a customer deposit for prepaid services into a $1.1 million short-term liability in fiscal year 1999. This liability bore interest at a rate of 10% per annum and was repaid in July 1999.

The capital lease line facility comprised the entire amount of the debt obligations on Portal's balance sheet as of October 31, 1999. The capital lease line facility includes certain covenants requiring minimum liquidity, tangible net worth and profitability over time and becomes due immediately if Portal fails to meet these covenants. Portal is currently, and has always been, in compliance with these covenants.

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

In the normal course of business, Portal enters into leases for new or expanded facilities in both domestic and international locations. In June 1999, Portal entered into a lease for its worldwide headquarters that will expire in November 2010. In connection with the lease, Portal will make payments of $0.6 million, $4.5 million, $4.6 million, $4.8 million and $4.9 million in the years ending January 31, 2000, 2001, 2002, 2003 and 2004, respectively, and a total of $37.7 million thereafter until expiration of the lease. In connection with this lease, Portal issued two letters of credit totaling $5,250,000 in lieu of a security deposit for the facilities.

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

Portal has conducted a limited review of the current version of Infranet and the three immediately preceding releases. This review included a search of the software code, and Portal believes that it has identified all instances where date specific information is required. Based on this limited review, Portal believes these Infranet releases, when configured, maintained (including the installation of all Year 2000 and other maintenance releases and bug fixes) and used in accordance with its documentation, correctly recognize and properly process Year 2000 date code and function properly. Portal has no plans to conduct further reviews of other releases of Infranet and products that are scheduled for obsolescence prior to the end of the calendar year 1999.

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

Portal plans to contact all partners for which Portal provides integration as part of Infranet's standard product configuration. In contacting these partners, Portal has attempted to ascertain what release or releases of their products are Year 2000 compliant. To date, Portal has received assurances from most of its material partners and will continue obtaining such information from all remaining partners. Portal may be unable to obtain compliance information from all of these partners. Moreover, Portal's partners may detect errors in their products after previously indicating that their products are Year 2000 compliant. Such revelations by Portal's partners have occurred in the past and may occur in the future; and these revelations have caused and could cause Portal to make changes in its products in response. In a test environment, Portal will review Infranet and interfaces to partner products. Portal may not identify all Year 2000 failures in partner products because not all failures are within the scope of these tests.

Some of our customers elect to integrate Infranet with interfaces not ordinarily supported by Portal. This integration, whether performed by Portal, the customer or a third-party systems integrator, is not within the scope of Portal's in-house testing efforts. Portal has advised all customers that they must independently test these integrations for Year 2000 compliance.

Portal uses multiple software systems for its internal business purposes, including accounting, human resources, e-mail, engineering development and testing tools, customer service and support, professional services and sales tracking applications. Portal has adopted a formal plan for determining the Year 2000 compliance of its major internal systems. Portal plans to obtain verification of Year 2000 compliance for its major internal hardware equipment and software systems before the end of 1999.

Portal has an ongoing process of assessing its Year 2000 readiness. To date, the costs for conducting its assessment have not been material. Portal currently estimates that the costs of ensuring that its products and internal systems are Year 2000 compliant or remedying any Year 2000 problems will be approximately $500,000 to $750,000. Portal is unable to predict to what extent its business may be affected if its software or the systems that operate in conjunction with its software or its internal systems experience a material Year 2000 failure. Moreover, several customers, despite warnings regarding the use of non-Year 2000 certified versions of Infranet, are likely to continue to use such versions, and decline to upgrade to certified versions or implement maintenance fixes or bug releases made available to them. [Such non-certified versions are not Year 2000 compliant.] Known or unknown errors or defects that affect the operation of Portal's software could result in delay or loss of revenue, interruption of customer management and billing services, cancellation of customer contracts, diversion of development resources, damage to Portal's reputation, increased service and warranty costs and litigation costs, any of which could adversely affect Portal's business, financial condition and results of operations. Year 2000 compliance is complex and is subject to various uncertainties, including those described in this section and under "Risk Factors."

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

It is difficult to predict our business because we have a limited history operating as a provider of CM&B software

     The results of operations for the three and nine months ended October 31, 1999 and 1998 contained in this report are not necessarily indicative of results for fiscal year ending January 31, 2000 or any other future period. Moreover, Portal has a relatively brief operating history as a provider of CM&B software and had no meaningful license revenue until 1996. Therefore, Portal will experience the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including those discussed in this report. Our business strategy may not prove successful, and we may not successfully address these risks.

We have not achieved profitability and expect to continue to incur net losses for at least the next several quarters

     In order to become profitable, we must increase our revenues. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We incurred net losses of approximately $8.0 million for the nine months ended October 31, 1999, $17.4 million for fiscal year 1999, $7.6 million for fiscal year 1998 and $2.3 million for fiscal year 1997. We have not achieved profitability and expect to continue to incur net losses for at least the next several quarters even if sales of our CM&B software continue to grow.

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

Our quarterly operating results may fluctuate in future periods and we may fail to meet expectations

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below one or more of the expectations of public market analysts and
investors, and the price of our common stock may fall.   Failure by technology
companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. Factors that could cause quarterly fluctuations include:

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

It is difficult to predict the timing of individual orders because Infranet has a long and variable sales cycle

     To date, the sales cycle for Infranet has been three to nine months or more. The long sales and implementation cycles for Infranet may cause license revenues and operating results to vary significantly from period to period. Along with systems integrators and our other distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of Infranet. Even after purchase, our customers tend to deploy Infranet slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy Infranet.

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

We must hire and retain qualified sales personnel to sell Infranet

     Our financial success and our ability to increase revenues in the future depend considerably upon the growth and productivity of our direct sales force that has historically generated a majority of Portal's license revenues. This productivity and growth will depend to a large degree on our success in recruiting, training and retaining additional direct salespeople. There is a shortage of direct sales personnel with the skills and expertise necessary to sell our products. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hird salespeople fail to develop the necessary sales skills or develop these skills more slowly than we anticipated.

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

Our quarterly revenue is generated from a limited number of customers and our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer

     A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, two customers accounted for 27% of total revenues for the quarter ended October 31, 1999. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. We have initially targeted large ISPs, including on-line divisions of telecommunications carriers and other providers of Internet-based services. Some of the industries we have targeted are consolidating, which could reduce the number of potential customers available to us.

Our business will suffer dramatically if we fail to successfully manage our growth

     Our ability to successfully offer Infranet and new products and services in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. Our business will suffer dramatically if we fail to effectively manage this growth. On October 31, 1999, we had 496 employees, compared to a total of 242 employees on January 31, 1999. We expect to continue to hire new employees at a rapid pace. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources and on our internal training capabilities. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. Although we have entered into a lease for new facilities for our headquarters in Cupertino, California, we expect that we will also have to expand our facilities, and we may face difficulties and significant expenses identifying and moving into suitable office space.

Our significant international operations and our planned expansion of our international operations make us much more susceptible to risks from international operations

     For the nine months ended October 31, 1999 and the year ended January 31, 1999, we derived approximately 34% and 27% of our revenue, respectively, from sales outside North America. As a result, we face risks from doing business on an international basis, including, among others:

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

     .    legal actions by customers against us; and

     .    increased insurance costs.

     Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service-giving rise to the damages. However, these contractual limitations on liability may not be enforceable, particularly if the damages relate to a Year 2000 problem, and we may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers' internal systems. A product liability claim, whether or not successful, could harm our business by increasing our costs, damaging our reputation and distracting our management.

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

     We are still in the process of completing our Year 2000 readiness plans, tests and analyses and face uncertainty as a result. Infranet operates in complex network environments and directly and indirectly interacts with a number of other hardware and software systems. Our software also interfaces with third-party systems, such as credit card processing services and customer-specific modifications that our service providers, third-party integrators and customers have created to be used with Infranet. Despite preliminary investigation and testing by us and our partners, Infranet and the underlying systems and protocols running it may contain previously undetected errors or defects associated with Year 2000 date functions. Furthermore, our testing to date has been limited to the current version of Infranet and three prior releases of Infranet. Moreover, several customers, despite warnings regarding the use of non-Year 2000 certified versions of Infranet, are likely to continue to use such versions, and decline to upgrade to certified versions or implement maintenance fixes or bug releases made available to them. [Such non-certified versions are not Year 2000 compliant.] We may not be able to identify all Year 2000 failures in our partners' products. We have attempted to ascertain what release or releases of our partners' products are Year 2000 compliant.

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

The markets in which we sell our product are highly competitive and we may not be able to compete effectively

     We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We face competition from providers of traditional CM&B software such as Amdocs Limited, Kenan Systems Corporation, which was recently acquired by Lucent Technologies, Inc., LHS Group Inc. and Saville Systems PLC, which was recently acquired by ADC Telecommunications; emerging providers of Internet-specific billing software, such as Belle Systems S/A, Solect Technology Group and TAI Corporation, which was recently acquired by Convergys Corportation; and proprietary systems developed by providers of Internet-based services. We also compete with systems integrators and with internal MIS departments of larger telecommunications carriers. We are aware of numerous other major ISPs, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Infranet. We anticipate continued growth and competition in the on-line services and telecommunications industries and the entrance of new competitors into the CM&B software market, and that the market for our products and services will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may have not yet entered the market. Many of our current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than we do.

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

     Approximately 34,671,557 currently outstanding shares are subject to lock-up agreements signed in connection with Portal's second public offering and will be eligible for sale in the public market beginning December 28, 1999. If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market following the expiration of such restrictions, the market price of our common stock could fall.

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

Impact of Foreign Currency Rate Changes

During fiscal year 1999, most local currencies of our international subsidiaries weakened against the U.S. dollar. As of October 31, 1999, the currency of our Asian subsidiary has strengthened and the currency of our other subsidiaries has remained essentially stable since the end of our 1999 fiscal year. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that historically our exposure to currency exchange fluctuation risk has been minimal primarily due to the fact that all activities are denominated in U.S. dollars. For the nine months ended October 31, 1999, there was an immaterial currency exchange impact from our intercompany transactions. As of October 31, 1999, we did not engage in foreign currency hedging activities.

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

(c) Sales of Unregistered Securities.

During the three months ended April 30, 1999, following the exercise of options to purchase shares of Common Stock that had been granted under the Company's 1995 Stock Option/ Stock Issuance Plan by 22 employees, the Company issued an aggregate of 276,498 shares of Common Stock (adjusted for a three for one stock split effected on April 29, 1999) for an aggregate purchase price of $185,696. In addition, Portal issued to nine individuals in lieu of cash payment for services rendered, an aggregate of 72,957 shares of Common Stock of which 68,957 were valued at $30.00 per share and 4,000 were valued at $8.00 per share. All of the foregoing sales of Common Stock by the Company were made pursuant to the exemption from the registration requirements of the Securities Act afforded by
Section 4(2) of the Securities Act or Rule 701 promulgated under the Securities Act.

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

On October 19, 1999, Comdisco, Inc. purchased 97,119 shares of common stock through the exercise of a warrant issued in 1997. The exercise price was paid by means of a net exercise provision whereby the number of shares to be issued upon exercise was reduced by a number of shares having a market value equal to $149,998.50, the total exercise price of the warrant. The sale was made pursuant to Section 4(2) of the Securities Act of 1933, as amended, as it was made to a single sophisticated accredited investor in a private transaction not involving a public offering.

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

After deducting the underwriting discounts and the estimated offering expenses described above, the Company received net proceeds from the offering of approximately $58,642,000. Of the net proceeds, the Company has used approximately $2,846,000 for general corporate purposes, including working capital and capital expenditures. Additionally, a portion of the net proceeds were used to repay long-term debt and and line of credit obligations of $5,122,000 and capital lease obligations of $200,000. The remaining $50,474,000 of the net proceeds are expected to be used for general corporate purposes, including working capital, capital expenditures and product development. A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. The Company has no agreements or commitments with respect to any such acquisition or investments and the Company is not currently engaged in any material negotiations with respect to any such transaction. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including the Company's future revenues and cash generated by operations and the other factors described under "Factors That May Affect Future Results". Accordingly, the Company retains broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings; however, there are no current material agreements or commitments with respect to any such activities.

None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          27  Financial Data Schedule

          (b) Reports on Form 8-K:

           No Form 8-K reports were filed during the quarter ended October 31, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


December 14, 1999                       PORTAL SOFTWARE, INC.


                                        By   /s/ JACK L. ACOSTA
                                             -----------------------------
                                             Jack L. Acosta
                                             Vice President
                                             and Chief Financial Officer
                                             (Principal Financial Officer)

                    EXHIBIT INDEX TO PORTAL SOFTWARE, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED OCTOBER 31, 1999


Exhibit Number      Description
--------------      -----------

27                  Financial Data Schedule