Form 10-K
period 2000-01-31
PORTAL SOFTWARE INC
filed 2000-04-28
CIK 1080306

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended January 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from         to

                       Commission file number: 000-25829

                             PORTAL SOFTWARE, INC.
            (Exact name of registrant as Specified in its Charter)

            Delaware                                 77-0369737
  (State or Other Jurisdiction                    (I.R.S. Employer
of Incorporation or Organization)               Identification No.)

          10200 South De Anza Boulevard, Cupertino, California 95014
             (Address of principal executive offices and Zip Code)

      Registrant's telephone number, including area code: (408) 572-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on April 27, 2000 as reported on the NASDAQ National Market System, was approximately $3,752,755,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 27, 2000, Registrant had outstanding 160,798,220 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2000 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

                              General Information

   This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates, projections, beliefs and assumptions about our industry, our company, our business and prospects. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risks Associated With Portal's Business and Future Operating Results"-- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

   References in this document to "Portal", "we", "our" and "us" refer to Portal Software, Inc., a Delaware corporation, its predecessors, and each of its subsidiaries. Portal and Infranet are registered trademarks of Portal and the Portal logo, Infranet IPT and Real Time No Limits are trademarks of Portal. Each trademark, trade name or service mark of any other company appearing in this report belongs to its holder.

                               BUSINESS OVERVIEW

   Portal develops, markets and supports real-time, scalable customer management and billing software, or CM&B software, for providers of Internet-based services. Portal's Infranet software is a comprehensive platform that meets the complex, mission-critical provisioning, accounting, reporting and marketing needs of providers of Internet-based services. Portal's Real Time No Limits Infranet product enables the real-time provisioning and reporting of services, including such functions as account creation, user authentication and authorization, activity tracking, pricing and rating, billing and customer service, including self-service, all on a scale of up to millions of users. In contrast to solutions that require extensive customization services, Portal's Infranet platform provides an "out-of-the-box" product that can generally be used by a wide variety of service providers ranging from emerging small companies offering an innovative service to a small number of subscribers to large telecommunications carriers with millions of subscribers. Portal believes that by providing a platform with an open architecture with fully documented APIs, Infranet facilitates the development of new services that can integrate with existing and new software applications and that can be interoperated with other new or existing services offered by other providers using Infranet. As of March 31, 2000, more than 200 customers have licensed Infranet, including US West, Qwest Communications Corp. ("Qwest"), Covad Communications Company ("Covad"), Inktomi Corp., Juno Online Services ("Juno Online"), L.P., Deutsche Telekom Online Service GmbH ("T-Online"), France Telecom SA and Demon Interactive Ltd.

Industry Background

   Since 1994, the Internet and the Worldwide Web have grown at an explosive pace. International Data Corporation, or IDC, estimates that there were over 68 million Web users worldwide at the end of 1997. IDC projects this number to increase to over 319 million by the end of 2002, implying an annual growth rate of over 36%. The growth of the Internet is a global phenomenon that is fundamentally changing the nature of the telecommunications industry. Web user growth, coupled with the growth of new types of on-line and electronic commerce, or e-commerce, services, has driven the emergence of new service providers such as ISPs, on-line communities, application service providers ("ASPs"), Internet telephony providers and many others. In addition, traditional telecommunications carriers have entered the on-line market, providing Internet connections and e-commerce services to businesses and consumers.

   Providers of Internet-based services are introducing new services and programs that address the dramatically changing nature of the Internet. These providers need flexible, powerful CM&B software that is readily adaptable to a wide range of services and smoothly scales from hundreds to millions of users. To be most effective, Portal believes that Internet-compatible CM&B software must be capable of operating in real time, handling high transaction volume, processing many different types of transactions and tracking multiple flows of information associated with the usage of various services.

   The Internet service environment is dominated by technologies and interfaces that are fundamentally different from a traditional telephone or cable network. For example, Internet service providers tend to operate distributed networks of UNIX or Windows NT-based Web servers, any or all of which may be servicing a given customer at a given moment. Traditional CM&B systems were typically designed to interface with and process data from the equipment and technologies used in telephone and cable television networks rather than in Internet service environments. Data traffic has many characteristics that are different from those of traditional voice transmissions. Existing CM&B systems used by many traditional telecommunications carriers are not oriented toward "always on", data-oriented services such as digital subscriber line, Internet telephony and virtual private networks. Many of these older systems will need to be upgraded or replaced in order to adapt to the changing environment.

   Portal also believes that providers of Internet-based services will increasingly offer services through or in combination with other providers, and that the efficiency and success of these "Internet value chains" will depend in part on the ability of the CM&B systems of these providers to interoperate and pass information and transactions among the participants. We believe that CM&B products that are more standard and open will best enable such interoperability and that Portal's Infranet provides a superior platform to meet the needs of such Internet value chains.

   Traditional CM&B solutions can generally be characterized as (1) inflexible, (2) capable only of periodic processing or "batch-oriented", (3) proprietary, (4) centralized and (5) difficult to scale to meet the complex requirements of providers of Internet-based services. In addition to a general lack of Internet-based capability, traditional systems were typically designed to service one particular type and size of service provider--a large, traditional RBOC-type carrier, for example, or a small competitive cellular telephone provider. As a result, there is often no smooth migration path; as the numbers of subscribers and services grow, a "forklift upgrade" to an entirely different CM&B product is often required. Finally, existing CM&B solutions are often not able to address one of the most fundamental requirements facing providers of Internet-based services: minimizing the time to market for new products and services.

The Portal Software Strategy

   Portal's strategy is to establish itself as the CM&B platform of choice for providers of Internet-based services. Key elements of this strategy are:

   Extend Market Leadership Position. Portal's objective is to extend its position as a leader in the Internet-based CM&B market to establish itself as the broad platform of choice for providers of Internet-based services. Portal believes that its products enable each customer to design and deploy new services, which in turn increase the customer's use of Portal's products and services and generates additional opportunities for Portal to grow.

   TARGET LEADING PROVIDERS OF ADVANCED COMMUNICATIONS SERVICES WORLDWIDE. The scalability and flexibility of its Infranet products enables Portal to target a broad range of providers of Internet-based services. Portal's targeted customer segments, and some representative existing customers, include:

  . on-line service divisions of traditional major telecommunications providers worldwide, such as France Telecom SA, NTT Soft, T-Online and US West;

  . wireless service divisions of traditional telecommunications providers worldwide, such as Telenor Mobile and Sonera Corporation;

  .  on-line and Internet service providers, such as Qwest, UUNET
     Technologies, Inc., Viag Interkom, GmbH & Co., Covad, Northpoint Communications, Inc. and Rhythms NetConnections, Inc.;

  . application service providers ("ASPs") offering applications or information technology infrastructure as a service; and

  . companies that use the Internet to provide entirely new types of communications services, such as Juno Online, Palm.net, delta three.com, and Frontier Global Center, Inc.

   The unique capabilities of Infranet enable Portal to take this portfolio approach to targeting customers. Portal believes this approach offers the greatest opportunity for sustained growth, as many of these companies are or will be the market leaders in their respective industries.

   TARGET PROVIDERS OF ADVANCED INTERNET APPLICATIONS. To date, most Internet-based services have focused on "transportation" aspects of the Internet-- providing businesses and consumers with Internet access, whether by dialup, DSL, ISDN, cable, satellite, fixed wireless or mobile wireless methods, or have focused on extending communication services to the Internet, such as Internet telephony. Portal believes that Internet "applications" will become increasingly common. Examples of such application that will be offered over the Internet include online gaming and music. Portal believes that the capabilities of Infranet are well suited to providing the CM&B foundation for these emerging services.

   BUILD A LONG-TERM, HIGH MARGIN, SOFTWARE-DRIVEN BUSINESS MODEL. Portal's business model is predicated on the sale of standard software products, rather than the service-intensive, customer-specific solutions offered by many of its competitors. The scalability, comprehensive functionality and extensibility of Infranet, combined with Portal's strategic partnerships, are designed to allow Portal to achieve and maintain a high margin, software-driven business model without needing to provide an inordinate degree of consulting and integration services.

   LEVERAGE PARTNERSHIPS AND ALLIANCES WITH SYSTEMS INTEGRATORS, AND WITH PLATFORM, SOFTWARE AND SERVICES PROVIDERS. Portal has established a series of partnerships and alliances with systems integrators, such as Andersen Consulting, Cap Gemini, NTT Soft and PricewaterhouseCoopers and hardware platform, software and services providers, such as Cisco, Compaq, Hewlett-Packard, Microsoft, Oracle and Sun Microsystems. These partners and alliances provide a global extension of Portal's direct sales force and are a significant source of leads and referrals. This network of partners also enables Portal to focus on being the CM&B software platform provider while offering a complete customer solution using third-party components that perform ancillary functions such as tax or payment processing. In addition, Portal's systems integrator partners are trained to integrate Infranet with customers' existing legacy systems. Portal seeks "best of breed" partners in each particular area, to associate Infranet with market-leading technologies, products and systems integrators. Portal believes that this partnership strategy is unique in breadth and scope within its market, provides it with a competitive advantage and serves as a "force multiplier" which leverages Portal's own internal capabilities.

   GROW WITH CUSTOMERS AND THE INTERNET. While initial sales to customers are often substantial, Portal's strategy is to maximize its available opportunities for long-term revenue growth by targeting service providers with excellent growth prospects and capitalizing on additional sales opportunities with its customers. Portal's subsequent revenue growth can then occur through the addition of subscribers, add-on component sales, additional service revenues and maintenance and support agreements. In turn, Portal intends to continue to evolve and refine its business to track the growth of Internet-based services, so that as these services proliferate, Portal's revenue growth opportunities will also increase. Accordingly, Portal typically prices its products on a per-subscriber basis so that they are more affordable for new, promising service providers that may in time grow to be leaders in their market segments and long-term, loyal customers.

Infranet Software Platform

   Portal's core product, Infranet, is specifically designed to meet the complex, mission-critical provisioning, accounting, reporting and marketing needs of providers of Internet-based services. Portal's Infranet software is a real-time, scalable platform that enables service providers to address the critical business needs of customer management, services support and accurate and timely billing. Portal believes that its trademarked phrase, Real Time No Limits, accurately describes Infranet as the CM&B solution that provides these capabilities in real time, while also providing a broad and flexible platform for both the integration of existing products and services and the rapid development and deployment of new ones. In fiscal year 2000, Portal introduced Version 6.0 of Infranet which offers significantly enhanced features and performance.

Managing the Customer Life Cycle

   The process of managing and billing customers involves a series of actions beginning with account creation through billing and post transaction reporting. Portal refers to these stages of customer interaction as the "customer life cycle." Infranet integrates the functionality for each stage of the customer life cycle with a single, unified customer database and a coordinated set of features and functions. The database acts as the repository for all data collected in real time during each stage of the customer life cycle as follows:

   ACCOUNT CREATION AND SERVICE PROVISIONING. Infranet supports a variety of registration standards and has all of the features necessary to register subscribers quickly. The Infranet registration process collects the data needed to provision and bill the subscriber for service, while also allowing service providers to collect additional subscriber profile information they may desire. As the data is collected and verified, Infranet creates customer accounts and activates the selected services in real time.

   AUTHENTICATION AND AUTHORIZATION. Infranet authenticates users based on user name and password, checks account status and authorizes access to individual services. Infranet can also check for duplicate user names and available credit or resources, enabling service providers to more effectively detect and prevent fraud and bad debt.

   ACTIVITY TRACKING. By recording all events in real time in its unified customer database, Infranet gives service providers the ability to build a detailed picture of individual customer behavior, either currently or historically. This also provides a complete audit trail of customer usage to resolve any issues that may subsequently arise.

   RATING/PRICING. Infranet offers a powerful and flexible "rating engine", which enables service providers to create a wide variety of pricing plans for a broad array of services. Infranet can price any tracked event as it occurs, so that customers and service representatives have real-time access to account balances and available credit. Infranet's rating engine supports multiple resource balances and limits, such as cash balances, free hours of usage, megabytes of server storage or any other resource defined by the service provider. The rating of a single event can update any or all existing balances.

   BILLING AND ACCOUNTS RECEIVABLE. Infranet's billing and payment system has been designed for flexibility from the ground up. Billing cycles can be any multiple of a month and can begin on any day of the month. Because of Infranet's real-time capability, accounts can be accurately closed at the end of the billing cycle, irrespective of when the billing process actually takes place. Infranet also supports multiple currencies and payment in real time, through interfaces with credit card processing systems such as Paymentech and ICVerify, or by invoice. A modular payment interface lets customers integrate additional payment methods and a general ledger interface lets service providers allocate journal entries using a general ledger code. Infranet supports both open item and balance forward accounting.

   CUSTOMER MANAGEMENT. Customer service representatives can access customer data through an intuitive, Windows-based graphical user interface. Infranet organizes customer information into a variety of standard screens, which can also be readily customized. Service representatives can:

  .  create, search and modify customer accounts;

  .  view activity, balances and invoices;

  .  perform billing operations; and

  .  view and modify account hierarchy.

Infranet enables providers to configure permissions and track customer service activity, ensuring a complete audit trail on each account.

   Infranet supplements these capabilities with a browser-based interface that enables customers to view selected account information directly. This self-service feature increases customer convenience and can help reduce customer service costs.

   REPORTING. Using the data in the Infranet unified customer database, service providers can create reports using a powerful, enterprise-wide reporting infrastructure called Infranet Insite. Insite report templates provide business intelligence to operations, finance, sales and marketing personnel. Insite includes a full set of customizable reports, and also supports new report development.

Business Benefits

   Infranet is designed to enable service providers to capture the business benefits of increased revenues, reduced costs and improved customer service through its ability to manage the billing and customer management of services.

   INCREASED REVENUES. By helping to accelerate the time to market for new services, Infranet enables service providers to offer a variety of services quickly and to bundle and price these services in an optimal manner. Infranet enables services to be activated immediately when ordered by a subscriber, so that the service provider can immediately begin to collect revenue. Subscriber activity can then be monitored in real time, which allows the service provider to promote the consumption of more services through such means as targeted offers or increased credit limits. In addition, Infranet enables a service provider to analyze and "mine" subscribers' service usage data in real time, which can in turn be used to measure the success of marketing and targeting efforts and to identify new opportunities for subscriber revenue. Using Infranet's data analysis features, a service provider can quickly determine which offerings are not successful and easily make appropriate adjustments. For example, an unsuccessful pricing offer can quickly be terminated or tuned for better subscriber response. Finally, increased billing accuracy reduces the incidence of uncollected revenue and fraud.

   REDUCED COSTS. Infranet is designed to be an out-of-the-box solution that works with all relevant Internet standards and minimizes the service provider's software implementation, maintenance and subscriber servicing costs. Through the immediate validation of subscriber data and verification of credit, Infranet reduces the need for data correction and the incidence of credit problems. In addition, subscribers can access their billing and service information directly, which reduces the degree of costly person-to-person service required to satisfy the subscriber. Real-time monitoring and authentication substantially reduce the opportunities for fraud by ensuring that access to the service provider's network is granted only if the user has been properly verified. Infranet's monitoring and data analysis capabilities can help the service provider pinpoint unprofitable offerings or identify a degree of usage that justifies volume purchases of specific resources such as high-speed data circuits at a lower cost.

   IMPROVED CUSTOMER SERVICE. Infranet enables service providers to offer improved billing accuracy, enhanced customer service quality and responsiveness to their subscribers. Using Infranet, service providers can easily tailor their offerings on a bundled or unbundled basis, substantially increasing customer choice without incurring additional costs. Up-to-the-minute account balances and status information can be made available to users on a 24x7 basis, either over the Internet or via customer service representatives. Potential customer account issues can be identified and resolved quickly, since there is no need to wait for regular billing cycles to expose these issues. Infranet's real-time capability enhances responsiveness to subscribers' needs, which can help reduce subscriber "churn", or turnover.

Infranet Technology

   Portal's software architecture consists of the Infranet platform, upon which CM&B functionality is layered using fully documented open APIs. This approach, designed from the start to use object-oriented programming techniques, enables new processes and services to be readily incorporated, thus allowing an evolving multi-service model to be built without the need to change the underlying software foundations. Similarly, changes can be made in the object-based platform without affecting the behavior of the CM&B functions. Portal designed Infranet to meet the critical functional requirements sought by service providers. These requirements include scalability, enterprise integration and interoperability, comprehensive functionality and ease of use, flexibility and improved time to market--all operating on a real-time basis.

   SCALABILITY AND RELIABILITY. Infranet will run on a wide range of systems, from a laptop computer running Windows NT to a large cluster of UNIX-based servers. Infranet has been designed, using object-oriented programming methodologies, to scale from hundreds to millions of users through the incremental addition of servers. This capability allows a service provider to grow its CM&B infrastructure incrementally as its level of business grows without the need for architecture redesign or large-scale system replacements. For example, new servers can be added without taking the system offline, eliminating costly downtime. By running Infranet on multiple servers, a service provider can reduce exposure to various types of failures, including individual server failure, power failure and loss of physical facilities. This level of reliability and redundancy, long present in the traditional telephone network, is increasingly required in the Internet environment. Automatic load balancing features smooth out usage spikes and ensure high availability. Infranet's object-to-relational data model is optimized for high performance on-line transaction processing and high reliability.

   ENTERPRISE INTEGRATION AND INTEROPERABILITY. Infranet has been designed with fully documented, open APIs that allow Portal, its customers, partners and third party software developers to integrate Infranet with existing applications and services requiring minimal effort and programming overhead. This capability enables new services to be deployed quickly and efficiently while maintaining smooth interoperability with pre-established services. For example, a telecommunications carrier might use Infranet to add Internet-related services which then appear on a subscriber's monthly telephone bill. Infranet runs on server operating systems from Hewlett-Packard, Microsoft and Sun Microsystems and utilizes database software from Microsoft and Oracle. Infranet also can be readily integrated with a variety of packaged software applications, such as help desk, accounting, taxation and payment systems.

   COMPREHENSIVE FUNCTIONALITY AND EASE OF USE. Portal has drawn on its own experiences to develop a comprehensive suite of pre-defined, ready-to-use CM&B functions, such as customer registration, business policies, pricing plans and payment methods. Portal also seeks to provide upgrades and enhancements to Infranet on a regular basis, with a strong emphasis on response to customer feedback. Infranet employs a simple, intuitive Windows-based user interface for efficient addition and deletion of services and functions, as well as a set of templates for Web-based capabilities such as subscriber registration, password changes and account balance inquiries. Infranet addresses the entire customer management and billing life cycle, from account creation to monitoring and pricing to back-end management and reporting.

   FLEXIBILITY AND IMPROVED TIME TO MARKET. Infranet is designed to be a modular, extensible software product. This flexibility allows each Portal customer to tailor its individual Infranet installation to meet the exact needs of a particular environment, set of services and group of subscribers. The service provider is thereby empowered to respond quickly to the rapidly changing needs of the Internet marketplace. In addition, Infranet can generally be customized to a service provider's needs relatively quickly, enabling its customers to improve their time to market with new products and services.

Pricing

   Portal has structured the pricing of Infranet to accommodate its target customer segments, which range from startups to large on-line service providers with millions of subscribers. Portal typically prices Infranet on a per subscriber basis, with customary volume discounts for the upfront purchase of a large number of licenses. Supplemental purchases of additional components are also priced on a per subscriber basis, while annual maintenance and support contracts are priced as a percentage of the associated license revenues. Portal's initial sales of licenses and associated services, maintenance and support generally range from the low hundreds of thousands to several million dollars.

Other Product Offerings

   Portal offers several capabilities and features as optional additions to Infranet. Infranet IPT introduced in September 1998 incorporates Infranet's core functionality to deliver the CM&B features needed by providers of Internet telephony services, such as real-time architecture, support for a broad range of services and pricing plans, out-of-the-box gateway integration, prepaid calling card support, and zone-based rating. Infranet IPT is designed to optimize resources for each step of the Internet telephony process, such as setting up calls, monitoring calls in progress, tracking usage and billing users. Infranet IPT enables account creation, authentication and fraud prevention, authorization and credit control, activity tracking, pricing and billing and customer management and reporting.

   In fiscal year 2000, Portal introduced its DNA (distributed non-stop architecture) option for customers requiring high availability and fault tolerance. Infranet DNA uses remote, limited scope satellite installations of Infranet to handle user authentication, service authorization, and event queuing. During normal operation, these satellites are updated in real time from the main database to allow for real-time operation in the geographically distributed environments typical to many service providers. In the event the main database is offline, the satellites allow the provider to maintain continuous operation so that customers are not denied access to services and revenue-generating events are not lost.

   Other optional additions to Infranet include: Netflow manager, which integrates Infranet with Cisco NetFlow to provide a solution for flexible tracking, rating and billing of bandwidth usage; Infranet MultiDB, introduced in fiscal year 2000, which enables the distribution of accounts across multiple databases in a single Infranet installation to support very large subscriber counts; and MCIS Manager which enables real-time billing for services deployed in Microsoft Commercial Internet System and site server environments.

Customer Service and Support

   Portal believes that a high level of customer service and support is critical to the successful marketing and sale of Infranet. Portal provides support to its customers through maintenance and support agreements. Support includes assistance with technical problems related to the use of Portal's software and software maintenance and upgrade releases. Portal generally provides its base level of customer support via an Internet-based customer management system and higher levels of support via telephone and on-site technical assistance. Portal provides customer technical support for its products primarily from its Cupertino, California location and from its facilities in the United Kingdom and Hong Kong. Portal plans to establish additional customer support sites domestically and internationally commensurate with customer needs.

   Portal also offers project implementation services to assist customers in the project planning, installation and implementation of the Portal solution. Portal consulting services are also available for customers requiring additional software customization, upgrade assistance or other Infranet-related technical services. Portal professional services consultants are located in several cities in the United States and various countries outside the United States. Portal has a leveraged business model based on using systems integrator partners to provide jointly or separately a range of services, including first-line technical support and project implementation services, in various locations around the world.

Partnerships

   Portal has established a series of partnerships and alliances with systems integrators such as Andersen Consulting, Cap Gemini, NTT Soft and PricewaterhouseCoopers and hardware platform, software and services providers such as Cisco, Compaq, Hewlett-Packard, Microsoft, Oracle and Sun Microsystems. Portal employs this network of partnerships to both expand its sales, service and marketing capabilities and to extend the technical and functional application of its solution. Portal's network of partnerships allows Portal to maintain its focus as a product company while simultaneously obtaining sales, technical and service leverage through its partners.

   There are two types of partners in Portal's "Market Partnership Model":

   MARKET PARTNERS. Portal leverages its own sales and marketing efforts by taking advantage of the marketing and lead generation capabilities of its market partners. Market partners are specialized technology and services firms that adapt Portal's products to the needs of a specified market segment. For example, in the consumer ISP market, iPass, Inc., Microsoft and Software.com, Inc. provide complementary services and technologies, which are fully integrated with Infranet through Portal's open APIs. In turn, a set of systems integrators, such as Andersen Consulting, Cap Gemini, NTT Soft and PricewaterhouseCoopers, adapts this combination of Infranet and add-on technologies to the specific environment of each provider of on-line services. This combination of add-on technology and systems integration allows Portal to serve as the enabling technology for a complete solution in each of its markets. This approach also provides a mechanism for Portal to enter new markets as opportunities develop.

   In April 1999, Portal agreed to enter into a strategic alliance with Andersen Consulting under which Andersen Consulting agreed to provide services to Portal and the parties will expand their existing marketing alliance and work closely together to expand their customer service and marketing relationship. Under this arrangement, Andersen Consulting purchased 760,368 shares of common stock from Portal in a private placement concurrent with Portal's initial public offering. Upon signing of the definitive agreement in March 2000, Portal paid Andersen Consulting a services fee of $2.8 million.

   PLATFORM PARTNERS AND ALLIANCES. Portal's technology strategy is to focus exclusively on Infranet to enable real-time, mission-critical, Internet-based services.

   Given this focus, Portal forms partnerships and alliances with hardware platform providers, such as Cisco, Compaq, Hewlett-Packard and Sun Microsystems, database software developers such as Microsoft and Oracle, and software applications developers with best-of-breed products to provide superior solutions to its customers. By providing its platform partners and alliances with a fully documented set of open APIs, Portal ensures that Infranet can interoperate with their products. This allows Portal to partner with the leading-edge vendors in each area of functionality and provides the flexibility to adopt new products and technologies rapidly. Portal also seeks to generate referral sales from its platform partners' sales forces.

   In April 1999, Portal entered into a strategic alliance with Cisco under which Portal and Cisco will jointly develop, market and sell integrated hardware and software products targeted at providers of Internet-based services. Under this arrangement, Portal will be Cisco's strategic CM&B solution provider and Cisco will be Portal's strategic solution provider of equipment for next generation IP networks. Portal and Cisco have agreed to cooperate in the development, marketing and sale of these integrated products.

Sales and Marketing

 Sales

   Portal's sales strategy is to pursue targeted accounts both through its direct sales force and indirectly through its strategic partners. Portal has to date targeted its sales efforts at medium and large ISPs, on-line service divisions of traditional telecommunications providers and other providers of Internet-based services.

   Portal maintains direct sales personnel in thirteen states across the United States, and internationally in Australia, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Singapore, Spain and the United Kingdom. The direct sales force is organized into individual account teams, which include both sales representatives and systems engineers. Portal generates leads from contacts made through marketing partners, seminars and conferences, which are usually co-sponsored by marketing partners, market research, its Web site, trade shows, customers and its ongoing public relations program. The direct sales force is complemented by telemarketing representatives based at Portal's headquarters in Cupertino, California. Portal qualifies the leads and assigns an account team to prospective customers. The account team then initiates the sales process, which generally involves multiple presentations to information technology and business professionals within the prospective customer's organization. Portal intends to increase the size of its direct sales force and establish additional sales offices domestically and internationally.

   Portal complements its direct sales force with a series of partnerships and alliances with systems integrators such as Andersen Consulting, Cap Gemini, NTT Soft and PricewaterhouseCoopers, as well as with hardware platform and software applications developers and service providers such as Cisco, Compaq, Hewlett-Packard, Microsoft and Sun Microsystems. These partners provide a global extension of Portal's direct sales force and are a significant source of leads and referrals. Portal believes these relationships also serve to validate its technology and facilitate broad market acceptance of Infranet services. Portal's direct sales force works closely with its indirect distribution partners. After a partner has introduced Portal's products to a potential customer, an in-house account team is assigned to complete the sales process.

   Portal has derived, and anticipates continuing to derive, a significant portion of its revenues from customers that have significant relationships with Portal's market and platform partners. Many of these partners also work with competing software companies, and Portal's success will depend on their willingness and ability to devote sufficient resources and efforts to marketing Portal's products. Portal's agreements with these parties typically are in the form of non-exclusive referral fee or reseller agreements that may be terminated by either party without cause or penalty and with limited notice. Therefore, there is no guarantee any single party will continue to market Portal's products. If these relationships fail, Portal will have to devote substantially more resources to the distribution, sales and marketing, implementation and support of Infranet. Portal intends to establish additional indirect channels in the future. However, there can be no assurance that Portal will be able to establish relationships with additional partners on a timely basis or at all, or that such relationships will be successful.

 Marketing

   Portal's marketing programs are targeted at providers of Internet-based services and are currently focused on creating awareness of, and generating interest in, Infranet. Portal engages in a variety of marketing activities, including:

  .  managing and maintaining its Web site;

  .  conducting direct mailings and ongoing public relations campaigns;

  .  conducting seminars;

  .  creating and placing advertisements; and

  . establishing and maintaining close relationships with recognized industry analysts.

   Portal is an active participant in technology-related conferences and demonstrates its products at trade shows targeted at providers of Internet-based services. Portal also focuses on a range of joint marketing strategies and programs with its partners in order to leverage their existing strategic relationships and resources.

Customers

   Portal's typical customers are providers of Internet-based services that benefit from a scalable CM&B software solution. As of March 31, 2000, Portal had licensed Infranet to more than 200 customers worldwide, including: US West, Qwest, Covad, Inktomi, Juno Online, T-Online, France Telecom, Demon Interactive, UUNET and Viag Interkom.

   In fiscal year 2000, one customer accounted for 10% of Portal's total revenues. In fiscal year 1999, no individual customer accounted for 10% or more of Portal's total revenues. In fiscal year 1998, one customer accounted for 47% of Portal's total revenues.

   Although Portal's customers include both small and large providers of Internet-based services, a substantial portion of Portal's license and services revenues in any given quarter has, and is expected to continue to be, generated from a limited number of customers with large financial commitment contracts. As a result, if a contract is cancelled or deferred or an anticipated contract does not materialize, Portal's revenues would be materially adversely affected.

Research and Development

   Portal believes that strong product development capabilities are essential to its strategy of enhancing its core technology, developing additional applications incorporating that technology and maintaining the competitiveness of its product and service offerings. Portal has invested significant time and resources in creating a structured process for undertaking all product development. This process involves several functional groups at all levels within Portal and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. In addition, Portal has recruited key engineers and software developers with experience in the CM&B, enterprise, database and operating system software markets and has complemented these individuals by hiring senior management with experience in software used by providers of Internet-based services.

   Portal's research and development expenses totaled approximately $26.1 million, $11.3 million and $5.6 million for fiscal year 2000, 1999 and 1998, respectively. As of April 5, 2000, approximately 221 employees were engaged in research and development activities.

Competition

   Portal competes in markets that are new, intensely competitive, highly fragmented and rapidly changing. Portal competes on the basis of performance, scalability, extensibility, ease of integration and price. Portal faces competition from providers of traditional CM&B software such as Amdocs (which has recently acquired Solect Technology) and the Kenan Systems division of Lucent; emerging providers of Internet-specific billing software, such as Belle Systems and Daleen Technologies, Inc.; and providers of Internet-based services that develop proprietary systems. Portal also competes with systems integrators and with internal MIS departments of large telecommunications carriers. Portal is aware of numerous other major ISPs, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Infranet.

   Portal believes it competes favorably in performance, scalability, extensibility, ease of integration and price, particularly due to Infranet's ability to run on a wide range of systems, Infranet's ability to integrate with existing applications, Infranet's comprehensive functionality and ease of use, and its flexibility. The failure of Portal to develop products that compete successfully with those of other suppliers in the market would harm our business.

   Portal anticipates continued growth and competition in the telecommunications industry and the entrance of new competitors into the CM&B software market, and that the market for its products and services will remain intensely competitive. Many of Portal's current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than Portal.

Intellectual Property

   Portal relies upon a combination of patent, copyright, trade secret and trademark law to protect its intellectual property. Portal currently has two issued U.S. patents relating to its technology that expire in 2017. While Portal relies on patent, copyright, trade secret and trademark law to protect its technology, Portal believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to Portal's technology.

   Portal generally enters into confidentiality or license agreements with its employees, consultants and corporate partners, and generally controls access to and distribution of its software, documentation and other proprietary information. Despite Portal's efforts to protect proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology or to develop products with the same functionality as Portal's products. Policing unauthorized use of its products is difficult, and Portal cannot be certain that the steps it has taken will prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States. In addition, certain of Portal's license agreements require it to place the source code for Infranet into escrow. Such agreements generally provide that these parties will have a limited, non-exclusive right to use this code if: (i) there is a bankruptcy proceeding by or against Portal; (ii) Portal ceases to do business without a successor; or (iii) Portal discontinues providing maintenance and support.

   Substantial litigation regarding intellectual property rights exists in the software industry. Portal expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in its industry segments grows and the functionality of products in different industry segments overlaps. Some of Portal's competitors in the market for CM&B software may have filed or may intend to file patent applications covering aspects of their technology that they may claim Portal's technology infringes. Portal cannot be certain that any of these competitors will not make a claim of infringement against it with respect to its products and technology.

   Portal's success and ability to compete are substantially dependent upon its internally developed technology. However, portions of Infranet incorporate software developed and maintained by third-party software vendors, such as operating systems, tools and database vendors. Portal may have to rely on third-party software vendors and developers to a larger degree in future products. Although Portal believes it could find other sources for these products, any significant interruption in the supply of these products could adversely impact Portal's sales unless and until it can secure another source.

Employees

   As of April 5, 2000, Portal had 754 employees, 186 of whom were engaged in professional service, customer service and support, 240 in sales and marketing, 221 in engineering, and 107 in finance, administration and operations. Portal's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of Portal's key employees could harm its business. Portal's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area where Portal is headquartered, due to the limited number of people available with the necessary technical skills and understanding of the Internet, and there can be no assurance that

Portal can retain or attract key personnel in the future. None of Portal's employees are represented by a labor union. Portal has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

   Portal leases for its headquarters two buildings of approximately 142,700 and 93,200 square feet, respectively, in Cupertino, California. Portal occupies these premises under two leases expiring in December 2010. In connection with its relocation to these two buildings, Portal vacated a 24,455 square foot facility and subleased it for the remainder of the lease term, which expires in October 2003. In addition to its principal office space in Cupertino, California, Portal also leases facilities and offices domestically in California, Colorado, Connecticut, Georgia, Illinois, Massachusetts, New York, New Jersey, Texas and Virginia and internationally in Australia, Canada, China, Hong Kong, France, Germany, Japan, Malaysia, Singapore and the United Kingdom. These leases are for terms expiring from May 2000 to October 2004. Portal believes that the facilities it currently leases for its headquarters are sufficient to meet its needs through the next twelve months. Portal plans to lease additional space in other locations to support the growth of its foreign operations and domestic sales and marketing organizations.

ITEM 3. LEGAL PROCEEDINGS

   Portal is not currently a party to any material legal proceeding.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the executive officers of Portal as of April 1, 2000:

             Name           Age                     Position
             ----           ---                     --------
   John E. Little.......... 42  Chief Executive Officer, President and Chairman
                                 of the Board of Directors

   Jack L. Acosta.......... 52  Chief Financial Officer and Vice President,
                                 Finance

   Marc Aronson............ 43  Vice President, Engineering

   Mitchell L. Gaynor...... 40  Vice President, General Counsel and Secretary

   David S. Labuda......... 36  Chief Technology Officer

   Kevin P. Mosher......... 43  Vice President, Sales

   Michael E. Regan........ 44  Vice President, Professional Services

   Steven R. Sommer........ 45  Vice President, Marketing and Business
                                 Development

   Annette D. Surtees...... 44  Vice President, Human Resources

   John E. Little. Mr. Little founded Portal in March 1985 and has been Chief Executive Officer and a Director since its inception. In addition, Mr. Little served as President from inception to March 1996 and has served as President since November 1996. Prior to founding Portal, Mr. Little was an independent consultant for a number of companies including Knight-Ridder Inc., AT&T Corp., Raytheon Company, Dow Jones News Retrieval, a subsidiary of Dow Jones & Company, Inc., Victor Company of Japan (JVC) and Sun Microsystems, Inc.

   Jack L. Acosta. Mr. Acosta has served as Chief Financial Officer and Vice President, Finance since February 1999. In addition, Mr. Acosta served as Secretary from February 1999 through April 1999. From July 1996 to January 1999, Mr. Acosta served as Executive Vice President and Chief Financial Officer for Sybase, Inc., a database company. From December 1994 until July 1996, Mr. Acosta served as Vice President, Engineering Services, Integration and Business Management of Sybase. From March 1993 until December 1994, Mr. Acosta served as President, Chief Operating Officer and a director of Tanon Manufacturing, Inc., a manufacturing and engineering services company. Prior to March 1993, Mr. Acosta held various management positions at Ungermann-Bass Inc., Atari, Inc., Diablo Systems, Inc. and Ford Motor Company.

   Marc Aronson. Mr. Aronson joined Portal in August 1998 as Senior Director of the SETI engineering group. In March 2000, he became Vice President, Engineering. From July 1997 to August 1998, Mr. Aronson was a Senior Engineering Director for Adobe Systems Inc., a software company. From September 1990 to July 1997, Mr. Aronson served as Engineering Director and in other engineering positions with Adobe.

   Mitchell L. Gaynor. Mr. Gaynor joined Portal in April 1999 as General Counsel and Secretary. From January 1997 to April 1999, Mr. Gaynor served as Vice President, General Counsel and Secretary of Sybase. From May 1996 to January 1997, he served as Vice President and Associate General Counsel of Sybase and from February 1993 to May 1996, Mr. Gaynor served as Senior Corporate Counsel of Sybase.

   David S. Labuda. Mr. Labuda has served as Chief Technology Officer since he joined Portal in March 1994. Between March 1994 and March 2000 he also served as Portal's Vice President, Engineering. From June 1990 to March 1994, Mr. Labuda was employed by Sun Microsystems, Inc., a network computing company, as a Director of UNIX Development. From August 1985 to June 1990, Mr. Labuda worked for Sun Microsystems as a Senior Engineer and Manager, including managing the software development for the SparcStation 1 and SparcStation 2 projects. Mr. Labuda received the first Sun Presidential Award and holds three patents from his tenure there.

   Kevin P. Mosher. Mr. Mosher joined Portal in March 1997 as Vice President, Sales. From January 1996 to February 1997, Mr. Mosher served as Vice President of Sales for Software Emancipation, Inc., a software development and testing company. From May 1995 to November 1995, Mr. Mosher served as Vice President, National Sales at Watermark Software, Inc., an enterprise software company. From February 1991 to May 1995, Mr. Mosher served as Regional Vice President at Interleaf, Inc., a software tool company. From 1985 to 1991, Mr. Mosher held various senior sales management positions at Oracle Corporation.

   Michael E. Regan. Mr. Regan joined Portal in February 1999 as Vice President, Professional Services. From June 1998 to February 1999, Mr. Regan served as Vice President, Professional Services for Siebel Systems, Inc., a supplier of enterprise relationship management systems. From February 1988 to June 1998, Mr. Regan served as Vice President, Professional Services for Sybase, Inc.

   Steven R. Sommer. Mr. Sommer joined Portal in July 1997 as Vice President, Marketing and Business Development. From May 1993 to July 1997, Mr. Sommer served as Vice President, Worldwide Marketing and Enterprise Solutions for Informix Corporation, an enterprise database company. From February 1990 until April 1993, Mr. Sommer served as Vice President, Marketing for Cognos, Inc., an applications and tools development software company. Prior to February 1990, Mr. Sommer held various other marketing positions at Digital Equipment Corporation, Scitex America Corp., McKinsey & Company, Inc. and Procter and Gamble Company.

   Annette D. Surtees. Ms. Surtees joined Portal in August 1998 as Vice President, Human Resources. From February 1998 through July 1998, Ms. Surtees served as Director of Human Resources for VLSI Technology, Inc., an integrated circuit design and manufacturing company. From February 1997 to February 1998, Ms. Surtees was an independent consultant. From May 1988 until February 1997, Ms. Surtees held various human resources management positions at Seagate Technology, Inc., a data technology company, most recently as Vice President, Human Resources for Corporate, U.S. and European Operations.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

   Portal Software, Inc. Common Stock, par value $0.001, is traded on the NASDAQ National Market System under the symbol "PRSF." The price per share reflected in the table below represents the range of low and high closing sale prices for Portal's Common Stock as reported in the NASDAQ National Market System for the quarters indicated. Portal's common stock began publicly trading on May 6, 1999. All price amounts have been adjusted to reflect the two-for-one stock split effected on January 19, 2000.

                                                                 High     Low
                                                                ------- -------
   Fiscal 2000:
     Quarter ended July 31, 1999............................... $29.969 $13.875
     Quarter ended October 30, 1999............................ $36.500 $17.125
     Quarter ended January 31, 2000............................ $63.000 $29.313

   Portal has never paid cash dividends on its capital stock. Portal currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The closing sale price of Portal's Common Stock as reported in the NASDAQ National Market System on April 27, 2000 was $40.4375. The number of stockholders of record of Portal's Common Stock as of April 27, 2000 was 920.

   During fiscal year 2000, Portal issued unregistered securities to a limited number of persons as follows (all common stock amounts have been adjusted to reflect the three-for-one stock split effected in April 1999 and the two-for-one stock split effected in January 2000):

     (a) Portal issued and sold an aggregate of 752,100 shares of its Common Stock to employees and consultants for an aggregate purchase price of $275,750.63 pursuant to direct stock issuances and the exercise of options under its 1995 Stock Option/Stock Issuance Plan.

     (b) In April 1999, the Registrant issued and sold 682,200 shares of Series A Preferred Stock to an investor upon exercise of a warrant for an aggregate purchase price of $56,850.

     (c) In May 1999, the Registrant issued and sold a total of 6,760,368 shares of Common Stock to Cisco Systems, Inc. and Anderson Consulting LLP for an aggregate purchase price of $44,089,996.

     (d) In May 1999, Imperial Bank purchased 24,972 shares of common stock upon exercise of a warrant; the exercise price was paid pursuant to a net exercise provision which reduced the number of shares that would otherwise have been issued.

     (e) In October 1999, Comdisco, Inc. purchased 194,238 shares of common stock upon exercise of a warrant; the exercise price was paid pursuant to a net exercise provision which reduced the number of shares that would otherwise have been issued.

     (f) In November 1999, Lighthouse Capital Partners II, L.P. purchased 255,704 shares of common stock upon exercise of a warrant; the exercise price was paid pursuant to a net exercise provision which reduced the number of shares that would otherwise have been issued.

     (g) During May and June 1999, Portal issued as a bonus of two shares of common stock to each of the 418 persons who were employees on May 6, 1999.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and Portal believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, Regulation D promulgated thereunder or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with Portal or otherwise, to information about Portal.

Impact of Year 2000

   In late 1999, Portal completed the remediation and testing of its systems for Year 2000 readiness. As a result of those planning and implementation efforts, Portal experienced no known significant disruptions in mission critical information technology and non-information technology systems. Portal believes those systems successfully responded to the Year 2000 date change. Portal expensed approximately $345,000 during fiscal year 2000 in connection with remediating its systems. Portal does not currently anticipate any additional Year 2000 remediation expenses. Portal also believes its products successfully responded to the Year 2000 date change. Portal will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. Despite these efforts, there can be no assurance that Portal will not experience in the future litigation, system disruptions or additional expenses related to Year 2000 matters.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following table shows selected consolidated financial data for Portal Software, Inc. ("Portal") for the past five fiscal years. To better understand the data in the table, investors should also read the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Portal and the Notes to Consolidated Financial Statements. The basic and diluted net loss per share and the pro forma basic and diluted net loss per share computation excludes potential shares of common stock (options and common stock) subject to repurchase rights held by Portal, preferred stock and warrants, since their effect would be antidilutive. Pro forma net loss per share gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance. See Note 1 of Notes to Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share and pro forma basic and diluted net loss per share. This table has been restated to reflect the impact of a two-for-one stock split, which became effective on January 20, 2000. See
Note 6. The historical results are not necessarily indicative of results to be expected for any future period.

                                           Years Ended January 31,
                                   --------------------------------------------
                                    1996    1997     1998      1999      2000
                                   ------  -------  -------  --------  --------
                                   (in thousands, except per share amounts)
Consolidated Statement of
 Operations Data:
Revenues:
  License fees...................  $  --   $ 3,944  $ 6,892  $ 13,536  $ 67,049
  Services.......................   1,862    1,101    2,524    13,133    36,000
                                   ------  -------  -------  --------  --------
   Total revenues................   1,862    5,045    9,416    26,669   103,049
                                   ------  -------  -------  --------  --------
Costs and expenses:
  Cost of license fees...........      13       62      970       458     2,596
  Cost of services...............     267      518    2,152     9,425    22,808
  Research and development.......     517    2,527    5,628    11,252    26,090
  Sales and marketing............      44    2,371    5,436    14,112    43,671
  General and administrative.....   1,506    1,821    2,616     6,253    15,349
  Amortization of deferred stock
   compensation..................     --       --       --      2,297     8,235
                                   ------  -------  -------  --------  --------
   Total costs and expenses......   2,347    7,299   16,802    43,797   118,749
                                   ------  -------  -------  --------  --------
Loss from operations.............    (485)  (2,254)  (7,386)  (17,128)  (15,700)
Interest income (expense) and
 other income (expense), net.....     (50)     (20)    (201)      435     9,696
                                   ------  -------  -------  --------  --------
Loss before income taxes.........    (535)  (2,274)  (7,587)  (16,693)   (6,004)
Provision for income taxes.......     --       --       --       (715)   (1,616)
                                   ------  -------  -------  --------  --------
Net loss.........................  $ (535) $(2,274) $(7,587) $(17,408) $ (7,620)
                                   ======  =======  =======  ========  ========
Basic and diluted net loss per
 share...........................  $(0.08) $ (0.09) $ (0.18) $  (0.29) $  (0.06)
                                   ======  =======  =======  ========  ========
Shares used in computing basic
 and diluted net loss per share..   6,788   24,864   41,571    59,062   124,816
                                   ======  =======  =======  ========  ========
Pro forma basic and diluted net
 loss per share (unaudited)......                            $  (0.15) $  (0.05)
                                                             ========  ========
Shares used in computing pro
 forma basic and diluted net loss
 per share (unaudited)...........                             116,167   140,836
                                                             ========  ========

                                                  January 31,
                                    ------------------------------------------
                                     1996     1997    1998    1999      2000
                                    -------  ------  ------- -------  --------
                                                (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents.......... $   328  $1,540  $14,646 $11,809  $ 43,887
Short-term investments and
 restricted short-term
 investments.......................     --      --       --      --    157,402
Working capital (deficit)..........  (1,045)   (651)   6,581  (9,150)  178,717
Restricted long-term investments...     --      --       --      --      5,856
Total assets.......................     881   3,527   23,125  32,344   265,529
Long-term obligations, net of
 current portion...................      98     447    1,500   2,022     1,525
Stockholders' equity (net capital
 deficiency).......................    (651)    112    7,763  (6,551)  208,370

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   As more fully described below, this Form 10-K contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among others, those statements including the words "expects", "anticipates", "intends", "believes" and similar language. Portal's actual results could differ materially from those discussed in this Form 10-K. Factors that could cause or contribute to these differences include, but are not limited to, the risks discussed below and in the section below entitled "Risks Associated With Portal's Business and Future Operating Results".

Overview

   Portal develops, markets and supports real-time customer management and billing software, known as CM&B software, for providers of Internet-based services. Portal was incorporated in California in March 1994 as Portal Information Network, Inc. In December 1995, Portal Communications Company, a predecessor company that was founded in 1985, was merged with and into Portal Information Network, Inc. Portal Communications Company operated a proprietary, network-based on-line system, provided Internet access and hosted private label on-line services from its inception until 1996 when these services were discontinued and the individual customers were sold to Sprint Corporation. In October 1997, Portal Information Network, Inc. changed its name to Portal Software, Inc. In April 1999, Portal reincorporated in Delaware.

   In late 1993, Portal began focusing on developing and marketing real-time CM&B software for the Internet. The first generally available version of the product, named Infranet, was shipped in May 1996.

   Beginning with fiscal 1997, substantially all of Portal's revenues have come from the license of one product, Infranet, and from related services. Revenues consist of Infranet license, consulting, training, support and maintenance fees. License revenues are comprised of perpetual or multiyear license fees, which are primarily derived from contracts with corporate customers and resellers. Portal believes that future license revenues will be generated from three sources:

  .  license fees from new customers;

  .  license fees for new products to existing customers; and

  . growth in the subscriber base of its existing customers, which will lead to increased revenue from subscriber-based licenses.

   Revenue from license fees is recognized when a formal agreement exists or purchase order is received, delivery of the product has occurred, no significant Portal obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. For electronic delivery, the software is considered to have been delivered when Portal has provided the customer with the access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue from arrangements with customers that are not the ultimate users, such as resellers, is not recognized until the product is delivered to the end-user.

   Services revenues are primarily comprised of revenues from systems implementation or other consulting activities, maintenance agreements and training of customers and partners. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, all revenue under the arrangement is recognized using contract accounting over time based on the percentage of the software services that have been completed. When software services are not considered essential, the revenue related to the software services is recognized as the services are performed. Maintenance agreements provide for technical support and include the right to unspecified upgrades. Maintenance revenues are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically one year. Customer advances and billed amounts due from customers in excess of revenues recognized are recorded as deferred revenue.

   Portal's cost of license fees includes a royalty payment for third-party technology included in Infranet. Resellers' commissions are also included in cost of license fees when Portal is paid directly by a customer for a contract originated by a systems integrator. Agreements with some of the integrators require Portal to make a payment equal to a percentage of the license and maintenance revenues recognized. Portal did not incur any shipping, packaging or documentation costs, as its product was delivered electronically over the Internet.

   Cost of services consists primarily of headcount-related expenses, costs related to outside consultants, travel and overhead associated with delivering consulting and training and providing support to Portal's customers.

   Portal has a limited operating history as a software company. Portal incurred a net loss of $7.6 million for fiscal 1998, $17.4 million for fiscal 1999, and $7.6 million for fiscal 2000. As of January 31, 2000, Portal had an accumulated deficit of $35.6 million. Portal expects to increase its sales and marketing, product development and administrative expenses for the foreseeable future. As a result, Portal will need to generate significant revenues from licenses of Infranet to achieve and maintain operating profitability.

   Portal has generated a substantial portion of its historical Infranet revenues from approximately 190 customers through January 31, 2000. Portal has established a series of partnerships with hardware platform, software and service providers and systems integrators. Portal has derived, and anticipates that it will continue to derive, a substantial portion of its revenues from customers that have significant relationships with its market and platform partners.

Results of Operations

   The following table sets forth the results of operations for Portal expressed as a percentage of total revenues. These historical results are not necessarily indicative of results to be expected for any future period.

                                                   Years Ended January 31,
                                               -----------------------------
                                                1998       1999       2000
                                               -------    -------    -------
   Revenues:
     License fees.............................      73 %       51 %       65 %
     Services.................................      27         49         35
                                               -------    -------    -------
       Total revenues.........................     100        100        100
                                               -------    -------    -------
   Costs and expenses:
     Cost of license fees.....................      10          2          3
     Cost of services.........................      23         35         22
     Research and development.................      60         42         25
     Sales and marketing......................      58         53         42
     General and administrative...............      28         23         15
     Amortization of deferred stock
      compensation............................     --           8          8
                                               -------    -------    -------
       Total costs and expenses...............     179        163        115
                                               -------    -------    -------
   Loss from operations.......................     (79)       (63)       (15)
   Interest income (expense) and other income
    (expense), net............................      (2)         1          9
                                               -------    -------    -------
   Loss before income taxes...................     (81)       (62)        (6)
   Provision for income taxes.................     --          (3)        (1)
                                               -------    -------    -------
   Net loss...................................     (81)%      (65)%       (7)%
                                               =======    =======    =======

Years Ended January 31, 1999 and 2000

Revenues

   Total revenues were $103.0 million in fiscal 2000, an increase of approximately $76.4 million or 286% over fiscal 1999. License fees revenues increased as a percentage of total revenues in fiscal 2000 compared to fiscal 1999 primarily due to increased license sales as a result of the maturation of the Infranet product and the expansion of Portal's sales and marketing operations. In October 1999, Portal shipped Infranet 6.0, the most recent version of Portal's customer management and billing software. One customer accounted for 10% of total revenue for the year ended January 31, 2000. No individual customer accounted for more than 10% of total revenue for the year ended January 31, 1999.

   Portal's business strategy is to provide CM&B software that will meet the needs of different Internet service business models. Consequently, because of the number of different Internet service business models, Portal has received, and will continue to receive, requests from customers to provide special features that do not currently exist in its product but that Portal may agree to provide to the customer in the future. It is Portal's expectation that certain customers will continue to negotiate and require features that are not immediately available. Customization of special features may in the future result in the deferral of revenues until the features are delivered. As in historical periods, as Infranet matures, Portal expects that fewer orders will require features not yet available.

   License fees totaled $67.0 million in fiscal 2000, an increase of approximately $53.5 million or 395% over fiscal 1999. The increase in license fees was primarily due to continued expansion of marketing activities and growth in Portal's sales force as well as greater demand for and acceptance of Infranet.

   Services revenues were $36.0 million in fiscal 2000, an increase of approximately $22.9 million or 174% over fiscal 1999. The increase in services revenues resulted from the increase in support and maintenance service fees related to Portal's growing customer base and the renewal of maintenance and support contracts. In addition, increased demand for Portal's consulting and training services to meet the increasingly complex demands of Portal's customers contributed to this increase.

   The following table shows Portal's revenue by region:

                                              Years Ended January 31,
                                              -------------------------  Percent
                                                 1999          2000      Change
                                              -----------  ------------  -------
                                                   (in thousands)
   Geographical Revenues:
   North America............................. $    19,531  $     66,920    243%
   Percentage of total revenues..............          73%           65%

   International
   Europe....................................       4,406        28,659    550%
     Percentage of total revenues............          17%           28%
   Intercontinental..........................       2,732         7,470    173%
     Percentage of total revenues............          10%            7%
                                              -----------  ------------    ---
       Total international...................       7,138        36,129    406%
       Percentage of total revenues..........          27%           35%
                                              -----------  ------------    ---
       Total revenues........................ $    26,669  $    103,049    286%
                                              ===========  ============    ===

   North American revenues, which are defined by Portal as revenues from the United States and Canada, were $66.9 million in fiscal 2000, an increase of approximately $47.4 million or 243%, over fiscal 1999. The increase in North American revenues was primarily due to continued expansion in North American marketing activities and growth of Portal's sales force as well as greater acceptance of Infranet.

   International revenues for Europe and Intercontinental, which is defined by Portal as Asia-Pacific, Japan and Latin America, totaled $36.1 million in fiscal 2000, an increase of approximately $29.0 million or 406% over fiscal 1999. European revenues were $28.7 million in fiscal 2000, an increase of approximately $24.3 million or 550% over fiscal 1999. Intercontinental revenues were $7.5 million in fiscal 2000, an increase of approximately $4.7 million or 173% over fiscal 1999. The increase in international revenues was primarily due to the growth of Portal's direct sales force and increased marketing efforts worldwide including the establishment of a sales presence in France, Germany, Spain, Japan and Singapore during fiscal 2000, as well as the establishment of Portal's European headquarters in the United Kingdom in April 1999.

   International revenues represented 35% of total revenues in fiscal 2000, compared with approximately 27% in fiscal 1999. In fiscal 2000, revenues from Europe were 28% of total revenues and revenues from Intercontinental were 7% of total revenues.

Expenses

 Cost of License Fees

   Cost of license fees consists of resellers' commission payments to systems integrators and third-party royalty obligations. Cost of license fees was $2.6 million in fiscal 2000, an increase of approximately $2.1 million or 467% over fiscal 1999. The increase in cost of license fees is primarily due to increased license revenue and increased resellers' commissions resulting from Portal expanding its base of systems integrator partners. Gross margin for license fees was approximately 96% in fiscal 2000 compared to approximately 97% in fiscal 1999. For the years ended January 31, 2000 and 1999, Portal did not incur any shipping, packaging or documentation costs, as its product was delivered electronically over the Internet.

 Cost of Services

   Cost of services primarily consists of maintenance, consulting and training expenses. Cost of services was $22.8 million in fiscal 2000, an increase of approximately $13.4 million or 142% over fiscal 1999. The increase in cost of services is primarily due to an increase in the number of consulting and technical support personnel necessary to support both the expansion of Portal's installed base of customers and new implementations. Gross margin for services was approximately 37% in fiscal 2000 compared to approximately 28% in fiscal 1999. The increase in gross margin was primarily due to a decrease in the use of higher cost third-party personnel as a result of the hiring of additional consulting employees. Portal expects cost of services to increase substantially in the future as a result of increased demand for services.

 Research and Development Expenses

   Research and development expenses consist primarily of personnel and related costs for Portal's development and certain technical support efforts. Research and development expenses were $26.1 million in fiscal 2000, an increase of approximately $14.8 million or 132% over fiscal 1999. The increase was primarily due to an increase in the number of research and development personnel necessary to support both expanded functionality of Infranet and increases in Portal's quality assurance and product publications operations. Portal currently believes its investment in research and development will increase substantially in the future as Portal hires additional research and development employees. Portal has not capitalized any software development costs to date.

 Sales and Marketing Expenses

   Sales and marketing expenses consist of personnel and related costs for Portal's direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with Portal's recruitment of new, and maintenance of existing, strategic partnerships. Sales and marketing expenses were $43.7 million in fiscal 2000, an increase of approximately $29.6 million or 209% over fiscal 1999. The increase was due to a number of factors, including an increase in the number of sales and marketing personnel, the opening of new sales offices in the United States, Europe and Asia-Pacific, the establishment of a European headquarters in the United Kingdom, the costs of increasing sales capabilities in China and expenses incurred in connection with trade shows and additional marketing programs. Portal expects that sales and marketing expenses will increase substantially in the future as Portal hires additional sales and marketing personnel, increases spending on advertising and marketing programs and establishes sales offices in additional domestic and international locations.

 General and Administrative Expenses

   General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources and facilities as well as information system expenses not allocated to other departments. General and administrative expenses were $15.3 million in fiscal 2000, an increase of approximately $9.1 million or 145% over fiscal 1999. The increase was primarily due to a higher number of general and administrative personnel and to additional legal and accounting costs incurred in connection with business activities. Portal expects that general and administrative expenses will increase substantially in the future as Portal hires additional general and administrative personnel and continues to incur greater legal and accounting costs in connection with expanding business activities.

 Amortization of Deferred Stock Compensation

   Portal recorded deferred stock compensation of approximately $16.8 million in fiscal 1999, representing the difference between the exercise prices of options granted to acquire certain shares of common stock during fiscal 1999 and the deemed fair value for financial reporting purposes of Portal's common stock on their respective grant dates. Portal amortized deferred compensation expense of approximately $2.3 million and $8.2 million during the years ended January 31, 1999 and 2000. This compensation expense relates to options awarded to individuals in all operating expense categories. Total deferred compensation at January 31, 2000 of approximately $6.3 million is being amortized over the vesting periods of the options, which is generally 4 years, using a graded vesting method. The amortization of deferred compensation currently recorded is estimated to be $3.7 million in fiscal 2001, $1.9 million in fiscal 2002 and $0.7 million in fiscal 2003.

 Interest Income (Expense) and Other Income (Expense)

   Interest income (expense) includes interest and dividend income from cash, cash equivalents and short-term investments offset by interest on capital leases. Other income includes a $3.8 million one-time gain upon remeasurement of the liability related to the put option granted to Andersen Consulting LLC, which was settled upon the completion of Portal's initial public offering in May 1999. See Note 4. Interest income (expense) and other income was $9.7 million in fiscal 2000, an increase of approximately $9.3 million or 2,129% over fiscal 1999. The increase was primarily due to the one-time gain upon remeasurement of the put option and interest income from the investment of funds received upon completion of the initial public offering.

 Provision for Income Taxes

   The $1.6 million income tax provision for fiscal 2000 relates to foreign withholding taxes on revenue and tax on earnings generated from operations in certain foreign jurisdictions. Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. Based on the weight of available evidence, Portal has provided a valuation allowance against certain deferred tax assets. Management will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

   The $0.7 million income tax provision shown for fiscal 1999 is the result of alternative minimum taxes, foreign withholding taxes on revenue, and tax on earnings generated from operations in certain foreign jurisdictions.

Years Ended January 31, 1998 and 1999

Revenues

   Total revenues were $26.7 million in fiscal 1999, an increase of $17.3 million or 183% over fiscal 1998. In fiscal 1999, no individual customer accounted for 10% or more of total revenues, while one customer, CompuServe, in fiscal 1998 accounted for 47% of total revenues. In fiscal 1999, Portal's top ten customers accounted for approximately 37% of total revenues, while in fiscal 1998, the top ten customers accounted for 83% of total revenues.

   License fees declined as a percentage of total revenues in fiscal 1999 compared to fiscal 1998 primarily due to Portal signing several contracts in fiscal 1999 that could not be recognized under Portal's revenue recognition policy. The license fees on these contracts were deferred because features promised to the customer were not yet available as the functionality required by these customers was in the process of being developed, or the license fees were bundled with services considered essential to the functionality of the software being delivered. The percentage decline was also due to increased demand for Portal's services.

   License fees totaled $13.5 million in fiscal 1999, an increase of $6.6 million or 96% over fiscal 1998. The increase in license fees was primarily due to expanded marketing activities, growth in Portal's sales force and greater demand for and the acceptance of Infranet.

   Services revenues were $13.1 million in fiscal 1999, an increase of $10.6 million or 420% over fiscal 1998. The increase in services revenues resulted, in part, from the increase in support and maintenance service fees related to Portal's growing installed base, both in terms of directly supported sites as well as additional users, and the renewal of maintenance contracts. The increase also resulted from the timing of services revenue recognition, which typically begins prior to the recognition of license fees, particularly in the case of large customers that require integration with legacy systems. In addition, the increase in services revenues resulted from increased demand for Portal's consulting, maintenance and training services to meet the increasingly complex demands of Portal's customers.

   The following table shows Portal's revenue by region:

                                                         Years Ended
                                                         January 31,
                                                        ---------------  Percent
                                                         1998    1999    Change
                                                        ------  -------  -------
                                                        (in thousands)
   Geographical Revenues:
   North America....................................... $7,955  $19,531    146%
   Percentage of total revenues........................     85%      73%

   International
   Europe..............................................  1,072    4,406    311%
     Percentage of total revenues......................     11%      17%
   Intercontinental....................................    389    2,732    602%
     Percentage of total revenues......................      4%      10%
                                                        ------  -------    ---
       Total international.............................  1,461    7,138    389%
       Percentage of total revenues....................     15%      27%
                                                        ------  -------    ---
       Total revenues.................................. $9,416  $26,669    183%
                                                        ======  =======    ===

   North American revenues, which are defined by Portal as revenues from the United States and Canada, were $19.5 million in fiscal 1999, an increase of $11.6 million or 146%, over fiscal 1998. The increase in North American revenues was primarily due to expanded marketing activities, greater acceptance of Infranet and growth in Portal's sales force in the North American market.

   International revenues for Europe and Intercontinental, which are defined by Portal as Asia-Pacific, Japan and Latin America, totaled $7.1 million in fiscal 1999, an increase of $5.7 million or 389% over fiscal 1998. European revenues were $4.4 million in fiscal 1999, an increase of $3.3 million or 311% over fiscal 1998. Intercontinental revenues were $2.7 million in fiscal 1999, an increase of $2.3 million or 602% over fiscal 1998. The increase in international revenues was primarily due to growth in Portal's direct sales force and increased marketing efforts worldwide and the opening of an international sales office in Hong Kong.

   International revenues represented 27% of total revenues in fiscal 1999, compared with 15% in fiscal 1998. In fiscal 1999, revenues from Europe were 17% of total revenues and revenues from Intercontinental were 10% of total revenues.

Expenses

 Cost of License Fees

   Cost of license fees consists of resellers' commission payments to systems integrators and third-party royalty obligations. Cost of license fees was $0.5 million in fiscal 1999, a decrease of $0.5 million or 53% from fiscal 1998. Gross margin for license fees was approximately 97% in fiscal 1999 compared to approximately 86% in fiscal 1998. The increase in gross margin and the decrease in cost of license fees were primarily due to a substantial reseller commission paid to a systems integrator in fiscal 1998. Portal did not incur any shipping, packaging or documentation costs, as its product was delivered electronically over the Internet.

 Cost of Services

   Cost of services primarily consists of maintenance, consulting, and training expenses. Cost of services was $9.4 million in fiscal 1999, an increase of $7.3 million or 338% over fiscal 1998. The increase was primarily due to an increase in the number of consulting and technical support personnel necessary to support both the expansion of Portal's installed base of customers and new implementations. Gross margin for services was approximately 28% in fiscal 1999 compared to approximately 15% in fiscal 1998. The increase in gross margin for services was due primarily to increased availability and utilization of service personnel.

 Research and Development Expenses

   Research and development expenses consist primarily of personnel and related costs for Portal's development and certain technical support efforts. Research and development expenses were $11.3 million in fiscal 1999, an increase of $5.6 million or 100% over fiscal 1998. The increase was primarily due to an increase in the number of research and development personnel necessary to support both expanded functionality of Infranet and increases in Portal's quality assurance, technical support and technical publications operations.

 Sales and Marketing Expenses

   Sales and marketing expenses consist of personnel and related costs for Portal's direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with Portal's recruitment of new and maintenance of existing strategic partnerships. Sales and marketing expenses were $14.1 million in fiscal 1999, an increase of $8.7 million or 160% over fiscal 1998. The increase was primarily due to an increase in the number of sales and marketing personnel, the opening of new sales offices in the United States and Hong Kong, the costs of establishing sales capabilities in China and expenses incurred in connection with trade shows and additional marketing programs.

 General and Administrative Expenses

   General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources and facilities and information system expenses not allocated to other departments. General and administrative expenses were $6.3 million in fiscal 1999, an increase of $3.6 million or 139% over fiscal 1998. The increase was primarily due to an increase in the number of general and administrative personnel and to increased legal and accounting costs incurred in connection with business activities.

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments (including restricted investments) totaled $201.3 million at January 31, 2000, compared to a balance of $11.8 million at January 31, 1999.

   Portal generated $3.4 million in cash from operations in the year ended January 31, 2000, an increase of $6.7 million over the $3.3 million used in the year ended January 31, 1999. Net cash from operations in fiscal 2000 was primarily comprised of a $7.6 million loss, a $14.1 million increase in accounts receivable and a $1.6 million increase in prepaids and other current assets. This was offset by a $9.5 million increase in deferred revenue and a combined increase in accounts payable and accrued compensation of $11.0 million. Also, amortization of deferred stock compensation, which is included in the results of operations, but does not require the use of cash, amounted to $8.2 million for the year ended January 31, 2000 compared to $2.3 million for the year ended January 31, 1999.

   Portal has continued to make significant investments in equipment. During the year ended January 31, 2000, Portal purchased computer servers, workstations, networking equipment and other capital equipment amounting to approximately $15.2 million, primarily to further expand its product capability, and increase its internal network communication, product demonstration and service capability. Of this amount, $0.3 million was funded from Portal's equipment lease line facility.

   Portal has raised equity capital from outside investors to fund its operations. In fiscal 1998, Portal raised approximately $15.0 million from the sale of preferred stock and raised an additional $0.1 million from sales of common stock, primarily upon exercise of stock options by employees. In fiscal 1999, Portal raised $0.4 million from the exercise of warrants for preferred stock issued in connection with its capital lease line facility and its term loan, and raised an additional $0.4 million from sales of common stock, primarily upon exercise of stock options by employees. In the year ended January 31, 2000, Portal completed an initial public offering and concurrent private sales of stock to Cisco Systems, Inc. and Andersen Consulting LLC that collectively raised $102.4 million. Portal also completed a follow-on offering in October 1999, which raised approximately $106.0 million, net of underwriting commissions and estimated expenses. During the same period, Portal raised an additional $6.6 million from sales of common stock issued from Portal's employee stock purchase plan and upon the exercise of stock options by employees and warrants by third parties, net of repurchases.

   Historically, Portal has also used debt and leases to partially finance its operations and capital purchases. Portal has a $3.0 million capital lease line facility with an equipment lessor, which it established in fiscal 1998. The lease line has a term of 48 months and bears interest at a rate of 8.5% per annum. Separately, during the year ended January 31, 2000, Portal repaid an outstanding $3.0 million term loan with a finance company. The term loan was collateralized by substantially all of Portal's assets, with the exception of new equipment purchased using funds provided by the capital lease line facility. On April 15, 1999, Portal entered into a line of credit with a bank under which Portal may borrow up to $5.0 million. Amounts borrowed under this line of credit bear interest at a rate of the bank's prime rate plus 0.5% and mature on April 13, 2000. Portal had borrowed $1.0 million under the line of credit, which it used to repay the remaining $1.0 million installment of the term loan, which matured in April 1999. The outstanding balance on the line of credit was repaid in May 1999 from the proceeds of Portal's initial public offering. Portal also converted a customer deposit for prepaid services into a $1.1 million short-term liability in fiscal 1999. This liability bore interest at a rate of 10% per annum and was repaid in July 1999.

   The capital lease line facility comprised the entire amount of the debt obligations on Portal's balance sheet as of January 31, 2000. The capital lease line facility includes certain covenants requiring minimum liquidity, tangible net worth and profitability over time and becomes due immediately if Portal fails to meet these covenants. Portal is currently, and has always been, in compliance with these covenants.

   On April 12, 1999, Portal agreed to enter into a strategic alliance with Andersen Consulting LLC under which Andersen Consulting LLC agreed to provide services to Portal and the parties will expand their existing marketing alliance and work closely together to expand their customer service and marketing relationship. Under this agreement, Portal agreed to pay Andersen Consulting LLC for its services a minimum services fee in cash of $2.8 million and a cash settled put for 400,000 of the shares which were purchased by Andersen Consulting LLC in a private placement concurrent with Portal's initial public offering. This put guaranteed a closing value of $6.0 million at the end of the first day of trading. Because the closing value exceeded $6.0 million, Portal was not required to make any payment related to this put. The definitive agreement was entered into, and the $2.8 million payment was made, in March 2000. The resulting intangible will be amortized over a period of approximately four and one half years, the term of the alliance, beginning in April 2000.

   In the normal course of business, Portal enters into leases for new or expanded facilities in both domestic and international locations. During fiscal 2000, Portal entered into two leases for its worldwide headquarters that expire in December 2010. In connection with these leases, Portal issued two letters of credit totaling $5,250,000 in lieu of a security deposit for the facilities. See Note 5. In connection with all leases, Portal will make payments of approximately $9.6 million, $9.0 million, $9.2 million, $8.3 million, and $8.5 million in the years ending January 31, 2001, 2002, 2003, 2004 and 2005, respectively, and a total of $54.5 million thereafter until expiration of the leases.

   Portal's capital requirements depend on numerous factors, including market acceptance of Portal's products, the resources Portal devotes to developing, marketing, selling and supporting its products, the timing and extent of establishing international operations, and other factors. Portal expects to devote substantial capital resources to hire and expand its sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. Although Portal believes that its current cash balances and cash generated from operations will be sufficient to fund its operations for at least the next 12 months, Portal may require additional financing within this time frame. Additional funding, if needed, may not be available on terms acceptable to Portal, or at all.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. In June 1999, the FASB delayed implementation of FAS 133, so that implementation is now required for fiscal years beginning after June 15, 2000. As Portal does not currently engage in hedging activities, Portal expects that the adoption of FAS 133 will not have a material impact on its financial position or results of operations. Due to the delayed effective date, Portal will be required to implement FAS 133 for fiscal 2002.

   In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 97-2 and SOP 98-4 to extend the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Portal does not expect the final adoption of SOP 98-9 to have a material impact on its future revenues or results of operations.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. Portal believes that its revenue recognition policies are compliant with SAB 101.

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

 It is difficult to predict our business because we have a limited history operating as a provider of CM&B software

   The results of operations for the fiscal year ended January 31, 2000 contained in this report are not necessarily indicative of results for fiscal year ending January 31, 2001 or any other future period. Moreover, Portal has a relatively brief operating history as a provider of CM&B software and had no meaningful license revenue until 1996. Therefore, Portal will experience the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including those discussed in this report. Our business strategy may not prove successful, and we may not successfully address these risks.

 We have not achieved sustained profitability

   In order to be profitable, we must increase our revenues. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We incurred net losses of approximately $7.6 million for fiscal year 2000, $17.4 million for fiscal year 1999, $7.6 million for fiscal year 1998 and $2.3 million for fiscal year 1997. We had a slight net profit in the fourth quarter of fiscal year 2000. We did not achieve operating profitability in fiscal year 2000.

   In addition, we expect to significantly increase our sales and marketing, product development and administrative expenses. As a result, we will need to generate significant revenues from sales of Infranet to achieve and maintain profitability. We expect that we will face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition which would lower our gross margins and our profitability. Another factor that will lower our gross margins is any increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins. If we do achieve operating profitability, we cannot be certain that we can sustain or increase operating and net profitability on a quarterly or annual basis.

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

  . announcements of new versions of products that cause customers to postpone purchases of Portal's current products;

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

   We may also experience seasonality in our business. In many software companies, rate of growth of license fees revenues tends to decline between the fourth quarter of one year and the first quarter of the next year, due in part to the structure of sales compensation plans. If we experience such seasonality in the future, our rate of growth or absolute revenues could decline in the first quarter of a fiscal year compared to the preceding fourth quarter. In addition, the European operations of many companies experience some flatness in the summer months. Such seasonality may cause our results of operations to fluctuate or become more difficult to predict.

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

 It is difficult to predict the timing of individual orders because Infranet has a long and variable sales cycle

   To date, the sales cycle for Infranet generally has been three to nine months or more. The long sales and implementation cycles for Infranet may cause license revenues and operating results to vary significantly from period to period. Along with systems integrators and our other distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of Infranet. Even after purchase, our customers tend to deploy Infranet slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment, and the quantity of hardware and the degree of hardware configuration necessary to deploy Infranet.

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

   Significant technical challenges arise in our business because many of our customers purchase and implement Infranet in phases, deploy Infranet across a variety of computer hardware platforms and integrate it with a number of legacy systems, third-party software applications and programming tools. Implementation frequently involves participation by our professional services group, which has limited resources. Some customers may also require us to develop costly customized features or capabilities, which increase our costs and consume our limited customer service and support resources. Also, revenues we derive from our services business have a significantly lower margin than revenues derived from licensing Infranet. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support, our operating margins could be harmed.

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

 Our quarterly revenue is generated from a limited number of customers and our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer

   A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, two customers accounted for a total of 27% of total revenues for the quarter ended October 31, 1999 and one customer accounted for 10% of total revenue during the year ended January 31, 2000. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. We have initially targeted large ISPs, including on-line divisions of telecommunications carriers and other providers of Internet-based services, including the wireless divisions of telecommunications carriers. Some of the industries we have targeted are consolidating, which could reduce the number of potential customers available to us.

 Our business will suffer dramatically if we fail to successfully manage our growth

   Our ability to successfully offer Infranet and new products and services in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. Our business will suffer dramatically if we fail to effectively manage this growth. On April 5, 2000, we had 754 employees, compared to a total of 242 employees on January 31, 1999. We expect to continue to hire new employees at a rapid pace. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources and on our internal training capabilities. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. Although we have recently occupied one new building for our headquarters in Cupertino, California and have entered into a lease for another adjacent building, we expect that we will also have to continue to expand our facilities in California and other locations, and we may face difficulties and significant expenses identifying and moving into suitable office space.

 Our significant international operations and our planned expansion of our international operations make us much more susceptible to risks from international operations

   For the year ended January 31, 2000 and the year ended January 31, 1999, we derived approximately 35% and 27% of our revenue, respectively, from sales outside North America. As a result, we face risks from doing business on an international basis, including, among others:

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

   We currently have offices in a number of foreign locations including Australia, Canada, China, France, Germany, Hong Kong, Japan, Malaysia, Singapore, Spain and the United Kingdom and plan to establish additional facilities in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue. In addition, we have sold Infranet internationally for only a few years and we have limited experience in developing localized versions of Infranet and marketing and distributing them internationally.

   Further, our international revenues are currently denominated in U.S. dollars. Therefore, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets or collection of receivables more difficult. We do not currently engage in currency hedging activities.

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

   Despite investigation and testing by us and our partners, Infranet and the underlying systems and protocols running it may contain previously undetected errors or defects associated with Year 2000 or other date functions. Several customers, despite warnings regarding the use of non-Year 2000 certified versions of Infranet, have continued to use non-certified versions, and decline to upgrade to certified versions or implement maintenance fixes or bug releases made available to them. Portal integrates certain third party software into Infranet. These third party vendors may detect errors in their products after previously indicating that their products are Year 2000 compliant. Such revelations by our partners, have occurred in the past and may occur in the future; and these revelations have and could cause us to make changes in our products in response.

 In the past we have failed to release certain new products and upgrades on time.

   Future delays may result in:

  .  customer dissatisfaction;

  .  cancellation of orders and license agreements;

  .  negative publicity;

  .  loss of revenues;

  .  slower market acceptance; or

  .  legal action by customers against us.

Our business may be harmed if we are unable to develop, license or acquire new products or enhancements to Infranet on a timely and cost-effective basis, or if the market does not accept these products or enhancements.

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

 The markets in which we sell our product are highly competitive and we may not be able to compete effectively

   We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We face competition from providers of traditional CM&B software such as Amdocs (which has recently acquired Solect Technology) and the Kenan Systems division of Lucent; emerging providers of Internet-specific billing software, such as Belle Systems and Daleen Technologies, Inc.; and providers of Internet-based services that develop proprietary systems. We also compete with systems integrators and with internal MIS departments of larger telecommunications carriers. We are aware of numerous other major ISPs, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Infranet. We anticipate continued growth and competition in the on-line services and telecommunications industries and the entrance of new competitors into the CM&B software market, and that the market for our products and services will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may have not yet entered the market. Many of our current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than we do.

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

 Future regulation of the Internet may slow its growth, resulting in decreased demand for our products and services and increased costs of doing business

   Due to the increasing popularity and use of the Internet, it is possible that state and federal regulators could adopt laws and regulations that may impose additional burdens on those companies conducting business on-line. The growth and development of the market for Internet-based services may prompt calls for more stringent consumer protection laws or for imposition of additional taxes. The adoption of any additional laws or regulations may decrease the expansion of the Internet or impose additional burdens on those companies conducting business on-line. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business, or otherwise harm our business. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. Our costs could increase and our growth could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other on-line services.

 Our future success depends on our ability to attract and retain additional personnel, particularly qualified sales persons

   We intend to hire a significant number of additional sales, support, marketing, administrative and research and development personnel in fiscal year 2001 and beyond. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot continue to grow if we cannot attract qualified personnel. We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of our existing customers. Hiring qualified customer service and support personnel, as well as sales, marketing, administrative and research and development personnel, is very competitive in our industry, particularly in the San Francisco Bay Area, where Portal is headquartered, due to the limited number of people available with the necessary technical skills and understanding of the Internet. We may experience greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel in general, and on the services of John E. Little, our President and Chief Executive Officer, and David S. Labuda, our Chief Technology Officer, in particular. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will.

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

   In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which have often been unrelated to the operating performance of these companies or our company. Decreases in the trading prices of stocks of technology companies are often precipitous. For example, the price of Portal's stock dropped rapidly during the first quarter of fiscal year 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following discussion about Portal's risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described under the caption "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-- Risks Associated With Portal's Business And Future Operating Results."

Short-Term Investment Portfolio

   We do not hold derivative financial instruments in our short-term investment portfolio. Our short-term investments consist of instruments that meet high quality standards consistent with our investment policy. This policy dictates that we diversify our holdings and limit our short-term investments to a maximum of $5 million to any one issuer. Our policy also dictates that all short-term investments mature in 24 months or less.

   The following summarizes Portal's short-term investments and the related weighted average yields, as of January 31, 2000 (in thousands, except interest rates):

                                         Years Ending January 31,
                                        -----------------------------
                                          2001     2002    Thereafter  Total
                                        --------  -------  ---------- --------
   Cash Equivalents.................... $ 32,317  $   --       --     $ 32,317
     Weighted Average Yield............     4.73%     --       --         4.73%
   Investments.........................   90,748   66,654      --      157,402
     Weighted Average Yield............     5.91%    6.45%     --         6.13%
                                        --------  -------     ---     --------
   Total Portfolio..................... $123,065  $66,654      --     $189,719
     Weighted Average Yield............     5.60%    6.45%     --         5.90%

Impact of Foreign Currency Rate Changes

   During fiscal year 2000, most local currencies of our international subsidiaries weakened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. Portal believes that its exposure to currency exchange fluctuation risk has been insignificant primarily due to the denomination of our sales transactions in U.S. dollars. For the fiscal year ended January 31, 2000, there was an immaterial currency exchange impact from our intercompany transactions. As of January 31, 2000, we did not engage in foreign currency hedging activities.

   As a global concern, Portal anticipates that its sales outside the United States will increasingly be denominated in other currencies. In such event, Portal will face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on Portal's financial position and results of operations. In order to reduce the effect of foreign currency fluctuations, Portal may hedge its exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. The success of such activity will depend upon the estimation of future transactions denominated in various currencies. To the extent that these estimates are overstated or understated during periods of currency volatility, Portal could experience unanticipated currency gains or losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

   The following financial statements are filed as part of this report

                                                                          Page
                                                                          ----
   Report of Ernst & Young LLP, Independent Auditors.....................  39
   Consolidated Balance Sheets as of January 31, 1999 and 2000...........  40
   Consolidated Statements of Operations for the three years ended
    January 31, 2000.....................................................  41
   Consolidated Statement of Stockholders' Equity (Net Capital
    Deficiency) for the three years ended January 31, 2000...............  42
   Consolidated Statements of Cash Flows for the three years ended
    January 31, 2000.....................................................  43
   Notes to Consolidated Financial Statements............................  44

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Portal Software, Inc.

   We have audited the accompanying consolidated balance sheets of Portal Software, Inc. as of January 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of the management of Portal Software, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Portal Software, Inc. at January 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Palo Alto, California
February 16, 2000, except for paragraph 4 of Note 4, as to which the date is March 13, 2000

                             PORTAL SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                               January 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $ 11,809  $ 43,887
  Accounts receivable, net of allowance for doubtful
   accounts of $940 and $1,187 at January 31, 1999 and
   2000, respectively......................................   14,474    28,546
  Short-term investments...................................      --    152,090
  Restricted short-term investments........................      --      5,312
  Prepaids and other current assets........................    1,440     4,516
                                                            --------  --------
    Total current assets...................................   27,723   234,351
Property and equipment, net................................    4,417    18,785
Restricted long-term investments...........................      --      5,856
Other assets...............................................      204     6,537
                                                            --------  --------
                                                            $ 32,344  $265,529
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
                  (NET CAPITAL DEFICIENCY)
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $  2,567  $  7,655
  Accrued compensation.....................................    1,147     9,060
  Other accrued liabilities................................    5,214     5,282
  Current portion of long-term debt........................    4,122       --
  Current portion of capital lease obligations.............      479       780
  Deferred revenue.........................................   23,344    32,857
                                                            --------  --------
    Total current liabilities..............................   36,873    55,634
Long-term portion of capital lease obligations.............    2,022     1,525

Commitments

Stockholders' equity (net capital deficiency):
  Convertible preferred stock, no par value, issuable in
   series:
   29,700 shares authorized and 57,304 shares issued and
   outstanding at January 31, 1999; 5,000 shares
   authorized, $0.001 par value, none issued and
   outstanding at January 31, 2000.........................   18,482       --
  Common stock, $0.001 par value; 250,000 shares authorized
   at January 31, 2000; 78,367 and 158,927 shares issued
   and outstanding at January 31, 1999 and January 31,
   2000, respectively......................................      927       159
  Additional paid-in capital...............................   16,753   251,047
  Accumulated other comprehensive loss.....................      --       (639)
  Notes receivable from stockholders.......................     (318)     (259)
  Deferred stock compensation..............................  (14,456)   (6,379)
  Accumulated deficit......................................  (27,939)  (35,559)
                                                            --------  --------
    Stockholders' equity (net capital deficiency)..........   (6,551)  208,370
                                                            --------  --------
                                                            $ 32,344  $265,529
                                                            ========  ========

                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                    Years Ended January 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
Revenues:
  License fees...................................  $ 6,892  $ 13,536  $ 67,049
  Services.......................................    2,524    13,133    36,000
                                                   -------  --------  --------
    Total revenues...............................    9,416    26,669   103,049
                                                   -------  --------  --------
Costs and expenses:
  Cost of license fees...........................      970       458     2,596
  Cost of services...............................    2,152     9,425    22,808
  Research and development.......................    5,628    11,252    26,090
  Sales and marketing............................    5,436    14,112    43,671
  General and administrative.....................    2,616     6,253    15,349
  Amortization of deferred stock compensation....      --      2,297     8,235
                                                   -------  --------  --------
    Total costs and expenses.....................   16,802    43,797   118,749
                                                   -------  --------  --------
Loss from operations.............................   (7,386)  (17,128)  (15,700)
Interest income and other income (expense), net..       39       540     6,268
Gain on sale of investment.......................      --        311       --
One-time gain upon expiration of unexercised put
 option on common stock..........................      --        --      3,810
Interest expense.................................     (240)     (416)     (382)
                                                   -------  --------  --------
Loss before income taxes.........................   (7,587)  (16,693)   (6,004)
Provision for income taxes.......................      --       (715)   (1,616)
                                                   -------  --------  --------
Net loss.........................................  $(7,587) $(17,408) $ (7,620)
                                                   =======  ========  ========
Basic and diluted net loss per share.............  $ (0.18) $  (0.29) $  (0.06)
                                                   =======  ========  ========
Shares used in computing basic and diluted net
 loss per share..................................   41,571    59,062   124,816
                                                   =======  ========  ========


                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                      (in thousands, except share amounts)

                      Convertible                                         Accumulated     Notes
                    Preferred Stock         Common Stock      Additional     Other      Receivable    Deferred
                  ---------------------  -------------------   Paid-In   Comprehensive     from        Stock     Accumulated
                    Shares      Amount     Shares     Amount   Capital   Income (Loss) Stockholders Compensation   Deficit
                  -----------  --------  -----------  ------  ---------- ------------- ------------ ------------ -----------
Balances at
January 31,
1997............   36,423,180  $  3,035   59,330,232  $  41    $    --       $ --         $ (20)      $    --     $ (2,944)
Total
comprehensive
loss............                                                                                                    (7,587)
Payment received
on notes
receivable......          --        --           --     --          --         --            20            --          --
Issuance of
Series A
preferred stock
upon exercise of
warrants........      200,100        17          --     --          --         --           --             --          --
Issuance of
Series B
preferred stock
net of issuance
costs of $39....   19,999,998    14,961          --     --          --         --           --             --          --
Issuance of
common stock
upon exercise of
options, net of
repurchases.....          --        --    16,595,340    136         --         --           --             --          --
Issuance of
Series B
preferred stock
warrants in
connection with
long-term debt..          --        104          --     --          --         --           --             --          --
                  -----------  --------  -----------  -----    --------      -----        -----       --------    --------
Balances at
January 31,
1998............   56,623,278    18,117   75,925,572    177         --         --           --             --      (10,531)
Total
comprehensive
loss............                                                                                                   (17,408)
Issuance of
Series A
preferred stock
upon exercise of
warrants........      209,100        17          --     --          --         --           --             --          --
Issuance of
Series B
preferred
stock...........      471,996       348          --     --          --         --           --             --          --
Issuance of
common stock
upon exercise of
stock options,
net of
repurchases.....          --        --     2,403,792    749         --         --          (318)           --          --
Issuance of
common stock
upon exercise of
warrants                  --        --        37,722      1         --         --           --             --          --
Deferred stock
compensation....          --        --           --     --       16,753        --           --         (16,753)        --
Amortization of
deferred stock
compensation....          --        --           --     --          --         --           --           2,297         --
                  -----------  --------  -----------  -----    --------      -----        -----       --------    --------
Balances at
January 31,
1999............   57,304,374    18,482   78,367,086    927      16,753        --          (318)       (14,456)    (27,939)
Comprehensive
income (loss):
Net unrealized
loss on
investments.....                                                              (704)
Translation
adjustment and
other...........                                                                65
Net loss........                                                                                                    (7,620)
Total
comprehensive
loss............
Issuance of
Series A
preferred stock
upon exercise of
warrants........      682,200        58          --     --          --         --           --             --          --
Conversion of
preferred stock
to common stock
upon completion
of initial
public
offering........  (57,986,574)  (18,540)  57,986,574     29      18,511        --           --             --          --
Issuance of
common stock in
initial public
offering and
private
placement, net
of issuance
costs...........          --        --    15,961,198      8     102,360        --           --             --          --
Reincorporation
to Delaware.....          --        --           --    (888)        888        --           --             --          --
Issuance of
common stock in
secondary public
offering, net of
issuance costs..          --        --     5,900,000      3     105,959        --           --             --          --
Issuance of
common stock
upon exercise of
stock options,
net of
repurchases.....          --        --      (408,618)   --        3,258        --            59            --          --
Issuance of
common stock for
cash............          --        --       145,914    --          118        --           --             --          --
Issuance of
common stock
upon exercise of
warrants........          --        --       474,944    --          146        --           --             --          --
Issuance of
common stock
pursuant to
Employee Stock
Purchase Plan...          --        --       499,402    --        2,976        --           --             --          --
Impact of Stock
split...........          --        --           --      80         (80)       --           --             --          --
Deferred stock
compensation....          --        --           --     --          158        --           --            (158)        --
Amortization of
deferred stock
compensation....          --        --           --     --          --         --           --           8,235         --
Balances at
January 31,
2000............          --   $    --   158,926,500  $ 159    $251,047      $(639)       $(259)      $( 6,379)   $(35,559)
                  ===========  ========  ===========  =====    ========      =====        =====       ========    ========
                      Total
                  Stockholders'
                   Equity (Net
                     Capital
                   Deficiency)
                  -------------
Balances at
January 31,
1997............    $    112
Total
comprehensive
loss............      (7,587)
Payment received
on notes
receivable......          20
Issuance of
Series A
preferred stock
upon exercise of
warrants........          17
Issuance of
Series B
preferred stock
net of issuance
costs of $39....      14,961
Issuance of
common stock
upon exercise of
options, net of
repurchases.....         136
Issuance of
Series B
preferred stock
warrants in
connection with
long-term debt..         104
                  -------------
Balances at
January 31,
1998............       7,763
Total
comprehensive
loss............     (17,408)
Issuance of
Series A
preferred stock
upon exercise of
warrants........          17
Issuance of
Series B
preferred
stock...........         348
Issuance of
common stock
upon exercise of
stock options,
net of
repurchases.....         431
Issuance of
common stock
upon exercise of
warrants                   1
Deferred stock
compensation....         --
Amortization of
deferred stock
compensation....       2,297
                  -------------
Balances at
January 31,
1999............      (6,551)
Comprehensive
income (loss):
Net unrealized
loss on
investments.....        (704)
Translation
adjustment and
other...........          65
Net loss........      (7,620)
                  -------------
Total
comprehensive
loss............      (8,259)
                  -------------
Issuance of
Series A
preferred stock
upon exercise of
warrants........          58
Conversion of
preferred stock
to common stock
upon completion
of initial
public
offering........         --
Issuance of
common stock in
initial public
offering and
private
placement, net
of issuance
costs...........     102,368
Reincorporation
to Delaware.....         --
Issuance of
common stock in
secondary public
offering, net of
issuance costs..     105,962
Issuance of
common stock
upon exercise of
stock options,
net of
repurchases.....       3,317
Issuance of
common stock for
cash............         118
Issuance of
common stock
upon exercise of
warrants........         146
Issuance of
common stock
pursuant to
Employee Stock
Purchase Plan...       2,976
Impact of Stock
split...........         --
Deferred stock
compensation....         --
Amortization of
deferred stock
compensation....       8,235
Balances at
January 31,
2000............    $208,370
                  =============

                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Years Ended January 31,
                                                   ----------------------------
                                                    1998      1999      2000
                                                   -------  --------  ---------
OPERATING ACTIVITIES:
Net loss.........................................  $(7,587) $(17,408) $  (7,620)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization..................      525       940      1,939
  Amortization of deferred stock compensation....      --      2,297      8,235
  Remeasurement gain related to put option.......      --        --      (3,810)
  Changes in operating assets and liabilities:
   Accounts receivable, net......................   (4,966)   (8,777)   (14,072)
   Prepaids and other current assets.............      (52)   (1,340)    (1,585)
   Other assets..................................      (39)      (59)      (285)
   Accounts payable..............................    1,222     1,025      3,088
   Accrued compensation..........................      569       244      7,913
   Other accrued liabilities.....................      232     4,138         80
   Deferred revenue..............................    7,421    15,625      9,513
                                                   -------  --------  ---------
     Net cash provided by (used in) operating
      activities.................................   (2,675)   (3,315)     3,396
                                                   -------  --------  ---------
INVESTING ACTIVITIES:
Purchases of short-term investments..............      --        --    (201,433)
Maturity of short-term investments...............      --        --      42,851
Purchases of long-term investments...............      --        --      (5,948)
Maturity of long-term investments................      --        --          68
Purchases of property and equipment..............   (1,855)      --     (15,186)
Equity investments in private companies..........      --        --      (2,000)
                                                   -------  --------  ---------
     Net cash used in investing activities.......   (1,855)      --    (181,648)
                                                   -------  --------  ---------
FINANCING ACTIVITIES:
Payment received on stockholder notes
 receivable......................................       20       --         --
Proceeds from issuance of long-term debt.........    3,000       --         --
Repayment of long-term debt......................     (498)      --      (4,122)
Proceeds from line of credit.....................      --        --       1,000
Repayment of line of credit......................      --        --      (1,000)
Principal payments under capital lease
 obligations.....................................      --       (319)      (544)
Proceeds from issuance of common stock, net of
 repurchases and issuance cost...................      136       432    214,952
Proceeds from issuance of preferred stock........   14,978       365        --
                                                   -------  --------  ---------
     Net cash from financing activities..........   17,636       478    210,286
                                                   -------  --------  ---------
Effect of exchange rate on cash and cash
 equivalents.....................................      --        --          44
                                                   -------  --------  ---------
Net increase (decrease) in cash and cash
 equivalents.....................................   13,106    (2,837)    32,078
Cash and cash equivalents at beginning of year...    1,540    14,646     11,809
                                                   -------  --------  ---------
Cash and cash equivalents at end of year.........  $14,646  $ 11,809  $  43,887
                                                   =======  ========  =========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for interest.........  $    43  $    361  $     366
                                                   =======  ========  =========
  Income taxes paid..............................  $   --   $    215  $     553
                                                   =======  ========  =========
Supplemental disclosures of non-cash financing
 activity:
  Issuance of Series B preferred stock warrants
   in connection with long-term debt.............  $   104  $    --   $     --
                                                   =======  ========  =========
  Issuance of debt upon conversion of customer
   deposit included in deferred revenue..........  $   --   $  1,122  $     --
                                                   =======  ========  =========
  Equipment acquired under capital lease
   obligations...................................  $   --   $  2,820  $     337
                                                   =======  ========  =========
  Deferred stock compensation related to options
   granted.......................................  $   --   $ 16,753  $     158
                                                   =======  ========  =========
  Issuance of common stock for stockholder notes
   receivable....................................  $   --   $    318  $     --
                                                   =======  ========  =========

                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Significant Accounting Policies:

 Nature of Business and Basis of Presentation

   Portal Software, Inc. or Portal, formerly Portal Information Network, Inc., was incorporated in California in 1994 and reincorporated in Delaware in April 1999. Portal markets and supports real-time customer management and billing software, or CM&B software, for providers of Internet-based services. Portal's software is a comprehensive solution that is designed to meet the complex, mission-critical provisioning, accounting, reporting and marketing needs of providers of Internet-based services. Portal markets its products worldwide through a combination of a direct sales force and distribution partners. Substantially all of Portal's license revenues are derived from sales of its Infranet product.

   Portal has incurred operating losses to date and, at January 31, 2000, had an accumulated deficit of $35.6 million. Portal's activities have been primarily financed through private placements and public offerings of equity securities. Portal may need to raise additional capital through the issuance of debt or equity securities. Such financing may not be available on terms satisfactory to Portal, if at all.

 Principles of Consolidation

   The consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 Foreign Currency

   Portal considers the functional currency of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date, and revenue, costs and expenses are translated at average rates of exchange in effect during the year. Translation gains and losses are reported within accumulated other comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions were immaterial in all periods presented.

 Revenue Recognition

   License revenues are comprised of fees for multi-year or perpetual licenses, which are primarily derived from contracts with corporate customers and resellers. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Portal obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. For electronic delivery, the software is considered to have been delivered when Portal has provided the customer with the access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users (primarily resellers) is not recognized until the product is delivered to the end user.

   Services revenues are primarily comprised of revenue from systems integration or other consulting fees, maintenance agreements and training. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue related to the software services is recognized as the services are performed. Maintenance agreements provide technical support and include the right to unspecified upgrades on an if-and-when-available basis. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which is typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

                             PORTAL SOFTWARE, INC.

   In February 1998, Portal adopted Statement of Position 97-2 ("SOP 97-2"), as amended by SOP 98-4 and SOP 98-9, "Software Revenue Recognition." These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 98-9 amends SOP 97-2 and 98-4, extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Portal does not expect the final adoption of SOP 98-9 to have a material impact on its future revenues or results of operations.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. Portal believes that its revenue recognition policies are compliant with SAB 101.

 Research and Development

   Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on Portal's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by Portal between the completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, through January 31, 2000, Portal has charged all such costs to research and development expense in the period incurred.

 Concentration of Credit Risk

   Portal sells its software and services to customers consisting mainly of North American, European and Asia-Pacific Internet service providers and enhanced service developers. Portal performs ongoing credit evaluations of its customers and does not require collateral. Portal maintains an allowance for potential credit losses and such losses have been within management's expectations. During the years ended January 31, 1998, 1999 and 2000, Portal added approximately $50,000, $1.4 million and $1.0 million to its allowance for doubtful accounts. Write-offs of uncollectible accounts totaled $0.5 million and $0.8 million for the years ended January 31, 1999 and 2000, respectively (none for the year ended January 31, 1998).

   One customer accounted for 10% of total revenue during the year ended January 31, 2000. No individual customer accounted for greater than 10% of total revenue during fiscal 1999 and one customer accounted for 47% of Portal's total revenues in fiscal 1998.

 Segment Information

   Portal operates solely in one segment, the development and marketing of CM&B software. Portal's foreign offices consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network. Operating losses generated by the foreign operations of Portal and their corresponding identifiable assets were not material in any period presented. Portal's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as Portal's assets are primarily located in its corporate office in the United States and not allocated to any specific region, the Company does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues and gross margin.

                             PORTAL SOFTWARE, INC.

   Portal's export revenue represented 15%, 27% and 35% of total revenues in the years ending January 31, 1998, 1999 and 2000. All of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe and Asia-Pacific. Total export revenues for these years were $1.1 million, $4.4 million and $28.7 million to customers in Europe and $0.4 million, $2.7 million and $7.5 million to customers in the Asia-Pacific and Latin American regions.

 Fair Value of Financial Instruments

   The fair value of notes receivable is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. At January 31, 1999 and 2000, the carrying value of the notes receivable approximated their fair value.

   The fair value of short-term and long-term capital lease obligations is estimated based on current interest rates available to Portal for debt instruments with similar terms, degrees of risk, and remaining maturities. At January 31, 1999 and 2000, the carrying values of these obligations approximate their respective fair values.

 Advertising

   We expense advertising costs as incurred. Advertising expense for the years ended January 31, 1998, 1999 and 2000 was approximately $24,000, $0.2 million and $0.5 million, respectively.

 Cash, Cash Equivalents, Short-Term and Long-Term Investments

   Portal considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Through January 31, 1999, Portal maintained cash and cash equivalents in money market accounts with major financial institutions for which the carrying amount approximated its fair value. Upon completion of the initial public offering in May 1999 and secondary stock offering in October 1999 (see Note 6), Portal received additional cash which was available for investment. At January 31, 2000, cash equivalents and short-term investments consist primarily of commercial paper, money market funds and government securities. All short-term investments mature within 24 months.

   Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of the FASB's Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders' equity. Unrealized gains and losses were not material at January 31, 1998 and 1999. At January 31, 2000, unrealized losses were $703,000 due primarily to the effects of increasing interest rates on long-term securities. It is not expected that a significant amount of the unrealized loss will be realized. Debt and discount securities are adjusted for straight-line amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method.

   The following schedule summarizes the estimated fair value of Portal's cash, cash equivalents and short-term investments (in thousands):

                                                                  January 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
     Cash and cash equivalents:
       Cash.................................................... $ 4,359 $11,570
       Money market funds......................................   7,450  12,142
       Commercial paper........................................     --   14,977
       U.S. Government securities..............................     --    5,198
                                                                ------- -------
                                                                $11,809 $43,887
                                                                ======= =======

                             PORTAL SOFTWARE, INC.

   Short-term investments at January 31, 2000 (in thousands):

                                                      Gross Unrealized
                                                ------------------------------
                                                                             Fair
                                                  Cost      Gain    Loss     Value
                                                --------    ----   -----   --------
     Commercial paper.......................... $ 12,303    $ --   $  (4)   $12,299
     Corporate notes...........................   90,364      --    (571)    89,793
     Municipal bonds...........................   55,434      --    (124)    55,310
     Restricted investments....................   (5,312)     --      --     (5,312)
                                                --------    ----   -----    --------
                                                $152,789    $ --   $(699)   $152,090
                                                ========    ====    =====   ========

   The estimated fair value of cash, cash equivalents and short-term investments classified by date of maturity is as follows (in thousands):

                                                                 January 31,
                                                               ----------------
                                                                1999     2000
                                                               ------- --------
     Due within one year...................................... $11,809 $125,467
     Due within two years.....................................     --    75,822
     Restricted short-term investments........................     --    (5,312)
                                                               ------- --------
                                                               $11,809 $195,977
                                                               ======= ========

   In accordance with FAS 115, Portal classifies all non-restricted short-term investments as available-for-sale since these securities are available to support current operations. Restricted short-term investments represent collateral for a $950,000 letter of credit backing surety bonds required by a customer contract and for a $3 million letter of credit issued to Portal's landlord to guarantee payment of tenant improvements. On February 29 and October 31, 2000, the surety bonds of $750,000 and $200,000, respectively, will expire. On February 29, 2000, the guarantee for tenant improvements did expire. The restricted short-term investments are not available to support current operations and, consequently, are classified as held-to-maturity. As a result, unrealized gains and losses are not recorded. At January 31, 2000, amortized cost approximated fair value.

   Restricted long-term investments of $5,856,000 represent collateral for two letters of credit issued in lieu of security deposits for two new facility leases and consist of corporate bonds maturing over a period of one to three years. The two letters of credit for $2,250,000 and $3,000,000 are renewable annually until they expire on December 31, 2010. The restricted long-term investments are classified as held-to-maturity and, consequently, unrealized gains and losses are not recorded. At January 31, 2000, amortized cost approximated fair value.

   Realized gains and losses from sales of each type of security were immaterial for all periods presented.

 Depreciation and Amortization

   Depreciation on office and computer equipment and furniture is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or their estimated useful lives, typically five years.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

                             PORTAL SOFTWARE, INC.

 Net Loss Per Share

   Basic net loss per share and diluted net loss per share are presented in conformity with the FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. All share and per share amounts shown in this table have been restated to reflect a two-for-one stock split effective January 20, 2000.

   The following table presents the calculation of basic and diluted net loss per share for the three years ended January 31, 2000 (in thousands, except per share data):

                                                  Years ended January 31,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 --------  --------  --------
     Net loss................................... $ (7,587) $(17,408) $ (7,620)
                                                 ========  ========  ========
     Basic and diluted:
       Weighted-average shares of common stock
        outstanding.............................   68,174    77,804   133,000
       Less: Weighted-average shares subject to
        repurchase..............................  (26,603)  (18,742)   (8,184)
                                                 --------  --------  --------
     Weighted-average shares used in computing
      basic and diluted net loss per share......   41,571    59,062   124,816
                                                 ========  ========  ========
         Basic and diluted net loss per share... $  (0.18) $  (0.29) $  (0.06)
                                                 ========  ========  ========

   Portal has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share was 76,519,800, 80,371,692 and 20,679,540 for the years ended January 31, 1998,
1999 and 2000. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method. See Note 6 for further information on these securities.

 Stock-Based Compensation

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Portal has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its stock option plans. See the pro forma disclosures of applying FAS 123 included in Note 6.

 Comprehensive Income (Loss)

   Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss), which includes certain changes in equity of the company that are excluded from net loss. Specifically, FAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in other accumulated comprehensive income (loss). Comprehensive loss for the three years ended January 31, 2000 has been disclosed in the Statement of Stockholders' Equity (Net Capital Deficiency).

                             PORTAL SOFTWARE, INC.

 Recently Issued Accounting Standards

   In June 1998, the FASB issued "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133"). FAS 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. In June 1999, the FASB delayed implementation of FAS 133, so that implementation is now required for fiscal years beginning after June 15, 2000. As Portal does not currently engage in hedging activities, Portal expects that the adoption of FAS 133 will not have a material impact on its financial position or results of operations. Due to the delayed effective date, Portal will be required to implement FAS 133 for fiscal 2002.

(2) Property and Equipment

   Property and equipment is recorded at cost and consists of the following (in thousands):

                                                                  January 31,
                                                                 --------------
                                                                  1999   2000
                                                                 ------ -------
   Office and computer equipment................................ $4,970 $17,290
   Furniture and fixtures.......................................  1,237   2,217
   Leasehold improvements.......................................    348   3,584
                                                                 ------ -------
                                                                  6,555  23,091
   Less accumulated depreciation and amortization...............  2,138   4,306
                                                                 ------ -------
   Property and equipment, net.................................. $4,417 $18,785
                                                                 ====== =======

   Included in property and equipment at January 31, 1999 and 2000 were assets acquired under capital lease obligations with a cost of approximately $2.8 million and $3.0 million. Accumulated depreciation related to the assets acquired under capital lease totaled approximately $0.3 million and $1.1 million at January 31, 1999 and 2000.

(3) Long-Term Debt, Convertible Promissory Notes and Line of Credit

   In July 1997, Portal entered into a $3.0 million note payable agreement with a financial institution to finance working capital. The agreement was subsequently amended in February 1999 to change the installment payment dates. The note, bearing an interest rate at 10.75% per annum, was payable in three installments of $1.5 million, $0.5 million, and $1.0 million on February 19, 1999, March 31, 1999, and April 30, 1999 and was paid on schedule. In connection with the note, Portal issued warrants to the lender to purchase 130,098 shares of Series B preferred stock at an exercise price of $1.50 per share. As of April 30, 1999, the entire loan had been repaid.

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

                             PORTAL SOFTWARE, INC.

(4) Agreement with Andersen Consulting LLC

   On April 12, 1999, Portal agreed to enter into a strategic alliance with Andersen Consulting LLC under which Andersen Consulting LLC agreed to provide services to Portal and the parties agreed to expand their existing marketing alliance and work closely together to expand their customer service and marketing relationship. Under this arrangement, Andersen Consulting LLC agreed to purchase up to 800,000 shares of common stock from Portal in a private placement concurrent with Portal's initial public offering at the initial public offering price, less the underwriting discount.

   Under this agreement, Portal agreed to pay Andersen Consulting LLC for its services a minimum services fee in cash of $2.8 million and a cash settled put for 400,000 of the shares to be purchased by Andersen Consulting LLC. This put guaranteed a closing value of $6.0 million at the end of the first day of trading for 400,000 common shares sold to Andersen and required Portal to pay Andersen Consulting LLC in cash for any differences between the closing value of these shares and $6.0 million. Upon the date of the arrangement, Portal recorded the fair value of the put of approximately $3.8 million. The value of the put was determined using the Black-Scholes pricing model using a risk-free interest rate of 6.3%, an expected life of one month and a volatility factor of 100%.

   Upon completion of the initial public offering (see Note 6), the put option was settled. Based on the closing price of Portal's common stock at the end of the first day of trading, the net cash settlement of the put was computed at a value of zero. As a result, a gain upon remeasurement of the liability of $3.8 million was recorded as other income in the year ended January 31, 2000. At January 31, 2000, the initial fair value of the put, approximately $3.8 million, has been classified as a prepaid service asset, and allocated between current and long-term assets as appropriate.

   Upon signing of the definitive agreement in March 2000, the services fee of $2.8 million was paid and capitalized. The entire prepaid service asset of $6.6 million will be amortized on a straight-line basis over the term of the agreement of approximately four and one half years.

(5) Commitments

 Operating Leases

   Portal leases its office facilities and some property under various operating lease agreements. During fiscal 2000, Portal entered into two leases for its worldwide headquarters, which expire in December 2010. Rental expense for all operating leases was approximately $0.7 million, $1.6 million and $4.7 million for fiscal 1998, 1999 and 2000.

   Future minimum lease payments as of January 31, 2000 for all operating leases are as follows (in thousands):

   Year ending January 31,
     2001.............................................................. $ 9,634
     2002..............................................................   9,018
     2003..............................................................   9,226
     2004..............................................................   8,337
     2005..............................................................   8,484
     Thereafter........................................................  54,529
                                                                        -------
       Total minimum lease payments.................................... $99,228
                                                                        =======

                             PORTAL SOFTWARE, INC.

   In connection with the leases for its worldwide headquarters, Portal has issued two letters of credit as deposits for the facilities. The letters, in the amounts of $2,250,000 and $3,000,000, have terms that allow the reduction down to $1,100,000 and $1,450,000, respectively, if certain covenants regarding sales and cash flow are met. Both letters of credit renew yearly until expiration on 12/31/2010.

 Capital Lease Obligations

   Portal leases certain furniture, computers, and equipment under non-cancelable capital leases. Obligations under capital leases represent the present value of future non-cancelable rental payments under various lease agreements.

   Future minimum lease payments under capital leases are as follows (in thousands):

   Year ending January 31,
     2001............................................................... $  939
     2002...............................................................  1,006
     2003...............................................................    609
     2004...............................................................     23
                                                                         ------
       Total minimum payments...........................................  2,577
   Less amount representing interest....................................   (272)
                                                                         ------
   Present value of future payments.....................................  2,305
   Less current portion.................................................   (780)
                                                                         ------
   Long-term portion.................................................... $1,525
                                                                         ======

(6) Stockholders' Equity

 Reincorporation and Stock Splits

   During February 1999, Portal's board of directors authorized the reincorporation of Portal in the state of Delaware. This reincorporation was effective on April 29, 1999. Portal is authorized to issue 250,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of undesignated preferred stock, $0.001 par value. The board of directors will have the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock.

   In April 1999, Portal's board of directors approved a three-for-one split of Portal's common and preferred stock. The stock split took place on April 29, 1999. In December 1999, the board of directors approved a two-for-one split of Portal's common stock, which was effected by means of a stock dividend. This stock split dividend was paid on January 19, 2000. Concurrently with the stock dividend, Portal's outstanding stock options and stock option purchase plans were adjusted to reflect the two-for-one stock split. All share and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively to reflect these stock splits.

 Initial Public Offering

   On May 11, 1999, Portal completed an initial public offering of its common stock. All 9.2 million shares covered by Portal's Registration Statement on Form S-1, including shares covered by an over-allotment option that was exercised, were sold by Portal at a price of $7.00 per share, less an underwriting discount of $0.49 per share. In addition, on May 11, 1999, the Company issued 760,368 shares of common stock to Andersen Consulting LLC and
6.0 million shares of common stock to Cisco Systems, Inc. for $6.51 per share or an aggregate purchase price of approximately $44.0 million. Net proceeds to the Company from all shares sold were

                             PORTAL SOFTWARE, INC.

approximately $102.4 million. Upon the consummation of Portal's initial public offering on May 11, 1999, all of the then outstanding Series A preferred stock and Series B preferred stock automatically converted into common stock.

 Secondary Stock Offering

   In October 1999, Portal completed a secondary offering of 11.5 million shares of Portal common stock, including shares covered by an over-allotment option that was exercised. Of these shares, Portal offered 5.9 million primary shares and selling stockholders offered 5.6 million shares. Net proceeds to the Company were approximately $106.0 million after underwriting commissions and expenses.

 Convertible Preferred Stock

   A summary of convertible preferred stock as of January 31, 1999 is as follows:

                                                             January 31, 1999
                                                          ----------------------
                                                          Authorized Outstanding
                                                          ---------- -----------
     Series A............................................ 18,900,000 36,832,380
     Series B............................................ 10,800,000 20,471,994
                                                          ---------- ----------
                                                          29,700,000 57,304,374
                                                          ========== ==========

   At January 31, 1999, 29,700,000 shares of convertible preferred stock were authorized. In connection with the initial public offering in May 1999, all convertible preferred stock was converted to common stock. As of January 31, 2000, 5,000,000 shares of preferred stock were authorized and no shares were outstanding.

 Common Stock

   Portal has issued shares of common stock, which are subject to Portal's right to repurchase at the original issuance price upon the occurrence of certain events, as defined in the agreement relating to the sale of such stock. The repurchase rights lapse ratably over a period of one to four years from the date of issuance. At January 31, 1998 and 1999 and January 31, 2000, approximately 29,427,294, 13,021,692 and 5,627,966 shares were subject to repurchase. Of the shares subject to repurchase, 16,857,828, 11,894,022 and 5,501,240 shares were issued upon the exercise of options under the 1995 Stock Option/Issuance Plan.

   At January 31, 2000, common stock was reserved for issuance as follows:

     Exercise of outstanding stock options......................... 20,540,899
     Shares of common stock available for grant under the 1999
      Stock Incentive Plan.........................................  4,633,587
                                                                    ----------
       Total common stock reserved for issuance.................... 25,174,486
                                                                    ==========

 Warrants

   Warrants to purchase 62,724 shares of common stock for a price of $0.008 per share were issued in connection with bridge loan financing in December 1995. During the years ended January 31, 1999 and 2000, 37,722 and 25,002 shares were issued in connection with exercises of these warrants. The value ascribed to the warrants is immaterial for financial statement purposes. As of January 31, 2000, none of these warrants were outstanding.

                             PORTAL SOFTWARE, INC.

   Warrants to purchase 7,241,400 shares of Series A preferred stock at a price of $0.09 per share were issued in connection with the issuance of Series A preferred stock in March 1996. During the years ended January 31, 1997, 1998, 1999 and 2000, 6,150,000, 200,100, 209,100 and 682,200 shares were exercised. The value ascribed to these warrants is immaterial for financial statement purposes. As of January 31, 2000, none of these warrants were outstanding.

   Warrants to purchase 460,194 shares of Series B preferred stock for a price of $0.75 per share were issued in connection with the issuance of notes payable and the signing of capital lease agreements in July 1997. During the year ended January 31, 2000, these warrants were exercised on a net basis, resulting in the issuance of 449,942 shares of common stock. The warrants were appraised at the date of issuance and additional interest expense of $104,000 was recorded. This amount was deferred and is being amortized to interest expense over the term of the notes. During the years ended January 31, 1999 and 2000, $38,310 and $17,175 of the additional interest expense was amortized.

 Stock Options

   Upon the reincorporation of Portal on April 29, 1999, all options issued under the 1995 Stock Option/Stock Issuance Plan were assumed by the 1999 Stock Incentive Plan (the "Plan"). Under the Plan, the board of directors is authorized to grant incentive stock options or nonqualified stock options to employees, officers, and directors of Portal. The Plan allows for the grant of incentive stock options to employees and grant of nonstatutory stock options to eligible participants. The number of shares of common stock available for issuance under the Plan automatically increases on the first trading day of each fiscal year during the term of the Plan, beginning with fiscal 2001, by an amount equal to four percent (4%) of the shares of common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 10,500,000 shares.

   The option price of options granted under the Plan is not less than 100% or 85% of the fair value on the date of the grant as determined by the board of directors for incentive stock options and nonqualified stock options, respectively, except for incentive stock options granted to a person owning greater than 10% of the total voting power of Portal, for which the exercise price of the options must not be less than 110% of the fair value at the time of grant. Options granted prior to January 27, 1999 generally become exercisable upon grant subject to repurchase rights in favor of Portal until vested. Options granted after January 27, 1999 generally become exercisable only when vested. Options generally vest over a period of no more than five years. Options may be granted with different vesting terms at the discretion of the board of directors. Options are exercisable for a term of ten years after the date of grant except those incentive stock options granted to a person owning greater than 10% of the total voting power of stock of Portal, which are exercisable for a term of five years after the date of grant. If the optionee's employment by or service with Portal is terminated, the options cease to be exercisable after a specified period, generally three months (one year in the case of death or disability). In the event of a change in control in which options granted under the Plan are not assumed, the options will accelerate and vest in full and existing repurchase rights will lapse.

                             PORTAL SOFTWARE, INC.

   A summary of Portal's stock option activity under all Plans and related information follows:

                            January 31, 1998       January 31, 1999      January 31, 2000
                          ---------------------- --------------------- ---------------------
                                       Weighted-             Weighted-             Weighted-
                                        Average               Average               Average
                                       Exercise              Exercise              Exercise
                            Shares       Price     Shares      Price     Shares      Price
                          -----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning
 of year................    3,334,536    $0.01    1,783,368    $0.01   11,192,400   $ 0.77
Options granted.........   18,541,830    $0.01   13,782,000    $0.70   13,110,467   $13.25
Options exercised.......  (18,423,948)   $0.01   (4,072,968)   $0.22   (2,157,738)  $ 0.87
Options canceled........   (1,669,050)   $0.01     (300,000)   $0.64   (1,604,230)  $ 2.32
                          ===========            ==========            ==========   ======
Outstanding at end of
 year...................    1,783,368    $0.01   11,192,400    $0.77   20,540,899   $ 8.60
                          ===========            ==========            ==========   ======
Exercisable at end of
 year...................    1,783,368    $0.01   11,192,400    $0.77    7,929,314   $ 1.28
                          ===========            ==========            ==========   ======
Additional authorized
 shares.................          --       --           --       --    12,943,820      --
                          ===========            ==========            ==========   ======
Weighted-average fair
 value of options
 granted................                 $0.01                 $0.18                $ 9.03

   At January 31, 1998, 1999 and 2000, 16,857,828, 11,894,022 and 5,627,966
shares, which had been issued upon exercise of options, were subject to repurchase. At January 31, 1998, 1999 and 2000, options to acquire 100,386, 278,946 and 2,326,790 shares were vested but not exercised.

   Exercise prices for options outstanding as of January 31, 2000 and the weighted-average remaining contractual life are as follows:

                                    Options Outstanding            Options Exercisable
                            ------------------------------------ ------------------------
                                            Weighted-
                                             Average
                                Number      Remaining  Weighted-     Number     Weighted-
                            Outstanding at Contractual  Average  Outstanding at  Average
           Range of          January 31,       Life    Exercise   January 31,   Exercise
       Exercise Prices           2000       (In years)   Price        2000        Price
       ---------------      -------------- ----------- --------- -------------- ---------
   $0.00-0.66..............    2,821,902       8.3        0.28     2,821,902       0.28
    0.67-0.83..............    1,595,850       8.6        0.74     1,595,850       0.74
    1.33...................    3,009,564       8.8        1.33     3,009,564       1.33
    2.00...................      967,350       9.0        2.00       122,512       2.00
    5.00...................    4,903,520       9.1        5.00       253,188       5.00
    7.00...................    3,463,762       9.2        7.00        30,303       7.00
    19.50..................      374,802       9.5       19.50        19,646      19.50
    20.91-27.00............    1,834,602       9.6       24.77        66,725      25.15
    31.25-39.86............      673,280       9.8       38.64         9,624      38.92
    40.25-47.50............      896,267       9.8       46.08             0       0.00
                              ----------       ---       -----     ---------      -----
                              20,540,899       9.0        8.61     7,929,314       1.28
                              ==========       ===       =====     =========      =====

   During the year ended January 31, 1999, in connection with the grant of certain share options to employees, Portal recorded deferred stock compensation of $16.8 million representing the difference between the exercise price and the deemed fair value of Portal's common stock on the date such stock options were granted. Such amount is included as a reduction of stockholders' equity (net capital deficiency) and is being amortized by charges to operations on a graded vesting method. In fiscal 1999 and 2000, Portal recorded amortization of deferred stock compensation expense of approximately $2.3 million and $8.2 million. At January 31, 2000, Portal had a total of approximately $6.3 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The amortization expense relates to options awarded to employees in all operating expense categories. This amount has not been separately allocated to these categories.

                             PORTAL SOFTWARE, INC.

 1999 Employee Stock Purchase Plan

   In February 1999, the board of directors approved the adoption of Portal's 1999 Employee Stock Purchase Plan ("1999 Purchase Plan"). The stockholders approved this plan in April 1999. A total of 3,600,000 shares of common stock have been reserved for issuance under the 1999 Purchase Plan. The number of shares of common stock available for issuance under the 1999 Purchase Plan automatically increases on the first trading day of each fiscal year during the term of the 1999 Purchase Plan, beginning with fiscal 2001, by an amount equal to two percent (2%) of the shares of common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 4,000,000 shares. The 1999 Purchase Plan permits eligible employees to acquire shares of Portal's common stock through periodic payroll deductions of up to 15% of total compensation. No more than 2,500 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Portal's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period commenced on the effectiveness of the initial public offering and will end on the last business day of May 2001. A total of 499,402 shares were sold under the 1999 Purchase Plan during the year ended January 31, 2000 at a price of $5.95 per share.

 Accounting for Stock-Based Compensation

   As discussed in Note 1, Portal has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee and director stock-based awards because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB Opinion No. 25, Portal does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed.

   Prior to January 31, 1999, the fair value for these awards was estimated at the date of grant using the minimum value options pricing model. Subsequent to this date, Portal estimated fair value based on the Black-Scholes pricing model. These models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Portal's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of options granted was estimated using the following weighted-average assumptions:

                                                                    Year Ended
                                                                   January 31,
                                                                  ----------------
                                                                  1998  1999  2000
                                                                  ----  ----  ----
     Risk-free interest rate.....................................   6%    6%    6%
     Expected life (years).......................................   6     6     5
     Volatility..................................................  --    --    85%
     Dividend Yield..............................................   0%    0%    0%

                             PORTAL SOFTWARE, INC.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Portal's pro forma information follows (in thousands, except per share amounts):

                                                    Year Ended January 31,
                                                   ---------------------------
                                                    1998      1999      2000
                                                   -------  --------  --------
     Net loss:
       As reported................................ $(7,587) $(17,408) $ (7,620)
       Pro forma..................................  (7,607)  (17,861)  (39,406)

     Basic and diluted net loss per share:
       As reported................................ $ (0.18) $  (0.29) $  (0.06)
       Pro forma..................................   (0.18)    (0.30)    (0.32)

(7) Income Taxes

   Portal's provision for income taxes was approximately $0.7 million and $1.6 million for the years ended January 31, 1999 and 2000. No provision for income tax for 1998 has been recorded as Portal incurred a net operating loss for that period. The reconciliation of income tax expense (benefit) attributable to continuing operations computed at the U.S. federal statutory rates to income tax expense (benefit) for the fiscal years ended January 31, 1998, 1999 and 2000 is as follows (in thousands):

                                                    Years Ended January 31,
                                                    -------------------------
                                                     1998     1999     2000
                                                    -------  -------  -------
     Tax provision (benefit) at U.S. statutory
      rate......................................... $(2,579) $(5,676) $(2,041)
     Loss for which no tax benefit is currently
      recognizable.................................   2,579    5,676    2,881
     Alternative minimum tax.......................     --       500      --
     Foreign income and withholding taxes..........     --       215      776
                                                    -------  -------  -------
       Total....................................... $   --   $   715  $ 1,616
                                                    =======  =======  =======

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Significant components of Portal's deferred tax assets are as follows (in thousands):

                                                                January 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
     Deferred tax assets:
       Net operating loss carry-forwards.................... $    --   $  2,084
       Tax credit carry-forwards............................    1,053     4,041
       Deferred revenue.....................................    8,980    13,424
       Accruals and reserves not currently deductible.......    1,679     3,053
       Other, net...........................................      848     3,366
                                                             --------  --------
         Total deferred tax assets..........................   12,560    25,968
     Valuation allowance....................................  (12,560)  (25,968)
                                                             --------  --------
     Net deferred tax assets................................ $    --   $    --
                                                             ========  ========

   Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the deferred tax assets as of January 31, 1999 and 2000, has been established to reflect these uncertainties. The change in the valuation allowance was a

                             PORTAL SOFTWARE, INC.

net increase of approximately $8.2 million and $13.4 million for the years ended January 31, 1999 and 2000. Approximately $10.5 million of the valuation allowance for deferred tax assets is attributable to unbenefitted stock option deductions, the benefit of which will be credited to equity when realized.

   As of January 31, 2000, Portal's federal and state net operating loss carry-forwards for income tax purposes were approximately $5.6 million and $2.5 million, respectively. If not utilized, the federal net operating loss carry-forwards will begin to expire in 2013, and the state net operating loss carry-forwards will begin to expire in 2002.

   Portal had federal research and development tax credit carry-forwards of approximately $1.6 million, which will expire at various dates from 2012 through 2020, if not utilized. The Company also had state research and development credit carry-forwards of approximately $1.3 million with no expiration dates and manufacturer's investment credit carry-forwards of approximately $.2 million which will expire in 2007 and 2008, if not utilized. In addition, Portal had a foreign tax credit carry-forwards of approximately $1.0 million, which will expire in 2004 and 2005, if not utilized.

   Utilization of tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in expiration of tax credit carry-forwards before full utilization.

                             PORTAL SOFTWARE, INC.

(8) Quarterly Results of Operations (Unaudited)

   The following table presents Portal's operating results for each of the eight quarters in the period ended January 31, 2000. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of Portal and the financial statement footnotes appearing elsewhere in this Form 10K (in thousands).

                                                        Quarter Ended
                          -------------------------------------------------------------------------------------
                          April 30,  July 31,   Oct. 31,   Jan. 31,   April 30,  July 31,   Oct. 31,   Jan. 31,
                            1998       1998       1998       1999       1999       1999       1999       2000
                          ---------  --------   --------   --------   ---------  --------   --------   --------
Consolidated Statement
 of Operations Data:
Revenues:
  License fees..........   $ 2,185   $ 1,876    $ 3,817    $ 5,658     $ 9,064   $12,651    $18,076    $27,258
  Services..............     1,881     2,411      3,414      5,427       6,101     8,159      9,976     11,764
                           -------   -------    -------    -------     -------   -------    -------    -------
   Total revenues.......     4,066     4,287      7,231     11,085      15,165    20,810     28,052     39,022
                           -------   -------    -------    -------     -------   -------    -------    -------
Costs and expenses:
  Cost of license fees..        60        86        143        169         185       321        607      1,483
  Cost of services......     1,201     1,673      2,232      4,319       4,195     4,795      6,482      7,336
  Research and
   development..........     2,207     2,460      3,148      3,437       4,285     6,171      6,757      8,877
  Sales and marketing...     2,000     3,141      4,016      4,955       7,329     8,828     11,795     15,719
  General and
   administrative.......       714     1,273      1,439      2,827       2,235     2,919      3,845      6,350
  Amortization of
   deferred stock
   compensation.........        96       234        537      1,430       2,026     2,985      1,801      1,423
                           -------   -------    -------    -------     -------   -------    -------    -------
   Total costs and
    expenses............     6,278     8,867     11,515     17,137      20,255    26,019     31,287     41,188
                           -------   -------    -------    -------     -------   -------    -------    -------
Loss from operations....   $(2,212)  $(4,580)   $(4,284)   $(6,052)    $(5,090)  $(5,209)   $(3,235)   $(2,166)
                           =======   =======    =======    =======     =======   =======    =======    =======
As a Percentage of Total
 Revenues:
Revenues:
  License fees..........        54 %      44 %       53 %       51 %        60 %      61 %       64 %       70 %
  Services..............        46        56         47         49          40        39         36         30
                           -------   -------    -------    -------     -------   -------    -------    -------
   Total revenues.......       100       100        100        100         100       100        100        100
                           -------   -------    -------    -------     -------   -------    -------    -------
Costs and expenses:
  Cost of license fees..         1         2          2          2           1         2          2          4
  Cost of services......        30        39         31         39          28        23         23         19
  Research and
   development..........        54        57         43         31          28        30         24         23
  Sales and marketing...        49        73         56         45          49        42         42         40
  General and
   administrative.......        18        30         20         25          15        14         14         16
  Amortization of
   deferred stock
   compensation.........         2         6          7         13          13        14          7          4
                           -------   -------    -------    -------     -------   -------    -------    -------
   Total costs and
    expenses............       154       207        159        155         134       125        112        106
                           -------   -------    -------    -------     -------   -------    -------    -------
Loss from operations....       (54)%    (107)%      (59)%      (55)%       (34)%     (25)%      (12)%       (6)%
                           =======   =======    =======    =======     =======   =======    =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held July 26, 2000 (the "Proxy Statement"), to be filed with the Commission within 120 days after the end of the Registrant's fiscal year ended January 31, 2000. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this Report on Form 10-K.

   The information required by this item with respect to the information required under Item 405 of Regulation S-K is incorporated by reference to the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference to the information contained in the section captioned "Share Ownership by Principal Stockholders and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the information contained in the section captioned "Employment Agreements and Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Report on Form 10-K:

   1. Financial Statements. The Consolidated Financial Statements of Portal Software, Inc. and Report of Independent Auditors contained in this Report on Form 10-K are listed in the Index to Consolidated Financial Statements contained in Item 8 above:

                                                                        Pages
                                                                       Located
                                                                         in
                                                                      Form 10-K
                                                                      ---------
   Report of Independent Auditors....................................    39
   Consolidated Balance Sheets as of January 31, 1999 and 2000.......    40
   Consolidated Statements of Operations for the Three Years Ended
    January 31, 2000.................................................    41
   Consolidated Statement of Stockholders' Equity (Net Capital
    Deficiency) for the Three Years Ended January 31, 2000...........    42
   Consolidated Statements of Cash Flows for the Three Years Ended
    January 31, 2000.................................................    43
   Notes to Consolidated Financial Statements........................   44-58

   2. Financial Statement Schedules. None

   3. Exhibits Required by Item 601 of Regulation S-K. The management contracts and compensatory plans required to be filed as part of, or incorporated by reference into, this Report are: (i) 1999 Stock Incentive Plan, Exhibit 10.5; (ii) 1999 Employee Stock Purchase Plan, Exhibit 10.6;
(iii) 1995 Stock Option/Stock Issuance Plan and exhibits, Exhibit 10.4.

   (b) Reports on Form 8-K. The Company filed no Reports on Form 8-K during the quarter ended January 31, 2000.

   (c) Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

  3.1(1) Amended and Restated Certificate of Incorporation.

  3.2(1) Bylaws.

  4.1(1) Form of Registrant's Specimen Common Stock Certificate.

  4.2(1) Amended and Restated Investors' Rights Agreement, among the Registrant and the investors and founders named therein, dated January 29, 1998.

  4.3(1) Amendment No. 1 to the Amended and Restated Investors' Rights
          Agreement, dated March 3, 1998.

 10.1(1) Lease Agreement between Registrant and Stevens Creek Office Center
          Associates for office facilities at Stevens Creek Office Center,
          Cupertino, California, dated November 4, 1991, as amended.

 10.2(1) Lease Agreement between Registrant and Stevens Creek Office Center
          Associates for office facilities at 20833 Stevens Creek Boulevard,
          Cupertino, California, dated as of September 8, 1998.

 10.3(1) Loan and Security Agreement by and between Registrant and Lighthouse
          Capital Partners, L.P., dated as of July 24, 1997, as amended.

 10.4(1) Registrant's 1995 Stock Option/Stock Issuance Plan and exhibits.

 10.5(1) Registrant's 1999 Stock Incentive Plan.

 10.6(1) Registrant's 1999 Employee Stock Purchase Plan.

 10.7(1) Form of Directors' and Officers' Indemnification Agreement.

 10.8(1) Form of Registrant's Software License and Support Agreement.

 10.9(1)  Form of Registrant's Business Alliance Agreement.

 10.10(1) Stock Purchase Agreement with Cisco Systems, Inc., dated April 13,
           1999.

 10.11(1) Stock Purchase Agreement with Andersen Consulting LLP, dated April
           12, 1999.

 10.12(2) Loan Agreement and General Security Agreement between Portal
           Software, Inc. and Imperial Bank, dated April 15, 1999.

 10.13(1) Lease agreement dated June 25, 1999 by and between Registrant and TST
           Cupertino, L.L.C. for office facilities at Cupertino City Center V,
           10200 South De Anza Boulevard, Cupertino, California.

 10.14    Lease dated September 1999 between TST Torre, L.L.C. and Portal
           Software, Inc. for office facilities located at 10201 Torre Avenue, Cupertino, California.

 13.1(3)  Proxy for 2000 Annual Meeting of Stockholders.

 21.1     Subsidiaries of the Registrant.

 23.1     Consent of Ernst & Young LLP, Independent Auditors.

 27.1     Financial Data Schedule (In EDGAR format only).

--------
(1) Incorporated herein by reference from Registration Statement on Form S-1 (No. 333-72999).

(2) Incorporated herein by reference from Registration Statement on Form S-1 (No. 333-86183).

(3) To be filed with Securities and Exchange Commission not later than 120 days after the end of the period covered by this Report on Form 10-K.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized.

                                          PORTAL SOFTWARE, INC.

                                                   /s/ John E. Little
April 27, 2000                            By: _________________________________
                                                       John E. Little
                                              Chairman of the Board, President
                                                and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ John E. Little            Chairman of the Board and     April 27, 2000
____________________________________  Chief Executive Officer
           John E. Little             (Principal Executive
                                      Officer)

       /s/ Jack L. Acosta            Chief Financial Officer       April 27, 2000
____________________________________  (Principal Financial and
           Jack L. Acosta             Accounting Officer)

____________________________________ Director
      William T. Coleman, III

    /s/ Arthur C. Patterson          Director                      April 27, 2000
____________________________________
        Arthur C. Patterson

   /s/ David C. Peterschmidt         Director                      April 27, 2000
____________________________________
       David C. Peterschmidt

      /s/ Edward J. Zander           Director                      April 27, 2000
____________________________________
          Edward J. Zander

                                 EXHIBIT INDEX

 Exhibit
   No.    Description
 -------  -----------
  3.1(1)  Amended and Restated Certificate of Incorporation.
  3.2(1)  Bylaws.
  4.1(1)  Form of Registrant's Specimen Common Stock Certificate.
  4.2(1)  Amended and Restated Investors' Rights Agreement, among the
           Registrant and the investors and founders named therein, dated
           January 29, 1998.
  4.3(1)  Amendment No. 1 to the Amended and Restated Investors' Rights
           Agreement, dated March 3, 1998.
 10.1(1)  Lease Agreement between Registrant and Stevens Creek Office Center
           Associates for office facilities at Stevens Creek Office Center,
           Cupertino, California, dated November 4, 1991, as amended.
 10.2(1)  Lease Agreement between Registrant and Stevens Creek Office Center
           Associates for office facilities at 20833 Stevens Creek Boulevard,
           Cupertino, California, dated as of September 8, 1998.
 10.3(1)  Loan and Security Agreement by and between Registrant and Lighthouse
           Capital Partners, L.P., dated as of July 24, 1997, as amended.
 10.4(1)  Registrant's 1995 Stock Option/Stock Issuance Plan and exhibits.
 10.5(1)  Registrant's 1999 Stock Incentive Plan.
 10.6(1)  Registrant's 1999 Employee Stock Purchase Plan.
 10.7(1)  Form of Directors' and Officers' Indemnification Agreement.
 10.8(1)  Form of Registrant's Software License and Support Agreement.
 10.9(1)  Form of Registrant's Business Alliance Agreement.
 10.10(1) Stock Purchase Agreement with Cisco Systems, Inc., dated April 13,
           1999.
 10.11(1) Stock Purchase Agreement with Andersen Consulting LLP, dated April
           12, 1999.
 10.12(2) Loan Agreement and General Security Agreement between Portal
           Software, Inc. and Imperial Bank, dated April 15, 1999.
 10.13(1) Lease agreement dated June 25, 1999 by and between Registrant and TST
           Cupertino, L.L.C. for office facilities at Cupertino City Center V,
           10200 South De Anza Boulevard, Cupertino, California.
 10.14    Lease dated September 1999 between TST Torre, L.L.C. and Portal
           Software, Inc. for office facilities located at 10201 Torre Avenue,
           Cupertino, California.
 13.1(3)  Proxy for 2000 Annual Meeting of Stockholders.
 21.1     Subsidiaries of the Registrant.
 23.1     Consent of Ernst & Young LLP, Independent Auditors.
 27.1     Financial Data Schedule (In EDGAR format only).

--------

(1) Incorporated herein by reference from Registration Statement on Form S-1 (No. 333-72999).

(2) Incorporated herein by reference from Registration Statement on Form S-1 (No. 333-86183).

(3) To be filed with Securities and Exchange Commission not later than 120 days after the end of the period covered by this Report on Form 10-K.

   (b) Financial Statement Schedules

   Schedules not listed above have been omitted because the information required to be set therein is not applicable or is shown in the financial statements or notes thereto.