Form 10-Q
period 2000-04-30
PORTAL SOFTWARE INC
filed 2000-06-14
CIK 1080306

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended April 30, 2000

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

                         10200 South De Anza Boulevard
                          Cupertino, California 95014
                   (Address of Principal Executive Offices)

      Registrant's Telephone Number, Including Area Code: (408) 572-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No _____
                                              -----

On May 31, 2000 161,596,355 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                             PORTAL SOFTWARE, INC.
                                   FORM 10-Q

                         QUARTER ENDED APRIL 30, 2000


                                     INDEX

                                                                                                    Page
                                                                                                    ----
Part I:   Financial Information

     Item 1: Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at January 31, 2000 and April 30, 2000              3

             Condensed Consolidated Statements of Operations for the three months                      4
               ended April 30, 1999 and 2000

             Condensed Consolidated Statements of Cash Flows                                           5
               for the three months ended April 30, 1999 and 2000

             Notes to Condensed Consolidated Financial Statements                                      6

     Item 2: Management's Discussion and Analysis of                                                  12
               Financial Condition and Results of Operations

     Item 3: Quantitative and Qualitative Disclosures About Market Risk                               25

Part II:  Other Information

     Item 2: Changes in Securities and Use of Proceeds                                                27

     Item 6: Exhibits and Reports on Form 8-K                                                         28

Signature                                                                                             29

Exhibit Index                                                                                         30

ITEM 1: FINANCIAL STATEMENTS

                             PORTAL SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                   January 31,      April 30,
                                                                                   -----------      ---------
                                                                                      2000            2000
                                                                                      ----            ----
                                                                                                   (Unaudited)
Assets
Current assets:
   Cash and cash equivalents ..................................................       $  43,887    $  41,595
    Accounts receivable, net ..................................................          28,546       37,912
   Short-term investments .....................................................         152,090      153,923
   Restricted short-term investments ..........................................           5,312          299
   Prepaids and other current assets ..........................................           4,516        5,684
                                                                                      ---------    ---------
     Total current assets .....................................................         234,351      239,413
Property and equipment, net ...................................................          18,785       28,613
Restricted long-term investments ..............................................           5,856        6,452
Other assets ..................................................................           6,537        8,533
                                                                                      ---------    ---------
                                                                                      $ 265,529    $ 283,011
                                                                                      =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ...........................................................       $   7,655    $   5,285
   Accrued compensation .......................................................           9,060       14,473
   Other accrued liabilities ..................................................           5,282        7,716
   Current portion of capital lease obligations ...............................             780          833
   Deferred revenue ...........................................................          32,857       36,870
                                                                                      ---------    ---------
     Total current liabilities ................................................          55,634       65,177
Long-term portion of capital lease obligations ................................           1,525        1,292
Commitments....................................................................              --           --
Stockholders' equity (net capital deficiency):
    Common stock, $0.001 par value ............................................             159          161
   Additional paid-in capital .................................................         251,047      255,113
   Accumulated other comprehensive loss........................................            (639)        (791)
   Notes receivable from stockholders..........................................            (259)        (135)
   Deferred stock compensation.................................................          (6,379)      (5,324)
   Accumulated deficit.........................................................         (35,559)     (32,482)
                                                                                      ---------    ---------
     Stockholders' equity......................................................         208,370      216,542
                                                                                      ---------    ---------
                                                                                      $ 265,529    $ 283,011
                                                                                      =========    =========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             PORTAL SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                                                                   Three Months
                                                                                                  Ended April 30,
                                                                                                ------------------
                                                                                                1999          2000
                                                                                                ----          ----
Revenues:
   License fees ...........................................................................   $   9,064    $  35,374
   Services ...............................................................................       6,101       15,244
                                                                                              ---------    ---------
     Total revenues .......................................................................      15,165       50,618
                                                                                              ---------    ---------

Costs and expenses:
   Cost of license fees ...................................................................         185          637
   Cost of services .......................................................................       4,195       10,006
   Research and development ...............................................................       4,285       11,376
   Sales and marketing ....................................................................       7,329       20,303
   General and administrative .............................................................       2,235        6,605
   Amortization of deferred stock compensation ............................................       2,026        1,055
                                                                                              ---------    ---------
     Total costs and expenses .............................................................      20,255       49,982
                                                                                              ---------    ---------
Income (loss) from operations .............................................................      (5,090)         636
Interest and other income (expense), net ..................................................         (28)       3,015
                                                                                              ---------    ---------
Income (loss) before income taxes .........................................................      (5,118)       3,651
Provision for income taxes.................................................................        (416)        (574)
                                                                                              ---------    ---------
Net income (loss) .........................................................................   $  (5,534)   $   3,077
                                                                                              =========    =========

Basic net income (loss) per share .........................................................   $   (0.08)   $    0.02
                                                                                              =========    =========
Shares used in computing basic net income (loss) per share ................................      67,086      154,582
                                                                                              =========    =========
Diluted net income (loss) per share .......................................................   $   (0.08)   $    0.02
                                                                                              =========    =========
Shares used in computing diluted net income (loss) per share ..............................      67,086      172,753
                                                                                              =========    =========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             PORTAL SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                                   Three Months
                                                                                                  Ended April 30,
                                                                                                 ----------------
                                                                                                 1999        2000
                                                                                                 ----        ----
OPERATING ACTIVITIES:
  Net income (loss).........................................................................   $ (5,534)   $  3,077
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization...........................................................        371       1,502
    Amortization of deferred stock compensation.............................................      2,026       1,055
    Changes in operating assets and liabilities:
      Accounts receivable, net..............................................................        290      (9,366)
      Prepaids and other current assets.....................................................     (2,364)     (3,681)
      Other assets..........................................................................        459         (62)
      Accounts payable......................................................................      1,554        (347)
      Accrued compensation..................................................................      1,174       5,453
      Other accrued liabilities.............................................................       (986)      2,449
      Deferred revenue......................................................................      6,149       4,012
                                                                                               --------    --------
        Net cash provided by operating activities...........................................      3,139       4,092
                                                                                               --------    --------

INVESTING ACTIVITIES:
  Purchases of short-term investments.......................................................         --     (35,475)
  Maturity of short-term investments........................................................         --      38,993
  Purchases of long-term investments........................................................         --        (601)
  Maturity of long-term investments.........................................................         --          13
  Purchases of property and equipment.......................................................     (1,250)    (12,218)
  Equity investments........................................................................         --      (1,000)
                                                                                               --------    --------
        Net cash used in investing activities...............................................     (1,250)    (10,288)
                                                                                               --------    --------

FINANCING ACTIVITIES:
  Payments received on stockholder notes receivable.........................................         --         124
  Repayment of long-term debt...............................................................     (2,998)         --
  Proceeds from line of credit..............................................................      1,000          --
  Principal payments under capital lease obligations, net of proceeds.......................       (123)       (168)
  Proceeds from issuance of common stock, net of repurchases................................        308       4,068
  Proceeds from issuance of preferred stock.................................................         57          --
                                                                                               --------    --------
        Net cash provided by (used in) financing activities.................................     (1,756)      4,024
                                                                                               --------    --------
  Effect of exchange rate on cash and cash equivalents......................................         --        (120)
                                                                                               --------    --------
Net increase (decrease) in cash and cash equivalents........................................        133      (2,292)
Cash and cash equivalents at beginning of period............................................     11,809      43,887
                                                                                               --------    --------
Cash and cash equivalents at end of period..................................................   $ 11,942    $ 41,595
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

     The accompanying unaudited condensed consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at April 30, 2000 and the statement of operations and cash flows for the three months ended April 30, 1999 and 2000 are not audited. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2000 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal's Annual Report on Form 10-K for the year ended January 31, 2000 filed with the Securities and Exchange Commission on April 28, 2000.

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

   Concentration of Credit Risk

     Portal sells its software and services to customers consisting mainly of North American, European and Asia-Pacific Internet service providers and enhanced service developers. Portal performs ongoing credit evaluations of its customers and does not require collateral. Portal maintains an allowance for potential credit losses and such losses have been within management's expectations. One customer accounted for more than 15% of total revenues during the quarter ended April 30, 1999 and no individual customer accounted for more than 10% of revenues during the quarter ended April 30, 2000.

   Segment Information

     Portal operates solely in one segment, the development and marketing of CM&B software. Portal's foreign offices consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network. Operating losses generated by the foreign operations of Portal and their corresponding identifiable assets were not material in any period presented. Portal's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Portal does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as Portal's assets are primarily located in its corporate office in the United States and not allocated to any specific region, Portal does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues and gross margin.

     Portal's export revenue represented 31% and 37% of total revenues in the quarters ending April 30, 1999 and 2000. All of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe, Latin America and Asia-Pacific. Total export revenues for the quarters ending April 30, 1999 and 2000 were $3.9 million and $13.1 million to customers in Europe and $0.8 million and $5.8 million to customers in the Asia-Pacific and Latin American regions.

   Cash and Cash Equivalents

     Portal considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Through April 30, 2000, Portal maintained cash and cash equivalents in money market accounts with major financial institutions for which the carrying amount approximated its fair value. Upon completion of the initial public offering in May 1999 and secondary stock offering in October 1999, Portal received additional cash that was available for investment. At April 30, 2000, cash equivalents and short-term investments consist primarily of commercial paper, corporate notes, money market funds and government securities. All short-term investments mature within 24 months.

     Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of the FASB's Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders' equity. At April 30, 2000, unrealized losses were $791,000 due primarily to the effects of increasing interest rates on longer-term securities. It is not expected that a significant amount of the unrealized loss will be realized. Debt and discount securities are adjusted for straight-line amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method.

     The following schedule summarizes the estimated fair value of Portal's cash, cash equivalents and short-term investments (in thousands):

                                                                                        January 31,    April 30,
                                                                                        -----------    ---------
                                                                                          2000           2000
                                                                                          ----           ----
                                                                                                      (unaudited)
Cash and cash equivalents:
  Cash ............................................................................     $ 11,570       $  7,533
  Money market funds...............................................................       12,142         16,232
  Commercial paper.................................................................       14,977         16,932
  U.S. Government securities.......................................................        5,198            898
                                                                                        --------       --------
                                                                                        $ 43,887       $ 41,595
                                                                                        ========       ========

    Short-term investments at April 30, 2000 (in thousands, unaudited):

                                                                            Gross Unrealized
                                                                            ----------------
                                                          Cost            Gain            Loss       Fair Value
                                                          ----            ----            ----       ----------
Corporate notes.................................       $ 104,073       $      --       $   (632)     $ 103,441
Municipal bonds.................................          50,921              --           (140)        50,781
Restricted investments..........................            (299)             --             --           (299)
                                                       ----------      ---------       --------      ---------
                                                       $ 154,695       $      --       $   (772)     $ 153,923
                                                       ==========      =========       ========      =========

     The estimated fair value of cash, cash equivalents and short-term investments classified by date of maturity is as follows (in thousands):

                                                                                        January 31,    April 30,
                                                                                        -----------    ---------
                                                                                          2000           2000
                                                                                          ----           ----
                                                                                                      (unaudited)
Due within one year..............................................................       $ 125,467      $ 137,829
Due within two years.............................................................          75,822         57,988
Restricted short-term investments................................................          (5,312)          (299)
                                                                                        ---------      ---------
                                                                                        $ 195,977      $ 195,518
                                                                                        =========      =========

     Restricted short-term investments at April 30, 2000 represent collateral for a $200,000 surety bond required by a customer contract which expires on October 31, 2000. On February 29, 2000, a $3 million letter of credit issued to Portal's landlord to guarantee payment of tenant improvements and a $750,000 surety bond required by a customer contract expired. The restricted short-term investments are not available to support current operations and, consequently, are classified as held-to-maturity. As a result, and in accordance with FAS 115, unrealized gains and losses are not recorded. At April 30, 2000, amortized cost approximated fair value.

     Restricted long-term investments represent collateral for two letters of credit issued in lieu of security deposits for two new facility leases and consist of corporate bonds maturing over a period of one to three years. The two letters of credit for $2,250,000 and $3,000,000 are renewable annually until they expire on December 31, 2010. The restricted long-term investments are classified as held-to-maturity and, consequently, unrealized gains and losses are not recorded. At April 30, 2000, amortized cost approximated fair value.

     Realized gains and losses from sales of each type of security were immaterial for all periods presented.

   Other Assets

   Other assets consisted of the following:

                                                                      January 31,     April 30,
                                                                         2000           2000
                                                                         ----           ----
   (in thousands)                                                                    (Unaudited)
   Prepaid services - long term portion (see Note 3)..............    $  3,048       $  4,989
   Deposits and other.............................................       3,489          3,544
                                                                      --------       --------
                                                                      $  6,537       $  8,533
                                                                      ========       ========

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

   Net Income (Loss) Per Common Share

     Basic net income (loss) per share and diluted net income (loss) per share are presented in conformity with the FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net income (loss) per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted calculation also includes common equivalent shares.

     For the quarter ended April 30, 1999, Portal has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities were antidilutive.

   The following table presents the calculation of basic and diluted net income
(loss) per share (in thousands, except per share data; unaudited):

                                                                                        Three Months ended
                                                                                             April 30,
                                                                                             ---------
                                                                                         1999        2000
                                                                                         ----        ----
Basic:
Net income (loss)..................................................................     $  (5,534)  $   3,077
                                                                                        =========   =========
   Weighted-average shares of common stock outstanding.............................        78,588     159,951
   Less: Weighted-average shares subject to repurchase.............................       (11,502)     (5,369)
                                                                                        ---------   ---------
Weighted-average shares used in computing basic net income (loss) per share........        67,086     154,582
                                                                                        =========   =========
Basic net income (loss) per share..................................................     $   (0.08)  $    0.02
                                                                                        =========   =========

Diluted:
Net income (loss)..................................................................     $  (5,534)  $   3,077
                                                                                        =========   =========
    Shares used above..............................................................        67,086     154,582
    Common equivalent shares.......................................................            --      18,171
                                                                                        ---------   ---------
Shares used in computing diluted net income (loss) per share.......................        67,086     172,753
                                                                                        =========   =========
Diluted net income (loss) per share................................................     $   (0.08)  $    0.02
                                                                                        =========   =========

    Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in equity of the company that are excluded from net income (loss). Specifically, FAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in other accumulated comprehensive income (loss). Comprehensive income (loss) for the three months ended April 30, 1999 and 2000 is as follows:

                                                                          Three months ended April 30,
                                                                          ----------------------------
                                                                            1999                2000
                                                                            ----                ----
Net income (loss)................................................        $ (5,534)           $  3,077
Unrealized loss on marketable securities.........................             ---                 (68)
Change in cumulative translation adjustment......................               1                 (64)
                                                                         --------            --------
Comprehensive net income (loss)..................................        $ (5,533)           $  2,945
                                                                         ========            ========

(2)  Line of Credit

          On April 15, 1999, Portal entered into a line of credit with a bank under which Portal may borrow up to $5 million. Amounts borrowed under this line of credit bear interest at a rate of the bank's prime rate plus 0.5% and mature on April 13, 2000. On April 22, 1999, Portal borrowed $1.0 million under the line of credit to repay the final installment of the term loan that matured in April 1999. The entire balance on the line of credit was repaid in May 1999. The line of credit expired in April 2000 and was not renewed.

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

     Upon completion of the initial public offering, the put option was settled. Based on the closing price of Portal's common stock at the end of the first day of trading, the net cash settlement of the put was computed at a value of zero. As a result, a gain upon remeasurement of the liability of $3.8 million was recorded as other income in the year ended January 31, 2000 and the initial fair value of the put, approximately $3.8 million, was classified as a prepaid service asset.

     Upon signing of the definitive agreement in March 2000, the services fee of $2.8 million was paid and capitalized. The entire prepaid service asset of $6.6 million was allocated between current and long-term assets as appropriate and will be amortized on a straight-line basis over the term of the agreement of approximately four and one half years.

(4)  Income Taxes

     During the quarter ended April 30, 2000, Portal recognized tax expense of $0.6 million primarily related to tax on earnings generated from domestic and foreign operations. Due to Portal's positive earnings for the quarter, Portal reversed a portion of its valuation allowance against the previously established deferred tax assets for which realization is considered more likely than not. As of January 31, 2000, Portal's federal and state net operating loss carry-forwards, research and development tax credit carry-forwards and other credits totaled $7.2 million and $4.0 million, respectively.

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

     Portal has generated a substantial portion of its historical Infranet revenues from approximately 239 customers through April 30, 2000. Portal has established a series of partnerships with systems integrators and hardware platform, software and service providers. Portal has derived, and anticipates that it will continue to derive, a substantial portion of its revenues from customers that have significant relationships with its market and platform partners.

                             RESULTS OF OPERATIONS

     The following table sets forth the results of operations for the three months ended April 30, 1999 and 2000 expressed as a percentage of total revenues.

                                                                   Three Months
                                                                  Ended April 30,
                                                                  ---------------
                                                                  1999       2000
                                                                  ----       ----
Revenues:
     License fees............................................      59.8 %     69.9 %
     Services................................................      40.2       30.1
                                                                  -----      -----
          Total revenues.....................................     100.0      100.0
                                                                  -----      -----

Costs and expenses:
     Cost of license fees....................................       1.2        1.2
     Cost of services........................................      27.7       19.8
     Research and development................................      28.3       22.5
     Sales and marketing.....................................      48.3       40.1
     General and administrative..............................      14.7       13.0
     Amortization of deferred stock compensation.............      13.4        2.1
                                                                  -----      -----

          Total costs and expenses...........................     133.6       98.7
                                                                  -----      -----

Income (loss) from operations................................     (33.6)       1.3
Interest income (expense) and other income, net..............      (0.2)       5.9
                                                                  -----      -----
Income (loss) before income taxes............................     (33.8)       7.2
Provision for income taxes...................................      (2.7)      (1.1)
                                                                  -----      -----
Net income (loss)............................................     (36.5)       6.1
                                                                  =====      =====

                                   Revenues

     Total revenues were $50.6 million in the quarter ended April 30, 2000, an increase of approximately $35.5 million or 234% over the comparable period in 1999. License fees revenues increased as a percentage of total revenues in the quarter ended April 30, 2000 compared to the quarter ended April 30, 1999 primarily because license fees revenue growth exceeded service revenue growth. One customer accounted for more than 15% of total revenues during the quarter ended April 30, 1999 and no individual customer accounted for more than 10% of revenues during the quarter ended April 30, 2000. No other customers accounted for more than 10% of total revenue for the quarters ended April 30, 2000 and 1999.

     License fees totaled $35.4 million in the quarter ended April 30, 2000, an increase of approximately $26.3 million or 290% over the comparable period ended April 30, 1999. The increase in license fees was primarily due to expanded marketing activities, growth in Portal's sales force and greater demand for and the acceptance of Infranet.

     Services revenues were $15.2 million in the quarter ended April 30, 2000, an increase of approximately $9.1 million or 150% over the comparable period ended April 30, 1999. The increase in services revenues resulted, in part, from the increase in support and maintenance service fees related to Portal's growing customer base, both in terms of new directly supported sites and additional users at existing sites, and the renewal of maintenance contracts. In addition, the increase in services revenues resulted from increased demand for Portal's consulting, maintenance and training services to meet the increasingly complex demands of Portal's customers.

                                                                              Three Months
                                                                             Ended April 30,        Percent
                                                                             ---------------
(in thousands)                                                              1999         2000       Change
                                                                            ----         ----       ------
Geographical Revenues:
   North America..................................................         $ 10.5      $ 31.7           202%
        Percentage of total revenues..............................             69%         63%
   International
     Europe.......................................................            3.9        13.1           236%
        Percentage of total revenues..............................             26%         26%
     Intercontinental.............................................            0.8         5.8           625%
        Percentage of total revenues..............................              5%         11%
                                                                           ------      ------           ---
     Total international..........................................            4.7        18.9           302%
        Percentage of total revenues..............................             31%         37%
                                                                           ------      ------           ---
Total revenues....................................................         $ 15.2      $ 50.6           234%
                                                                           ======      ======           ===

     North American revenues, which are defined by Portal as revenues from the United States and Canada, were $31.7 million in the quarter ended April 30, 2000, an increase of approximately $21.2 million or 202%, over the comparable period ended April 30, 1999. The increase in North American revenues was primarily due to expanded marketing activities, greater acceptance of Infranet and growth in Portal's sales force in the North American market.

     International revenues for Europe and for Intercontinental, which is defined by Portal as Asia-Pacific, Japan and Latin America, totaled $18.9 million in the quarter ended April 30, 2000, an increase of approximately $14.2 million or 302% over the comparable period ended April 30, 1999. European revenues were $13.1 million in the quarter ended April 30, 2000, an increase of approximately $9.2 million or 236% over the comparable period ended April 30, 1999. Intercontinental revenues were $5.8 million in the quarter ended April 30, 2000, an increase of approximately $5.0 million or 625% over the comparable period ended April 30, 1999. The increase in international revenues was primarily due to growth in Portal's direct sales force and increased marketing efforts worldwide.

     International revenues represented 37% of total revenues in the quarter ended April 30, 2000, compared with approximately 31% in the comparable period ended April 30, 1999. In the quarter ended April 30, 2000, revenues from Europe were 26% of total revenues and revenues from Intercontinental were 11% of total revenues.

                                   Expenses

Cost of License Fees

     Cost of license fees consists of resellers' commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Infranet. Cost of license fees was $0.6 million in the quarter ended April 30, 2000, an increase of approximately $0.5 million or 244% from the comparable period ended April 30, 1999. The increase in cost of license fees is primarily due to increased license revenue and resellers' commissions resulting from Portal expanding its base of systems integrator partners. Gross margin for license fees was approximately 98% in both the quarter ended April 30, 1999 and in the quarter ended April 30, 2000. For the three months ended April 30, 1999 and 2000, Portal did not incur any shipping, packaging or documentation costs, as its product was delivered electronically over the Internet.

Cost of Services

     Cost of services primarily consists of maintenance, consulting and training expenses. Cost of services was $10.0 million in the quarter ended April 30, 2000, an increase of approximately $5.8 million or 139% over the comparable period ended April 30, 1999. The increase in cost of services is primarily due to an increase in the number of consulting and technical support personnel necessary to support both the expansion of Portal's installed base of customers and new implementations. Gross margin for services was approximately 34% in the quarter ended April 30, 2000 compared to approximately 31% in the comparable period ended April 30, 1999. Portal expects cost of services to increase substantially in the next few quarters as a result of increased demand for services.

Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs for Portal's development and technical support efforts. Research and development expenses were $11.4 million in the quarter ended April 30, 2000, an increase of approximately $7.1 million or 165% over the comparable period ended April 30, 1999. The increase was primarily due to an increase in the number of research and development personnel necessary to support both expanded functionality of Infranet and increases in Portal's quality assurance, technical support and technical publications operations. Portal currently believes its investment in research and development will increase substantially during the remainder of the fiscal year as Portal hires additional research and development employees. Portal has not capitalized any software development costs to date.

Sales and Marketing Expenses

     Sales and marketing expenses consist of personnel and related costs for Portal's direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with Portal's recruitment of new and maintenance of existing strategic partnerships. Sales and marketing expenses were $20.3 million in the quarter ended April 30, 2000, an increase of approximately $13.0 million or 177% over the comparable period ended April 30, 1999. The increase was due to a number of factors including an increase in the number of sales and marketing personnel, the opening of new sales offices in the United States, Europe and Asia-Pacific, and expenses incurred in connection with trade shows and additional marketing programs. Portal expects that sales and marketing expenses will increase substantially over the remainder of the fiscal year as Portal hires additional sales and marketing personnel, increases spending on advertising and marketing programs and establishes sales offices in additional domestic and international locations.

General and Administrative Expenses

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources and facilities as well as information system expenses not allocated to other departments. General and administrative expenses were $6.6 million in the quarter ended April 30, 2000, an increase of approximately $4.4 million or 196% over the comparable period ended April 30, 1999. The increase was primarily due to a higher number of general and administrative personnel and additional legal and accounting costs incurred in connection with business activities. Portal expects that general and administrative expenses will increase substantially over the current fiscal year as Portal hires additional general and administrative personnel, and continues to incur greater legal and accounting costs in connection with expanding business activities.

Amortization of Deferred Stock Compensation

     Portal recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999, representing the difference between the exercise prices of options granted to acquire certain shares of common stock during fiscal year 1999 and the deemed fair value for financial reporting purposes of Portal's common stock on their respective grant dates. Portal amortized deferred compensation expense of approximately $1.1 million during the quarter ended April 30, 2000. This compensation expense relates to options awarded to individuals in all operating expense categories. Total deferred compensation at April 30, 2000 of approximately $5.3 million is being amortized over the vesting periods of the options on a graded vesting method. Amortization of deferred compensation is estimated to be $3.7 million in fiscal year 2001, $1.9 million in fiscal year 2002 and $0.7 million in fiscal year 2003.

Provision for Income Taxes

     The $0.6 million income tax provision shown for this period is primarily the result of tax on earnings generated from domestic and foreign operations. Due to Portal's positive earnings for the quarter, Portal reversed a portion of its valuation allowance against the previously established deferred tax assets for which realization is considered more likely than not. Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. Based on the weight of available evidence, Portal has provided a valuation allowance against certain deferred tax assets. Portal will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

                        Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments (including restricted investments) totaled $195.8 million at April 30, 2000, compared to a balance of $201.3 million at January 31, 2000.

     Portal generated $4.1 million in cash from operations in the quarter ended April 30, 2000, an increase of $1.0 million over the $3.1 million generated in the quarter ended April 30, 1999. Net cash provided by operations in the quarter ended April 30, 2000 was primarily comprised of net income of $3.1 million, a $4.0 million increase in deferred revenue and an increase in accrued compensation of $5.5 million. Also, amortization of deferred stock compensation, which is included in the results of operations, but does not require the use of cash, amounted to $1.1 million for the quarter ended April 30, 2000. These increases were offset by a $9.4 million increase in accounts receivable and a $3.7 million increase in prepaids and other current assets.

     Portal has continued to make significant investments in equipment. During the quarter ended April 30, 2000, Portal purchased computer servers, workstations, networking equipment and other capital equipment amounting to approximately $12.2 million, primarily to further expand its product capability, and increase its internal network communication, product demonstration and service capability. None of the equipment was funded from Portal's equipment lease line facility.

     Portal has raised equity capital from outside investors to fund its operations. In fiscal 2000, Portal completed an initial public offering and concurrent private sales of stock to Cisco Systems, Inc. and Andersen

Consulting LLC that collectively raised $102.4 million. Portal also completed a follow-on offering in October 1999, which raised approximately $106.0 million, net of underwriting commissions and estimated expenses. During the same period, Portal raised an additional $6.6 million from sales of common stock issued from Portal's employee stock purchase plan and upon the exercise of stock options by employees and warrants by third parties, net of repurchases. During the quarter ended April 30, 2000, Portal raised an additional $4.1 million from sales of common stock issued from Portal's employee stock purchase plan and upon the exercise of stock options by employees, net of repurchases.

     Historically, Portal has also used debt and leases to partially finance its operations and capital purchases. Portal has a $3.0 million capital lease line facility with an equipment lessor, which it established in fiscal 1998. The lease line has a term of 48 months and bears interest at a rate of 8.5% per annum. The capital lease line facility comprised the entire amount of the debt obligations on Portal's balance sheet as of April 30, 2000. The capital lease line facility includes certain covenants requiring minimum liquidity, tangible net worth and profitability over time and becomes due immediately if Portal fails to meet these covenants. Portal is currently, and has always been, in compliance with these covenants.

     On April 12, 1999, Portal agreed to enter into a strategic alliance with Andersen Consulting LLC under which Andersen Consulting LLC agreed to provide services to Portal and the parties will expand their existing marketing alliance and work closely together to expand their customer service and marketing relationship. Under this agreement, Portal agreed to pay Andersen Consulting LLC for its services a minimum services fee in cash of $2.8 million and a cash settled put for 400,000 of the shares which were purchased by Andersen Consulting LLC in a private placement concurrent with Portal's initial public offering. This put guaranteed a closing value of $6.0 million at the end of the first day of trading. Because the closing value exceeded $6.0 million, Portal was not required to make any payment related to this put. The definitive agreement was entered into, and the $2.8 million payment was made in March 2000. The resulting intangible asset will be amortized over a period of approximately four and one half years, the term of the alliance, beginning in April 2000.

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

It is difficult to predict our business because we have a limited history operating as a provider of CM&B software

     The results of operations for the quarter ended April 30, 2000 contained in this report are not necessarily indicative of results for fiscal year ending January 31, 2001 or any other future period. Moreover, Portal has a relatively brief operating history as a provider of CM&B software and had no meaningful license revenue until 1996. Therefore, Portal will experience the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including those discussed in this report. Our business strategy may not prove successful, and we may not successfully address these risks.

We have not achieved sustained profitability

     In order to continue to be profitable, we must increase our revenues. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We incurred net losses of approximately $7.6 million for fiscal year 2000, $17.4 million for fiscal year 1999, $7.6 million for fiscal year 1998 and $2.3 million for fiscal year 1997. We had a slight net profit in the fourth quarter of fiscal year 2000 and we did achieve operating profitability in the quarter ending April 30, 2000.

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

Our quarterly operating results may fluctuate in future periods and we may fail to meet expectations

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below one or more of the expectations of public market analysts and investors, and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting change in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. Factors that could cause quarterly fluctuations include:

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

     We have difficulty predicting the volume and timing of orders. For example, substantially all of our future revenues will come from licenses of Infranet and related services, and the market for this product is in its early stages of development and is therefore unpredictable. In any given quarter, our sales have involved, and we expect will continue to involve, large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even a small number of large licenses of Infranet would reduce our revenues, which would adversely affect our quarterly financial performance. Also, we have often booked a large amount of our sales in the last month of the quarter and often in the last week of that month. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall substantially short of anticipated levels.

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

Our business depends on the commercial acceptance of Infranet, and it is uncertain to what extent the market will accept this product

     Our future growth depends on the commercial success of Infranet. Substantially all of our licensing revenues are derived from Infranet. Our business will be harmed if our target customers do not adopt and purchase Infranet. The market for Internet-based CM&B software is still in its early stages of development. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced versions of Infranet. We are not certain that our target customers will widely adopt and deploy Infranet as their CM&B solution. In the future we may not be successful in marketing Infranet or any new or enhanced products or services. Our future revenues will also depend on our customers licensing software for additional applications or for additional subscribers. Their failure to do so could harm our business.

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

     In addition, because we currently rely on indirect sales for a significant portion of our market opportunities, we may miss sales opportunities that are available through other sales distribution methods and other sources of leads, such as domestic and foreign resellers. In the future, we intend to augment our indirect sales distribution methods through additional third-party distribution arrangements. However, there is no guarantee that we will successfully augment these arrangements or that the expansion of indirect sales distribution methods will increase revenues. We may be at a serious competitive disadvantage if we fail to enhance these indirect sales channels.

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

     Many of these partners also work with competing software companies, and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our products versus the products of others. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms, or at all. Our agreements with these parties typically are in the form of nonexclusive joint marketing or reseller agreements that may be terminated by either party without cause or penalty and with limited notice. Therefore, there is no guarantee that any single party will continue to market our products. If these relationships fail, we will have to devote substantially more resources to the distribution, sales and marketing, implementation and support of Infranet than we would otherwise, and our efforts may not be as effective as those of our partners, either of which would harm our business.

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

Our business will suffer dramatically if we fail to successfully manage our growth

     Our ability to successfully offer Infranet and new products and services in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. Our business will suffer dramatically if we fail to effectively manage this growth. On April 30, 2000, we had 793 employees, compared to a total of 634 employees on January 31, 2000. We expect to continue to hire new employees at a rapid pace. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources and on our internal training capabilities. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. Although we have recently occupied one new building for our headquarters in Cupertino, California and have entered into a lease for another adjacent building, we expect that we will also have to continue to expand our facilities in California and other locations, and we may face difficulties and significant expenses identifying and moving into suitable office space.

Our significant international operations and our planned expansion of our international operations make us much more susceptible to risks from international operations

     For the quarters ended April 30, 1999 and 2000, we derived approximately 31% and 37% of our revenue, respectively, from sales outside North America. As a result, we face risks from doing business on an international basis, including, among others:

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

Our business will suffer if our software contains significant errors or our product development is delayed

     We face possible claims and higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the "mission critical" nature of Infranet, undetected errors are of particular concern. Complex software, such as ours, always contains undetected errors. The implementations of Infranet that we accomplish through our services division and with our partners typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. If our software contains significant undetected errors or we fail to meet our customers' expectations or project milestones in a timely manner we could experience:

     .  loss of or delay in revenues and loss of market share;

     .  loss of customers;

     .  failure to achieve market acceptance;

     .  diversion of development resources;

     .  injury to our reputation;

     .  increased service and warranty costs;

     .  legal actions by customers against us; and

     .  increased insurance costs.

     Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service-giving rise to the damages. However, these contractual limitations on liability may not be enforceable in certain jurisdictions and under certain circumstances, particularly if the damages relate to a Year 2000 problem, and we may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers' internal systems. A product liability claim, whether or not successful, could harm our business by increasing our costs, damaging our reputation and distracting our management.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about Portal's risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described under the caption "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- Risks Associated With Portal's Business And Future Operating Results."

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

     The following summarizes Portal's short-term investments and the related weighted average yields, as of April 30, 2000 (in thousands, except interest rates):

                                                           Year ending April 30,
                                                  ---------------------------------------
                                                    2001           2002        Thereafter      Total
                                                    ----           ----        ----------      -----
Cash Equivalents.......................           $  34,062      $      --            --       $  34,062
   Weighted Average Yield..............                5.91%            --            --            5.91%
Investments............................              96,234         57,988            --         154,222
   Weighted Average Yield..............                6.19%          6.62%           --            6.35%
                                                  ---------      ---------     ---------       ---------
Total Portfolio........................           $ 130,296      $  57,988            --       $ 188,284
   Weighted Average Yield..............                6.12%          6.62%           --            6.27%

Impact of Foreign Currency Rate Changes

     During fiscal year 2000, most local currencies of our international subsidiaries weakened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. Portal believes that its exposure to currency exchange fluctuation risk has been insignificant primarily due to the denomination of our sales transactions in U.S. dollars. For the quarter ended April 30, 2000, there was an immaterial currency exchange impact from our intercompany transactions. As of April 30, 2000, we did not engage in foreign currency hedging activities.

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

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d) Use of Proceeds from Sales of Registered Securities.

 On May 11, 1999, Portal completed an initial public offering of its Common Stock, $0.001 par value. The managing underwriters in the offering were Goldman, Sachs & Co., Credit Suisse First Boston, BancBoston Robertson Stephens and Hambrecht & Quist (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-72999) that was declared effective by the SEC on May 5, 1999. After deducting the underwriting discounts and offering expenses, Portal received net proceeds from the offering of approximately $58,642,000. None of Portal's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Portal or their associates, persons owning 10% or more of any class of equity securities of Portal, or an affiliate of Portal. Of the net proceeds, Portal has used approximately $26,154,000 for capital expenditures. Additionally, a portion of the net proceeds were used to repay long-term debt and line of credit obligations of $5,122,000 and capital lease obligations of $541,000. The remainder of the net proceeds is expected to be used for general corporate purposes, including working capital, capital expenditures and product development. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings; however, there are no current material agreements or commitments with respect to any such activities. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including Portal's future revenues and cash generated by operations and the other factors described under "Factors That May Affect Future Results". Accordingly, Portal retains broad discretion in the allocation of the net proceeds of the offering.

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


June 13, 2000                           PORTAL SOFTWARE, INC.


                                        By /s/ JACK L. ACOSTA
                                           ------------------------------
                                           Jack L. Acosta
                                           Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer)

                    EXHIBIT INDEX TO PORTAL SOFTWARE, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED APRIL 30, 2000


Exhibit Number                     Description
--------------                     -----------

27                                 Financial Data Schedule