Form 10-Q
period 2000-07-31
PORTAL SOFTWARE INC
filed 2000-09-13
CIK 1080306

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended July 31, 2000

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

                         10200 South De Anza Boulevard
                          Cupertino, California 95014
                          ---------------------------
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (408) 572-2000


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___
                                              ---


On August 31, 2000, 162,701,723 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                             PORTAL SOFTWARE, INC.
                                   FORM 10-Q

                          QUARTER ENDED JULY 31, 2000


                                     INDEX

                                                                                                               Page
                                                                                                               ----
Part I:    Financial Information

   Item 1: Financial Statements

       Condensed Consolidated Balance Sheets at January 31, 2000 and July 31, 2000                                3

       Condensed Consolidated Statements of Operations for the three and six months                               4
        ended July 31, 1999 and 2000

       Condensed Consolidated Statements of Cash Flows                                                            5
        for the six months ended July 31, 1999 and 2000

       Notes to Condensed Consolidated Financial Statements                                                       6

   Item 2: Management's Discussion and Analysis of                                                               12
           Financial Condition and Results of Operations

   Item 3: Quantitative and Qualitative Disclosures About Market Risk                                            28

Part II:   Other Information

   Item 2: Changes in Securities and Use of Proceeds                                                             29

   Item 4: Submission of Matters to a Vote of Security Holders                                                   30

   Item 6: Exhibits and Reports on Form 8-K                                                                      31

Signature                                                                                                        32

Exhibit Index                                                                                                    33

ITEM 1:  FINANCIAL STATEMENTS

                             PORTAL SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                                             January 31,           July 31,
                                                                                             -----------           --------
                                                                                                2000                 2000
                                                                                                ----                 ----
                                                                                                                 (Unaudited)
Assets
Current assets:
 Cash and cash equivalents..............................................................      $ 43,887             $ 31,148
 Accounts receivable, net...............................................................        28,546               46,843
 Short-term investments.................................................................       152,090              169,888
 Restricted short-term investments......................................................         5,312                  300
 Prepaids and other current assets......................................................         4,516                6,250
                                                                                              --------             --------
     Total current assets...............................................................       234,351              254,429
Property and equipment, net.............................................................        18,785               37,901
Restricted long-term investments........................................................         5,856                6,273
Other assets............................................................................         6,537               10,181
                                                                                              --------             --------
                                                                                              $265,529             $308,784
                                                                                              ========             ========
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable.......................................................................      $  7,655             $  5,576
 Accrued compensation...................................................................         9,060               21,234
 Other accrued liabilities..............................................................         5,282                8,540
 Current portion of capital lease obligations...........................................           780                  876
 Deferred revenue.......................................................................        32,857               36,903
                                                                                              --------             --------
     Total current liabilities..........................................................        55,634               73,129
Long-term portion of capital lease obligations..........................................         1,525                1,066
Commitments.............................................................................            --                   --
Stockholders' equity:
 Common stock, $0.001 par value.........................................................           159                  163
 Additional paid-in capital.............................................................       251,047              266,363
 Accumulated other comprehensive loss...................................................          (639)                (656)
 Notes receivable from stockholders.....................................................          (259)                (135)
 Deferred stock compensation............................................................        (6,379)              (4,313)
 Accumulated deficit....................................................................       (35,559)             (26,833)
                                                                                              --------             --------
     Stockholders' equity...............................................................       208,370              234,589
                                                                                              --------             --------
                                                                                              $265,529             $308,784
                                                                                              ========             ========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             PORTAL SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (in thousands, except per share amounts; unaudited)

                                                                             Three Months                      Six Months
                                                                            Ended July 31,                   Ended July 31,
                                                                            --------------                   --------------
                                                                         1999            2000            1999            2000
                                                                         ----            ----            ----            ----
Revenues:
 License fees.....................................................     $ 12,651        $ 44,246        $ 21,715        $ 79,620
 Services.........................................................        8,159          20,295          14,260          35,539
                                                                       --------        --------        --------        --------
  Total revenues..................................................       20,810          64,541          35,975         115,159
                                                                       --------        --------        --------        --------

Costs and expenses:
 Cost of license fees.............................................          321             625             506           1,262
 Cost of services.................................................        4,795          12,286           8,990          22,292
 Research and development.........................................        6,171          13,724          10,456          25,100
 Sales and marketing..............................................        8,828          25,449          16,157          45,752
 General and administrative.......................................        2,919           8,019           5,154          14,624
 Amortization of deferred stock compensation......................        2,985           1,011           5,011           2,066
                                                                       --------        --------        --------        --------
  Total costs and expenses........................................       26,019          61,114          46,274         111,096
                                                                       --------        --------        --------        --------
Income (loss) from operations.....................................       (5,209)          3,427         (10,299)          4,063
Interest and other income (expense), net..........................        1,023           3,187             995           6,202
One-time gain upon expiration of put option on common stock.......        3,810              --           3,810              --
                                                                       --------        --------        --------        --------
Income (loss) before income taxes.................................         (376)          6,614          (5,494)         10,265
Provision for income taxes........................................         (400)           (965)           (816)         (1,539)
                                                                       --------        --------        --------        --------
Net income (loss).................................................     $   (776)       $  5,649        $ (6,310)       $  8,726
                                                                       ========        ========        ========        ========
Basic net income (loss) per share.................................     $  (0.01)       $   0.04        $  (0.06)       $   0.06
                                                                       ========        ========        ========        ========
Shares used in computing basic net income (loss) per share........      133,808         157,255         100,447         155,919
                                                                       ========        ========        ========        ========
Diluted net income (loss) per share...............................     $  (0.01)       $   0.03        $  (0.06)       $   0.05
                                                                       ========        ========        ========        ========
Shares used in computing diluted net income (loss) per share......      133,808         173,867         100,447         173,310
                                                                       ========        ========        ========        ========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             PORTAL SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (in thousands; unaudited)

                                                                                                          Six Months
                                                                                                        Ended July 31,
                                                                                                        --------------
                                                                                                       1999       2000
                                                                                                       ----       ----
OPERATING ACTIVITIES:
 Net income (loss).............................................................................     $ (6,310)  $  8,726
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization................................................................        1,029      3,339
  Amortization of deferred stock compensation..................................................        5,011      2,066
  One-time gain upon expiration of put option on common stock..................................       (3,810)        --
  Changes in operating assets and liabilities:
   Accounts receivable, net....................................................................        1,769    (18,297)
   Prepaids and other current assets...........................................................       (1,921)    (2,346)
   Other assets................................................................................         (211)    (1,651)
   Accounts payable............................................................................        1,810        (42)
   Accrued compensation........................................................................        3,849     12,226
   Other accrued liabilities...................................................................          (90)     3,276
   Deferred revenue............................................................................        3,959      4,045
                                                                                                    --------   --------
    Net cash provided by operating activities..................................................        5,085     11,342
                                                                                                    --------   --------

INVESTING ACTIVITIES:
 Purchases of short-term investments...........................................................      (38,732)   (68,486)
 Maturity of short-term investments............................................................           --     56,223
 Purchases of long-term investments............................................................       (2,299)    (1,540)
 Maturity of long-term investments.............................................................           --      1,135
 Purchases of property and equipment...........................................................       (3,354)   (23,225)
 Purchase of equity investments................................................................           --     (3,000)
                                                                                                    --------   --------
       Net cash used in investing activities...................................................      (44,385)   (38,893)
                                                                                                    --------   --------

FINANCING ACTIVITIES:
 Payments received on stockholder notes receivable.............................................           --        124
 Repayment of long-term debt...................................................................       (4,122)        --
 Proceeds from line of credit..................................................................        1,000         --
 Repayment of line of credit...................................................................       (1,000)        --
 Principal payments under capital lease obligations, net of proceeds...........................         (239)      (352)
 Proceeds from issuance of common stock, net of repurchases and issuance costs.................      102,850     15,320
                                                                                                    --------   --------
    Net cash provided by financing activities..................................................       98,489     15,092
                                                                                                    --------   --------
 Effect of exchange rate on cash and cash equivalents..........................................           46       (280)
                                                                                                    --------   --------
Net increase (decrease) in cash and cash equivalents...........................................       59,235    (12,739)
Cash and cash equivalents at beginning of period...............................................       11,809     43,887
                                                                                                    --------   --------
Cash and cash equivalents at end of period.....................................................     $ 71,044   $ 31,148
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

  The accompanying unaudited condensed consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at July 31, 2000 and the statement of operations for the three and six months ended July 31, 2000 and cash flows for the six months ended July 31, 1999 and 2000 are not audited. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2000 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal's Annual Report on Form 10-K for the year ended January 31, 2000, filed with the Securities and Exchange Commission on April 28, 2000.

 Revenue Recognition

  License revenues are comprised of fees for multi-year or perpetual licenses, which are primarily derived from contracts with corporate customers and resellers. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Portal obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. For electronic delivery, the software is considered to have been delivered when Portal has provided the customer with the access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users (primarily resellers) is not recognized until evidence of sell through to an end user has been received.

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

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We will be required to adopt SAB 101 in our fiscal quarter beginning November 1, 2000. Portal believes that its revenue recognition policies are compliant with SAB 101.

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

  No individual customer accounted for more than 10% of total revenues during the three and six months ended July 31, 2000 and six months ended July 31, 1999. Two customers accounted for a total of 28% of total revenues during the three months ended July 31, 1999.

 Segment Information

  Portal operates solely in one segment, the development and marketing of CM&B software. Portal's foreign offices consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network. Operating losses generated by the foreign operations of Portal and their corresponding identifiable assets were not material in any period presented. Portal's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Portal does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as Portal's assets are primarily located in its corporate office in the United States and not allocated to any specific region, Portal does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

  Portal's export revenue represented 37% of total revenues in the three and six months ended July 31, 2000, compared with approximately 31% in the comparable periods ended July 31, 1999. All of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe, Latin America and Asia-Pacific. Total export revenues for the three months ended July 31, 1999 and 2000 were $4.7 million and $14.1 million to customers in Europe and $1.7 million and $10.0 million to customers in the Asia-Pacific and Latin America regions. Total export revenues for the six months ended July 31, 1999 and 2000 were $8.5 million and $27.2 million to customers in Europe and $2.5 million and $15.9 million to customers in the Asia-Pacific and Latin America regions.

 Cash and Cash Equivalents

  Portal considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Through July 31, 2000, Portal maintained cash and cash equivalents in money market accounts with major financial institutions for which the carrying amount approximated its fair value. Upon completion of the initial public offering in May 1999 and secondary stock offering in October 1999, Portal received additional cash that was available for investment. At July 31, 2000, cash equivalents and short-term investments consist primarily of commercial paper, corporate notes, money market funds and government securities. All short-term investments mature within 24 months.

  Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of the FASB's Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders' equity. At July 31, 2000, unrealized losses were $518,000 due primarily to the effects of increasing interest rates on longer-term securities. It is not expected that a significant amount of the unrealized loss will be realized. Debt and discount securities are adjusted for straight-line amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method.

  The following schedule summarizes the estimated fair value of Portal's cash, cash equivalents and short-term investments (in thousands):

                                                                                                January 31,   July 31,
                                                                                                -----------   --------
                                                                                                   2000         2000
                                                                                                   ----         ----
                                                                                                           (unaudited)
Cash and cash equivalents:
  Cash......................................................................................      $11,570     $ 5,564
  Money market funds........................................................................       12,142      21,788
  Commercial paper..........................................................................       14,977       3,796
  U.S. Government securities................................................................        5,198          --
                                                                                                  -------     -------
                                                                                                  $43,887     $31,148
                                                                                                  =======     =======

Short-term investments at July 31, 2000 (in thousands, unaudited):

                                                                                      Gross Unrealized
                                                                                      ----------------
                                                                       Cost         Gain         Loss       Fair Value
                                                                       ----         ----         ----       ----------
  Corporate notes........................................            $115,299      $   --       $(402)       $114,897
  U.S. Government securities.............................              54,317          --        (109)         54,208
  Commercial paper.......................................               1,090          --          (7)          1,083
  Restricted investments.................................                (300)         --          --            (300)
                                                                     --------      ------       -----        --------
                                                                     $170,406      $   --       $(518)       $169,888
                                                                     ========      ======       =====        ========

  The estimated fair value of cash, cash equivalents and short-term investments classified by date of maturity is as follows (in thousands):

                                                                                               January 31,     July 31,
                                                                                               -----------     --------
                                                                                                   2000          2000
                                                                                                   ----          ----
                                                                                                             (unaudited)
  Due within one year.......................................................................      $125,467     $152,617
  Due within two years......................................................................        75,822       48,719
  Restricted short-term investments.........................................................        (5,312)        (300)
                                                                                                  --------     --------
                                                                                                  $195,977     $201,036
                                                                                                  ========     ========

  Restricted short-term investments at July 31, 2000 represent collateral for a $200,000 surety bond required by a customer contract that expires on October 31, 2000. On February 29, 2000, a $3 million letter of credit issued to Portal's landlord to guarantee payment of tenant improvements and a $750,000 surety bond required by a customer contract expired. The restricted short-term investments are not available to support current operations and, consequently, are classified as held-to-maturity. As a result, and in accordance with FAS 115, unrealized gains and losses are not recorded. At July 31, 2000, amortized cost approximated fair value.


  Restricted long-term investments represent collateral for two letters of credit issued in lieu of security deposits for two new facility leases and consist of corporate bonds maturing over a period of one to three years. The two letters of credit for $2,250,000 and $3,000,000 are renewable annually until they expire on December 31, 2010. The restricted long-term investments are classified as held-to-maturity and, consequently, unrealized gains and losses are not recorded. At July 31, 2000, amortized cost approximated fair value.

  Realized gains and losses from sales of each type of security were immaterial for all periods presented.

 Other Assets

 Other assets consisted of the following:

                                                                              January 31,     July 31,
                                                                                  2000          2000
                                                                                  ----          ----
(in thousands)                                                                              (Unaudited)
  Prepaid services - long term portion (see Note 2).........................     $3,048        $ 4,615
  Deposits and other........................................................      3,489          5,566
                                                                                 ------        -------
                                                                                 $6,537        $10,181
                                                                                 ======        =======

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

 Net Income (Loss) Per Common Share

  Basic net income (loss) per share and diluted net income (loss) per share are presented in conformity with the FASB's Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net income (loss) per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted calculation also includes common equivalent shares, when dilutive.

  For the three and six months ended July 31, 1999, Portal has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities were antidilutive.

  The following table presents the calculation of basic and diluted net income
(loss) per share (in thousands, except per share data; unaudited):

                                                                   Three Months ended              Six Months ended
                                                                         July 31,                       July 31,
                                                                         --------                       --------
                                                                   1999           2000           1999            2000
                                                                   ----           ----           ----            ----
Basic:
Net income (loss)..........................................      $   (776)      $  5,649       $ (6,310)       $  8,726
                                                                 ========       ========       ========        ========
   Weighted-average shares of common stock outstanding.....       142,158        161,835        110,374         160,893
   Less: Weighted-average shares subject to repurchase.....        (8,350)        (4,580)        (9,927)         (4,974)
                                                                 --------       --------       --------        --------
Weighted-average shares used in computing basic net
   income (loss) per share.................................       133,808        157,255        100,447         155,919
                                                                 ========       ========       ========        ========
Basic net income (loss) per share..........................      $  (0.01)      $   0.04       $  (0.06)       $   0.06
                                                                 ========       ========       ========        ========

Diluted:
Net income (loss)..........................................      $   (776)      $  5,649       $ (6,310)       $  8,726
                                                                 ========       ========       ========        ========
   Shares used above.......................................       133,808        157,255        100,447         155,919
   Common equivalent shares................................            --         16,612             --          17,391
                                                                 --------       --------       --------        --------
Shares used in computing diluted net income (loss) per
 share.....................................................       133,808        173,867        100,447         173,310
                                                                 ========       ========       ========        ========
Diluted net income (loss) per share........................      $  (0.01)      $   0.03       $  (0.06)       $   0.05
                                                                 ========       ========       ========        ========

 Comprehensive Income (Loss)

  Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in equity of the company that are excluded from net income (loss). Specifically, FAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in accumulated other comprehensive income (loss). Comprehensive income (loss) for the six months ended July 31, 1999 and 2000 is as follows (in thousands; unaudited):

                                                                                                Six months ended
                                                                                                     July 31,
                                                                                                     --------
                                                                                                  1999      2000
                                                                                                  ----      ----
Net income (loss)............................................................................   $(6,310)   $8,726
Unrealized gain (loss) on marketable securities..............................................      (105)      185
Change in cumulative translation adjustment..................................................        39      (201)
                                                                                                -------    ------
Comprehensive net income (loss)..............................................................   $(6,376)   $8,710
                                                                                                =======    ======

(2)  Agreement with Andersen Consulting LLC

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

  Upon signing of the definitive agreement in March 2000, the services fee of $2.8 million was paid and capitalized. The entire prepaid service asset of $6.6 million was allocated between current and long-term assets as appropriate and is being amortized on a straight-line basis over the term of the agreement of approximately four and one half years.

(3)  Income Taxes

  During the three and six months ended July 31, 2000, Portal recognized tax expense of $1.0 and $1.5 million, respectively, primarily related to tax on earnings generated from domestic and foreign operations. Due to Portal's positive earnings for the three and six-month periods, Portal reversed a portion of its valuation allowance against the previously established deferred tax assets for which realization is considered more likely than not. The effective tax rate for the three and six months ended July 31, 2000 is based on earnings estimates, which if revised, could result in an increased future effective tax rate.

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

  Portal has generated a substantial portion of its historical Infranet revenues from approximately 319 customers through July 31, 2000. Portal has established a series of relationships with systems integrators and hardware platform, software and service providers. Portal has derived, and anticipates that it will continue to derive, a substantial portion of its revenues from customers that have significant relationships with its market and platform partners.

                             RESULTS OF OPERATIONS

  The following table sets forth the results of operations for the three and six months ended July 31, 1999 and 2000 expressed as a percentage of total revenues.

                                                                               Three Months             Six Months
                                                                              Ended July 31,          Ended July 31,
                                                                              --------------          --------------
                                                                             1999        2000        1999        2000
                                                                             ----        ----       -----        ----
Revenues:
  License fees.........................................................        61 %        69 %        60 %        69 %
  Services.............................................................        39          31          40          31
                                                                             ----        ----       -----        ----
     Total revenues....................................................       100         100         100         100
                                                                             ----        ----       -----        ----
Costs and expenses:
  Cost of license fees.................................................         2           1           1           1
  Cost of services.....................................................        23          19          25          19
  Research and development.............................................        30          21          29          22
  Sales and marketing..................................................        42          40          45          40
  General and administrative...........................................        14          12          15          12
  Amortization of deferred stock compensation..........................        14           2          14           2
                                                                             ----        ----       -----        ----
     Total costs and expenses..........................................       125          95         129          96
                                                                             ----        ----       -----        ----

Income (loss) from operations..........................................       (25)          5         (29)          4
Interest income (expense) and other income, net........................        23           5          13           5
                                                                             ----        ----       -----        ----
Income (loss) before income taxes......................................        (2)         10         (16)          9
Provision for income taxes.............................................        (2)         (1)         (2)         (1)
                                                                             ----        ----       -----        ----
Net income (loss)......................................................        (4)%         9 %       (18)%         8 %
                                                                             ====        ====       =====        ====

               Three and Six Months Ended July 31, 1999 and 2000

                                    Revenues

  Total revenues were $64.5 million in the three months ended July 31, 2000, an increase of approximately $43.7 million or 210% and $115.2 million in the six months ended July 31, 2000, an increase of approximately $79.2 million or 220% over the comparable periods in 1999. License fees revenues increased as a percentage of total revenues in the three and six months ended July 31, 2000 compared to the three and six months ended July 31, 1999 primarily because license fees revenue growth exceeded service revenue growth. No individual customer accounted for more than 10% of total revenues during the three and six months ended July 31, 2000 and six months ended July 31, 1999. Two customers accounted for 28% of total revenues during the three months ended July 31, 1999.

  License fees totaled $44.2 million in the three months ended July 31, 2000, an increase of approximately $31.5 million or 248%, and $79.6 million in the six months ended July 31, 2000, an increase of approximately $57.9 million or 267% over the comparable periods in 1999. The increase in license fees was primarily due to expanded marketing activities, growth in Portal's sales force and greater demand for and the acceptance of Infranet.

  Services revenues were $20.3 million in the three months ended July 31, 2000, an increase of approximately $12.1 million or 148%, and $35.5 million in the six months ended July 31, 2000, an increase of approximately $21.2 million or 148% over the comparable periods in 1999. The increase in services revenues resulted, in part, from the increase in support and maintenance service fees related to Portal's growing customer base, both in terms of new directly supported sites and additional users at existing sites, and the renewal of maintenance contracts. In addition, the increase in services revenues resulted from increased demand for Portal's consulting, maintenance and training services to meet the increased number of Portal's customers.

                                                   Three Months                                Six Months
                                                   Ended July 31,          Percent            Ended July 31,          Percent
                                                   --------------                             --------------
(in millions)                                   1999           2000         Change         1999         2000           Change
                                               -----          -----         ------         ----         ----           ------
Geographical Revenues:
 North America.............................    $14.4          $40.4          181%         $25.0        $ 72.1           188%
    Percentage of total revenues...........       69%            63%                         69%           63%
 International
  Europe...................................      4.7           14.1          200%           8.5          27.2           220%
    Percentage of total revenues...........       23%            22%                         24%           23%
  Intercontinental.........................      1.7           10.0          488%           2.5          15.9           536%
    Percentage of total revenues...........        8%            15%                          7%           14%
                                               -----          -----          ---          -----        ------           ---
  Total international......................      6.4           24.1          277%          11.0          43.1           292%
    Percentage of total revenues...........       31%            37%                         31%           37%
                                               -----          -----          ---          -----        ------           ---
Total revenues.............................    $20.8          $64.5          210%         $36.0        $115.2           220%
                                               =====          =====          ===          =====        ======           ===

  North American revenues, which are defined by Portal as revenues from the United States and Canada, were $40.4 million in the three months ended July 31, 2000, an increase of approximately $26.0 million or 181%, and $72.1 million in the six months ended July 31, 2000, an increase of approximately $47.1 million or 188%, over the comparable periods ended July 31, 1999. The increase in North American revenues was primarily due to expanded marketing activities, greater acceptance of Infranet and growth in Portal's sales force in the North American market.

  International revenues for Europe and for Intercontinental, which is defined by Portal as Asia-Pacific, Japan and Latin America, totaled $24.1 million in the three months ended July 31, 2000, an increase of approximately $17.7 million or 277% and $43.1 million in the six months ended July 31, 2000, an increase of approximately $32.1 million or 292% over the comparable periods ended July 31, 1999. European revenues were $14.1 million in the three months ended July 31, 2000, an increase of approximately $9.4 million or 200% and $27.2 million in the six months ended July 31, 2000 an increase of approximately $18.7 million or 220% over the comparable periods ended July 31, 1999. Intercontinental revenues were $10.0 million in the three months ended July 31, 2000, an increase of approximately $8.3 million or 488% and $15.9 million in the six months ended July 31, 2000, an increase of $13.4 million or 536% over the comparable periods ended July 31, 1999. The increase in international revenues was primarily due to growth in Portal's direct sales force and increased marketing efforts worldwide.

  International revenues represented 37% of total revenues in the three and six months ended July 31, 2000, compared with approximately 31% in the comparable periods ended July 31, 1999. In the three and six months ended July 31, 2000, revenues from Europe were 22% and 23% of total revenues, respectively, and revenues from Intercontinental were 15% and 14% of total revenues, respectively.

                                    Expenses

Cost of License Fees

  Cost of license fees consists of resellers' commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Infranet. Cost of license fees was $0.6 million in the three months ended July 31, 2000, an increase of approximately $0.3 million or 100%, and $1.3 million for the six months ended July 31, 2000, an increase of approximately $0.8 million or 160%, from the comparable periods ended July 31, 1999. The increase in cost of license fees is primarily due to increased license revenue and resellers' commissions resulting from Portal expanding its base of systems integrator partners. Gross margin for license fees was approximately 99% and 98% in the three and six months ended July 31, 2000 compared to approximately 97% and 98% in the comparable periods in 1999. For the three and six months ended July 31, 1999 and 2000, Portal did not incur any shipping, packaging or documentation costs, as its product was delivered electronically over the Internet.

Cost of Services

  Cost of services primarily consists of maintenance, consulting and training expenses. Cost of services was $12.3 million in the three months ended July 31, 2000, an increase of approximately $7.5 million or 156%, and $22.3 million in the six months ended July 31, 2000, an increase of approximately $13.3 million or 148%, over the comparable periods ended July 31, 1999. The increase in cost of services is primarily due to an increase in the number of consulting and technical support personnel necessary to support both the expansion of Portal's installed base of customers and new implementations. Gross margin for services was approximately 39% and 37% for the three and six months ended July 31, 2000 compared to approximately 41% and 37% in the comparable periods ended July 31, 1999. Portal expects cost of services to increase substantially during the remainder of the fiscal year as a result of increased demand for services.

Research and Development Expenses

  Research and development expenses consist primarily of personnel and related costs for Portal's development and technical support efforts. Research and development expenses were $13.7 million in the three months ended July 31, 2000, an increase of approximately $7.5 million or 121%, and $25.1 million in the six months ended July 31, 2000, an increase of approximately $14.6 million or 139%, over the comparable periods ended July 31, 1999. The increase was primarily due to an increase in the number of research and development personnel necessary to support both expanded functionality of Infranet and increases in Portal's quality assurance, technical support and technical publications operations. Portal currently believes its investment in research and development will increase substantially during the remainder of the fiscal year as Portal hires additional research and development employees. Portal has not capitalized any software development costs to date.

Sales and Marketing Expenses

  Sales and marketing expenses consist of personnel and related costs for Portal's direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with Portal's recruitment of new and maintenance of existing strategic partnerships. Sales and marketing expenses were $25.4 million in the three months ended July 31, 2000, an increase of approximately $16.6 million or 189%, and $45.8 million in the six months ended July 31, 2000, an increase of approximately $29.6 million or 183%, over the comparable periods ended July 31, 1999. The increase was due to a number of factors including an increase in the number of sales and marketing personnel, the opening of new sales offices in the United States, Europe and Asia-Pacific, and expenses incurred in connection with trade shows and additional marketing programs. Portal expects that sales and marketing expenses will increase substantially during the remainder of the fiscal year as Portal hires additional sales and marketing personnel, increases spending on advertising and marketing programs and establishes sales offices in additional domestic and international locations.

General and Administrative Expenses

  General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources and facilities as well as information system expenses not allocated to other departments. General and administrative expenses were $8.0 million in the three months ended July 31, 2000, an increase of approximately $5.1 million or 176%, and $14.6 million in the six months ended July 31, 2000, an increase of approximately $9.4 million or 181%, over the comparable periods ended July 31, 1999. The increase was primarily due to a higher number of general and administrative personnel and additional legal and accounting costs incurred in connection with business activities. Portal expects that general and administrative expenses will increase substantially during the remainder of the fiscal year as Portal hires additional general and administrative personnel, and continues to incur greater legal and accounting costs in connection with expanding business activities.

Amortization of Deferred Stock Compensation

  Portal recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999, representing the difference between the exercise prices of options granted to acquire certain shares of common stock during fiscal year 1999 and the deemed fair value for financial reporting purposes of Portal's common stock on their respective grant dates. Portal amortized deferred compensation expense of approximately $1.0 and $2.1 million during the three and six months ended July 31, 2000. This compensation expense relates to options awarded to individuals in all operating expense categories. Total deferred compensation at July 31, 2000 of approximately $4.3 million is being amortized over the vesting periods of the options on a graded vesting method.
Amortization of deferred compensation is estimated to be $3.7 million in fiscal year 2001, $1.9 million in fiscal year 2002 and $0.7 million in fiscal year 2003.

Provision for Income Taxes

  The $1.0 and $1.5 million income tax provision shown for three and six months ended July 31, 2000 is primarily the result of tax on earnings generated from domestic and foreign operations. Due to Portal's positive earnings for the three and six-month periods, Portal reversed a portion of its valuation allowance against the previously established deferred tax assets for which realization is considered more likely than not. Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. Based on the weight of available evidence, Portal has provided a valuation allowance against certain deferred tax assets. Portal will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

                        Liquidity and Capital Resources

  Cash, cash equivalents and short-term investments (including restricted short-term investments) totaled $201.3 million at July 31, 2000 and January 31, 2000.

  Portal generated $11.3 million in cash from operations in the six months ended July 31, 2000, an increase of $6.2 million over the $5.1 million generated in the six months ended July 31, 1999. Net cash provided by operations in the six months ended July 31, 2000 was primarily comprised of net income of $8.7 million, a $4.0 million increase in deferred revenue, a $3.3 million increase in other accrued liabilities and an increase in accrued compensation of $12.2 million. Also, amortization of deferred stock compensation, which is included in the results of operations, but does not require the use of cash, amounted to $2.1 million for the six months ended July 31, 2000. These increases were offset by a $18.3 million increase in accounts receivable and a $2.3 million increase in prepaids and other current assets.

  Portal has continued to make significant investments in software, equipment and facilities. During the six months ended July 31, 2000, Portal purchased computer equipment and software, made leasehold improvements and purchased other capital equipment amounting to approximately $23.2 million, primarily to support its ongoing and expanding operations and information systems. None of the equipment was funded from Portal's equipment lease line facility.

  Portal has raised equity capital from investors to fund its operations. In fiscal 2000, Portal completed an initial public offering and concurrent private sales of stock to Cisco Systems, Inc. and Andersen Consulting LLC that collectively raised $102.4 million. Portal also completed a follow-on offering in October 1999, which raised approximately $106.0 million, net of underwriting commissions and estimated expenses. During the same period, Portal raised an additional $6.6 million from sales of common stock issued from Portal's employee stock purchase plan and upon the exercise of stock options by employees and warrants by third parties, net of repurchases. During the six months ended July 31, 2000, Portal raised an additional $15.3 million from sales of common stock issued from Portal's employee stock purchase plan and upon the exercise of stock options by employees, net of repurchases.

  On April 12, 1999, Portal agreed to enter into a strategic alliance with Andersen Consulting LLC under which Andersen Consulting LLC agreed to provide services to Portal and the parties will expand their existing marketing alliance and work closely together to expand their customer service and marketing relationship. Under this agreement, Portal agreed to pay Andersen Consulting LLC for its services a minimum services fee in cash of $2.8 million and a cash settled put for 400,000 of the shares, which were purchased by Andersen Consulting LLC in a private placement concurrent with Portal's initial public offering. This put guaranteed a closing value of $6.0 million at the end of the first day of trading. Because the closing value exceeded $6.0 million, Portal was not required to make any payment related to this put. The definitive agreement was entered into, and the $2.8 million payment was made in March 2000. The resulting intangible asset will be amortized over a period of approximately four and one half years, the term of the alliance, beginning in April 2000.


  Portal's capital requirements depend on numerous factors, including market acceptance of Portal's products, the resources Portal devotes to developing, marketing, selling and supporting its products, the timing and extent of establishing international operations, and other factors. Portal expects to devote substantial capital resources to hire and expand its sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. Although Portal believes that its current cash balances and cash generated from operations will be sufficient to fund its operations for at least the next 12 months, Portal may require additional financing within this time frame. Additional funding, if needed, may not be available on terms acceptable to Portal, or at all

                        RECENT ACCOUNTING PRONOUNCEMENTS

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

It is difficult to predict our business because we have a limited history operating as a provider of CM&B software

  The results of operations for the quarter ended July 31, 2000 contained in this report are not necessarily indicative of results for the fiscal year ending January 31, 2001 or any other future period. Moreover, Portal has a relatively brief operating history as a provider of CM&B software and had no meaningful license revenue until 1996. Therefore, Portal will experience the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including those discussed in this report. Our business strategy may not prove successful, and we may not successfully address these risks.

We have a short history of profitability and cannot be certain that we will sustain or increase profitability

  In order to continue to be profitable, we must increase our revenues. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We incurred net losses of approximately $7.6 million for fiscal year 2000, $17.4 million for fiscal year 1999, $7.6 million for fiscal year 1998 and $2.3 million for fiscal year 1997. We had a slight net profit in the fourth quarter of fiscal year 2000 and we had operating profits in the quarters ending April 30, 2000 and July 31, 2000.

  In addition, we expect to significantly increase our sales and marketing, product development and administrative expenses. As a result, we will need to generate significant revenues from sales of Infranet to maintain profitability. We expect that we will face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition which would lower our gross margins and our profitability. Another factor that will lower our gross margins is any increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins. We cannot be certain that we can sustain or increase operating and net profitability on a quarterly or annual basis.

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

Our quarterly operating results may fluctuate in future periods due to seasonal variations and we may fail to meet expectations

  We may also experience seasonality in our business. In many software companies, rate of growth of license fees revenues tends to decline between the fourth quarter of one year and the first quarter of the next year, due in part to the structure of sales compensation plans. If we experience such seasonality in the future, our rate of growth or absolute revenues could decline in the first quarter of a fiscal year compared to the preceding fourth quarter. In addition, the European operations of many companies experience some flatness in the summer months. Portal may also experience such a pattern in its European operations. For example, the rate of growth in our European operations in the second quarter of fiscal year 2001 was significantly lower than the rate of growth in our other regions. Such seasonality may cause our results of operations to fluctuate or become more difficult to predict and could cause us to fail to meet internal or analyst expected financial results.


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

Our business depends on the commercial acceptance of Infranet, and it is uncertain to what extent the market will accept this product

  Our future growth depends on the commercial success of Infranet. Substantially all of our licensing revenues are derived from Infranet. Our business will be harmed if our target customers do not adopt and purchase Infranet. The market for Internet-based CM&B software is still in its early stages of development. In addition, some prospective customers may base their purchasing decisions based on a vendor's ability to support their CM&B needs for both their Internet-based services and their other existing or planned non-Internet service offerings, such as fixed wire or mobile voice telephony or cable television. For example, in the wireless communication area, many providers are currently conducting or planning trials to select the CM&B and other technologies to be used in their next generation wireless communication networks that will support both voice and data communications. Our ability to address these current and future non-Internet based service requirements with our current version of Infranet and planned future enhancements may affect the market acceptance of Infranet by prospective customers who desire an integrated CM&B solution for their different services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced versions of Infranet. We are not certain that our target customers will widely adopt and deploy Infranet as their CM&B solution. In the future we may not be successful in marketing Infranet or any new or enhanced products or services. Our future revenues will also depend on our customers licensing software for additional applications or for additional subscribers. Their failure to do so could harm our business.

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

Unpredictable foreign payroll taxes may cause operating results to fluctuate in future periods and we may fail to meet expectations

     We are generally subject to employer payroll taxes when our employees exercise their stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. These employer payroll taxes would be recorded as an expense and are assessed at tax rates that varies depending upon the employee's taxing jurisdiction in the period such options are exercised based on actual gains realized by employees. However, because we are unable to predict how many stock options will be exercised, at what price and in which country during any particular period, we cannot predict, the amount, if any, of employer payroll expense that will be recorded in a future period or the impact on our future financial results.

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

Our business will suffer dramatically if we fail to successfully manage our growth

  Our ability to successfully offer Infranet and new products and services in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. Our business will suffer dramatically if we fail to effectively manage this growth. On July 31, 2000, we had more than 1,000 employees, compared to a total of 634 employees on January 31, 2000. We expect to continue to hire new employees at a rapid pace. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources and on our internal training capabilities. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. Although we have recently occupied one new building for our headquarters in Cupertino, California and have entered into a lease for another adjacent building, we expect that we will also have to continue to expand our facilities in California and other locations, and we may face difficulties and significant expenses identifying and moving into suitable office space.

Our significant international operations and our planned expansion of our international operations make us much more susceptible to risks from international operations

  For the quarters ended July 31, 1999 and 2000, we derived approximately 31% and 37% of our revenue, respectively, from sales outside North America. As a result, we face risks from doing business on an international basis, including, among others:

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

Our proprietary rights may be inadequately protected, and there is a risk of infringement

  Our success and ability to compete depend substantially upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Others may develop technologies that are similar or superior to our technology. Moreover, as the number of competitors in our industry segments grow and the functionality of products in different industry segments overlaps, we expect that our software products may in the future become subject to third-party infringement claims. Some of our competitors in the market for CM&B software may have filed or may intend to file patent applications covering aspects of their technology upon which they may claim our technology infringes. Several companies have very large patent portfolios covering a wide variety of technologies and may attempt to use their large portfolios to elicit license fees from our company. Any litigation, brought by us or by others, could be time-consuming and costly and could divert the attention of our technical and management personnel. In addition, litigation could cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, or at all, and could have a material and adverse impact on our gross margins and profitability. If a successful claim of product infringement were made against us, our business could be significantly harmed.

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

  Despite investigation and testing by us and our partners, Infranet and the underlying systems and protocols running it may contain previously undetected errors or defects associated with Year 2000 or other date functions. Several customers, despite warnings regarding the use of non-Year 2000 certified versions of Infranet, have continued to use non-certified versions, and decline to upgrade to certified versions or implement maintenance fixes or bug releases made available to them. Portal integrates certain third party software into Infranet. These third party vendors may detect errors in their products after previously indicating that their products are Year 2000 compliant. Such revelations by our partners have occurred in the past and may occur in the future; and these revelations have and could cause us to make changes in our products in response.

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

Our business substantially depends upon the continued growth of the Internet and Internet-based services

  We sell Infranet to organizations providing Internet-based services. Consequently, our future revenues and profits, if any, substantially depend upon the continued acceptance and use of the Internet as an effective medium of commerce and communication. Rapid growth in the use of the Internet and on-line wireless services is a recent phenomenon and it may not continue. As a result, a broad base of regular Internet users may not develop, and the market may not accept recently introduced services and products that rely upon the Internet, such as Infranet.

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

   The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for Portals' investment portfolios as of July 31, 2000. This table does not include cash because cash is not subject to market risk. It also does not include long-term investments as they are held to maturity. Therefore, near-term changes in market rates will not result in losses. (In thousands, except interest rates):

                                           Maturing within      Maturing within
                                                1 Year              2 Years            Thereafter            Total
                                                ------              -------            ----------            -----
As of July 31, 2000:
Cash Equivalents.......................         $ 25,584            $    --                 --             $ 25,584
   Weighted Average Yield..............             6.33%                --                 --                 6.33%
Investments............................          121,469             48,719                 --              170,188
   Weighted Average Yield..............             6.46%              6.73%                --                 6.54%
                                                --------            -------                ---             ---------
Total Portfolio........................         $147,053            $48,719                 --             $195,772
   Weighted Average Yield..............             6.43%              6.73%                --                 6.51%


Impact of Foreign Currency Rate Changes

  During fiscal year 2000, most local currencies of our international subsidiaries weakened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. Portal believes that its exposure to currency exchange fluctuation risk has been insignificant primarily due to the denomination of our sales transactions in U.S. dollars. For the quarter ended July 31, 2000, there was an immaterial currency exchange impact from our intercompany transactions. As of July 31, 2000, we did not engage in foreign currency hedging activities.

   As a global corporation, Portal anticipates that its sales outside the United States will increasingly be denominated in other currencies. In such event, Portal will face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on Portal's financial position and results of operations. In order to reduce the effect of foreign currency fluctuations, Portal may hedge its exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. The success of such activity will depend upon the estimation of future transactions denominated in various currencies. To the extent that these estimates are overstated or understated during periods of currency volatility, Portal could experience unanticipated currency gains or losses.

PART II: OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d) Use of Proceeds from Sales of Registered Securities.

On May 11, 1999, Portal completed an initial public offering of its Common Stock, $0.001 par value. The managing underwriters in the offering were Goldman, Sachs & Co., Credit Suisse First Boston, BancBoston Robertson Stephens and Hambrecht & Quist (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-72999) that was declared effective by the SEC on May 5, 1999. After deducting the underwriting discounts and offering expenses, Portal received net proceeds from the offering of approximately $58,642,000. None of Portal's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Portal or their associates, persons owning 10% or more of any class of equity securities of Portal, or an affiliate of Portal. Of the net proceeds, Portal has used approximately $37,161,000 for capital expenditures. Additionally, a portion of the net proceeds were used to repay long-term debt and line of credit obligations of $5,122,000 and capital lease obligations of $725,000. The remainder of the net proceeds is expected to be used for general corporate purposes, including working capital, capital expenditures and product development. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings; however, there are no current material agreements or commitments with respect to any such activities. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including Portal's future revenues and cash generated by operations and the other factors described under "Factors That May Affect Future Results". Accordingly, Portal retains broad discretion in the allocation of the net proceeds of the offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Registrant was held on July 26, 2000. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated (there were no broker non-votes):

  1. The election of one Class I Director. Mr. Arthur C. Patterson was the only nominee for election and the only director elected at the meeting. His election was approved with 133,057,184 shares voting for and 69,502 shares voting against.

  2. An amendment of the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 250,000,000 to 1,000,000,000 shares was approved with 121,506,245 shares voting for, 11,574,495 shares voting against and 45,947 shares abstaining.

  3. The ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending January 31, 2001 was approved with 133,048,438 shares voting for, 22,280 shares voting against and 54,968 shares abstaining.

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



September 13, 2000                 PORTAL SOFTWARE, INC.


                                   By /s/ JACK L. ACOSTA
                                      --------------------------------
                                   Jack L. Acosta
                                        Vice President
                                        and Chief Financial Officer
                                        (Principal Financial Officer)

                     EXHIBIT INDEX TO PORTAL SOFTWARE, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JULY 31, 2000



Exhibit Number      Description
--------------      -----------


27                  Financial Data Schedule