Form 10-Q
period 2000-10-31
PORTAL SOFTWARE INC
filed 2000-12-14
CIK 1080306

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended October 31, 2000

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

                            10200 South DeAnza Blvd
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


On November 30, 2000, 171,670,245 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                             PORTAL SOFTWARE, INC.
                                   FORM 10-Q

                    QUARTERLY PERIOD ENDED OCTOBER 31, 2000


                                     INDEX

                                                                                               Page
                                                                                               ----
Part I:  Financial Information

  Item 1: Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at January 31, 2000 and October 31, 2000          3

          Condensed Consolidated Statements of Operations for the three and nine months           4
          ended October 31, 1999 and 2000

          Condensed Consolidated Statements of Cash Flows for the nine months                     5
          ended October 31, 1999 and 2000

          Notes to Condensed Consolidated Financial Statements                                    6

  Item 2: Management's Discussion and Analysis of Financial Condition and Results                12
          of Operations

  Item 3: Quantitative and Qualitative Disclosures About Market Risk                             28

Part II: Other Information

  Item 2: Changes in Securities and Use of Proceeds                                              29

  Item 6: Exhibits and Reports on Form 8-K                                                       30

Signature                                                                                        31

Exhibit Index                                                                                    32

ITEM 1: FINANCIAL STATEMENTS

                             PORTAL SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    January 31,       October 31,
                                                                                       2000              2000
                                                                                   -------------     ------------
                                                                                                      (unaudited)
Assets
Current assets:
  Cash and cash equivalents...................................................       $ 43,887          $ 29,981
  Accounts receivable, net....................................................         28,546            69,972
  Short-term investments......................................................        152,090           171,827
  Restricted short-term investments...........................................          5,312               240
  Prepaids and other current assets...........................................          4,516             5,889
                                                                                   ----------        ----------
    Total current assets......................................................        234,531           277,909
Property and equipment, net...................................................         18,785            44,411
Restricted long-term investments..............................................          5,856             6,376
Other assets..................................................................          6,537            12,337
                                                                                   ----------        ----------
                                                                                     $265,529          $341,033
                                                                                   ==========        ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable............................................................       $  7,655          $  7,854
  Accrued compensation........................................................          9,060            27,861
  Other accrued liabiliies....................................................          5,282            12,880
  Current portion of capital lease obligations................................            780               898
  Deferred revenue............................................................         32,857            44,584
                                                                                   ----------        ----------
    Total current liabilties..................................................         55,634            94,077
Long-term portion of capital lease obligations................................          1,525               834
Commitments...................................................................             --                --
Stockholders' equity:
  Common stock, $0.001 par value..............................................            159               163
  Additional paid-in capital..................................................        251,047           269,836
  Accumulated other comprehensive loss........................................           (639)             (524)
  Notes receivable from stockholders..........................................           (259)             (135)
  Deferred stock compensation.................................................         (6,379)           (3,374)
  Accumulated deficit.........................................................        (35,559)          (19,844)
                                                                                   ----------        ----------
    Stockholders' equity......................................................        208,370           246,122
                                                                                   ----------        ----------
                                                                                     $265,529          $341,033
                                                                                   ==========        ==========

                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                                 Three Months Ended               Nine Months Ended
                                                                     October 31,                     October 31,
                                                              -------------------------       -------------------------
                                                                1999            2000             1999            2000
                                                              ---------      ----------       ----------     ----------
Revenues:
 License fees..........................................       $  18,076      $   46,665       $   39,791     $  126,285
 Services..............................................           9,976          25,370           24,236         60,909
                                                              ---------      ----------       ----------     ----------
  Total revenues.......................................          28,052          72,035           64,027        187,194
                                                              ---------      ----------       ----------     ----------

Costs and expenses:
 Cost of license fees..................................             607           1,957            1,113          3,219
 Cost of services......................................           6,482          15,801           15,472         38,093
 Research and development..............................           6,757          14,653           17,213         39,753
 Sales and marketing...................................          11,795          26,339           27,952         72,091
 General and administrative............................           3,845           7,564            8,999         22,188
 Amortization of deferred stock compensation...........           1,801             939            6,812          3,005
                                                              ---------      ----------       ----------     ----------
  Total costs and expenses.............................          31,287          67,253           77,561        178,349
                                                              ---------      ----------       ----------     ----------
Income (loss) from operations..........................          (3,235)          4,782          (13,534)         8,845
Interest income (expense) and other income, net........           1,956           3,425            2,951          9,627
One-time gain upon expiration of put option on common
 stock.................................................              --              --            3,810             --
                                                              ---------      ----------       ----------     ----------

Income (loss) before income taxes......................          (1,279)          8,207           (6,773)        18,472
Provision for income taxes.............................            (400)         (1,218)          (1,216)        (2,757)
                                                              ---------      ----------       ----------     ----------
Net income (loss)......................................       $  (1,679)     $    6,989       $   (7,989)    $   15,715
                                                              =========      ==========       ==========     ==========
Basic net income (loss) per share......................       $   (0.01)     $     0.04       $    (0.07)    $     0.10
                                                              =========      ==========       ==========     ==========
Shares used in computing basic net income (loss) per
 share.................................................         145,881         159,434          115,592        157,090
                                                              =========      ==========       ==========     ==========
Diluted net income (loss) per share)...................       $   (0.01)     $     0.04       $    (0.07)    $     0.09
                                                              =========      ==========       ==========     ==========
Shares used in computing diluted net income (loss) per
 share.................................................         145,881         173,706          115,592        173,442
                                                              =========      ==========       ==========     ==========

                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                                    Nine Months Ended
                                                                                                        October 31,
                                                                                           ------------------------------
                                                                                                1999              2000
                                                                                           ------------------------------
OPERATING ACTIVITIES:
 Net income (loss).................................................................        $  (7,989)           $ 15,715
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization....................................................            1,552               5,694
  Amortization of deferred stock compensation......................................            6,812               3,005
  One-time gain upon expiration of put option on common stock......................           (3,810)                 --
  Changes in operating assets and liabilities:
   Accounts receivable, net........................................................           (2,619)            (41,426)
   Other current assets............................................................           (1,369)             (2,025)
   Other assets....................................................................             (252)             (1,801)
   Accounts payable................................................................            1,343               2,199
   Accrued compensation............................................................            7,005              18,801
   Other accrued liabilities.......................................................           (1,028)              7,588
   Deferred revenue................................................................            2,876              11,726
                                                                                          ==========          ==========
    Net cash provided by operating activities......................................            2,521              19,476
                                                                                          ==========          ==========
INVESTING ACTIVITIES
 Purchases of short-term investments...............................................         (147,316)            (98,044)
 Maturity of short-term investments................................................               --              84,320
 Purchases of long-term investments................................................           (5,948)             (2,747)
    Maturity of long-term investments..............................................               --               2,235
 Purchases of property and equipment...............................................           (5,956)            (32,043)
 Purchases of equity investments...................................................               --              (5,000)
                                                                                          ----------          ----------
    Net cash used in investing activities..........................................         (159,220)            (51,279)
                                                                                          ==========          ==========
FINANCING ACTIVITIES:
 Payments received from stockholder notes receivable...............................               --                 124
 Repayment of long-term debt.......................................................           (4,122)                 --
 Proceeds from line of credit......................................................            1,000                  --
 Repayment of line of credit.......................................................           (1,000)                 --
 Principal payments under capital lease obligations................................             (371)               (562)
 Proceeds from issuance of common stock, net of repurchases and issuance cost......          209,619              18,794
                                                                                          ----------          ----------
    Net cash provided by financing activities......................................          205,126              18,356
                                                                                          ==========            ========
 Effect of exchange rate on cash and cash equivalents..............................              (22)               (459)
Net increase (decrease) in cash and cash equivalents...............................           48,405             (13,906)
Cash and cash equivalents at beginning of period...................................           11,809              43,887
                                                                                          ==========          ==========
Cash and cash equivalents at end of period.........................................        $  60,214            $ 29,981
                                                                                          ==========          ==========

                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


(1)  Significant Accounting Policies:

  Nature of Business and Basis of Presentation

     Portal Software, Inc. or Portal, markets and supports real-time customer management and billing software for a variety of Internet-based, wireless and other services. Portal's software is a comprehensive solution that is designed to meet the complex, mission-critical provisioning, accounting, reporting and marketing needs of providers of Internet-based services. Portal markets its products worldwide through a combination of a direct sales force and distribution partners. Substantially all of Portal's license revenues are derived from sales of its Infranet product.

     The accompanying unaudited condensed consolidated financial statements include the accounts of Portal and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at October 31, 2000 and the statement of operations for the three and nine months ended October 31, 2000 and cash flows for the nine months ended October 31, 1999 and 2000 are unaudited. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2000 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal's Annual Report on Form 10-K for the year ended January 31, 2000, filed with the Securities and Exchange Commission on April 28, 2000.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We will be required to adopt SAB 101 in our fiscal quarter beginning November 1, 2000. Portal believes that its revenue recognition policies are compliant with

SAB 101 and that adoption of SAB 101 will not have a significant impact on Portal's financial reporting.

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

     No individual customer accounted for greater than 10% of total revenue for the three and nine months ended October 31, 2000 and the nine months ended October 31, 1999. Two customers accounted for a total of 27% of total revenues during the three months ended October 31, 1999.

  Segment Information

     Portal operates solely in one segment, the development and marketing of CM&B software. Portal's foreign operations consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network. Operating losses generated by the foreign operations of Portal and their corresponding identifiable assets were not material in any period presented. Portal's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Portal does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as Portal's assets are primarily located in its corporate office in the United States and not allocated to any specific region, Portal does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

     Portal's export revenue represented 38% and 43% of total revenues for the three months ended October 31, 1999 and 2000 and 34% and 40% for the nine months ended October 31, 1999 and 2000. All of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe, Latin America and Asia-Pacific. Total export revenues for the three months ended October 31, 1999 and 2000 were $8.7 million and $17.3 million to customers in Europe and $1.9 million and $13.4 million to customers in the Latin American and Asia-Pacific regions. Total export revenues for the nine months ended October 31, 1999 and 2000 were $17.2 million and $44.6 million to customers in Europe and $4.3 million and $29.3 million to customers in the Latin American and Asia-Pacific regions.

  Cash and Cash Equivalents

     Portal considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Through January 31, 1999, Portal maintained cash and cash equivalents in money market accounts with major financial institutions for which the carrying amount approximated its fair value. Upon completion of the initial public offering in May 1999 and secondary offering in October 1999, Portal received additional cash that was available for investment. At October 31, 2000, cash equivalents and short-term investments consist primarily of commercial paper, corporate notes, money market funds and government securities. All short-term investments mature within 24 months.

     Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of the FASB's Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115").
Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders' equity. At October 31, 2000, unrealized losses were $129,319 due primarily to the effects of increasing interest rates on longer-term securities. It is not expected that a significant amount of the unrealized loss will be realized. Debt and discount securities are adjusted for straight-line amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method.

     The following schedule summarizes the estimated fair value of Portal's cash, cash equivalents and short-term investments (in thousands)

                                                                            January 31,           October 31,
                                                                               2000                  2000
                                                                            ----------            -----------
                                                                                                  (unaudited)
Cash and cash equivalents:
  Cash.............................................................         $   11,570             $    7,487
  Money market funds...............................................             12,142                 19,116
  Commercial paper.................................................             14,977                  3,378
  U.S. Government Securities.......................................              5,198                     --
                                                                            ----------             ----------
                                                                            $   43,887             $   29,981
                                                                            ==========             ==========

Short-term investments at October 31, 2000 (in thousands, unaudited):

                                                                        Gross Unrealized
                                                    ----------      -----------------------      ----------
                                                       Cost            Gain          Loss        Fair Value
                                                    ----------      ---------     ---------      ----------
  Corporate notes..............................     $  119,448      $      --     $     (65)     $  119,383
  U.S. Government securities...................         45,370             --           (45)         45,325
  Commercial paper.............................          7,374             --           (15)          7,359
  Restricted investments.......................           (240)            --            --            (240)
                                                    ----------      ---------     ---------      ----------
                                                    $  171,952      $      --     $    (125)     $  171,827
                                                    ==========      =========     =========      ==========

  The estimated fair value of cash, cash equivalents and short-term investments classified by date of maturity is as follows (in thousands):

                                                                         January 31,      October 31,
                                                                             2000             2000
                                                                         -----------      -----------
                                                                                          (unaudited)
  Due within one year............................................         $  125,467       $  168,819
  Due within two years...........................................             75,822           33,229
  Restricted short-term investments..............................             (5,312)            (240)
                                                                          ----------       ----------
                                                                          $  195,277       $  201,808
                                                                          ==========       ==========

     Restricted short-term investments at October 31, 2000 represent collateral for a $200,000 surety bond required by a customer contract that expired on October 31, 2000. On February 29, 2000, a $3,000,000 letter of credit issued to Portal's landlord to guarantee payment of tenant improvements and a $750,000 surety bond required by a customer contract expired. The restricted short-term investments are not available to support current operations and, consequently, are classified as held-to-maturity. As a result, and in accordance with FAS 115, unrealized gains and losses are not recorded. At October 31, 2000, amortized cost approximated fair value.

     Restricted long-term investments represent collateral for two letters of credit issued in lieu of security deposits for facility leases and consist of corporate bonds maturing over a period of one to three years. The two letters of credit for $2,250,000 and $3,000,000 are renewable annually until they expire on December 31, 2010. The restricted long-term investments are classified as held-to-maturity and, consequently, unrealized gains and losses are not recorded. At October 31, 2000, amortized cost approximated fair value.

     Realized gains and losses from sales of each type of security were immaterial for all periods presented.

  Other Assets

     Other assets consisted of the following (in thousands):

                                                                           January 31,        October 31,
                                                                              2000               2000
                                                                           -----------        -----------
                                                                                              (unaudited)
  Prepaid services - long term portion (see Note 2).....................   $     3,048        $     4,240
  Deposits and other....................................................         3,489              8,097
                                                                           -----------        -----------
                                                                           $     6,537        $    12,337
                                                                           -----------        -----------

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

  Net Income (Loss) Per Share

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

     For the three and nine months ended October 31, 1999, Portal has excluded all convertible preferred stock, warrants for convertible preferred stock, outstanding stock options, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities were antidilutive.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data; unaudited):

                                                                   Three months ended        Nine months ended
                                                                       October 31,               October 31,
                                                                ----------------------   ----------------------
                                                                   1999        2000         1999       2000
                                                                ----------------------   ----------------------
Basic:
Net income (loss).............................................  $ (1,679)    $  6,989     $ (7,989)    $ 15,715
                                                                --------     --------     --------     --------

    Weighted-average shares of common stock outstanding.......   153,088      163,015      124,611      161,600
    Less: Weighted-average shares subject to repurchase.......    (7,207)      (3,581)      (9,019)      (4,510)
                                                                --------     --------     --------     --------
Weighted-average shares used in computing basic net income
 (loss) per share.............................................   145,881      159,434      115,592      157,090
                                                                ========     ========     ========     ========
Basic net income (loss) per share.............................  $  (0.01)    $   0.04     $  (0.07)    $   0.10
                                                                --------     --------     --------     --------
Diluted:
Net income (loss).............................................  $ (1,679)    $  6,989     $ (7,989)    $ 15,715
                                                                --------     --------     --------     --------
   Shares used above..........................................   145,881      159,434      115,592      157,090
   Common equivalent shares...................................        --       14,272           --       16,352
                                                                --------     --------     --------     --------
Shares used in computing diluted net income (loss) per share..   145,881      173,706      115,592      173,442
                                                                ========     ========     ========     ========
Diluted net income (loss) per share...........................  $  (0.01)    $   0.04     $  (0.07)    $   0.09
                                                                ========     ========     ========     ========

 Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in equity of the company that are excluded from net income (loss). Specifically, FAS 130 requires foreign currency translation adjustments and changes in the fair value of available-for-sale securities to be included in accumulated other comprehensive income (loss). Comprehensive income (loss) for the nine months ended October 31, 1999 and 2000 is as follows (in thousands; unaudited):

                                                                     Nine months ended
                                                                        October 31,
                                                                   ----------------------
                                                                     1999          2000
                                                                   -------        -------
Net income (loss)                                                  $(7,989)       $15,715
Unrealized gain (loss) on marketable securities...........            (201)           573
Change in cumulative translation adjustment...............             (20)          (459)
                                                                   -------        -------
Comprehensive net income (loss)...........................         $(8,210)       $15,829
                                                                   =======        =======


(2)  Agreement with Andersen Consulting LLC

     On April 12, 1999, Portal agreed to enter into a strategic alliance with Andersen Consulting LLC under which Andersen Consulting LLC will provide services to Portal and the parties agreed to expand their existing marketing alliance and work closely together to expand their customer service and marketing relationship. Under this arrangement, Andersen Consulting LLC agreed to purchase up to 800,000 shares of common stock from Portal in a private placement concurrent with Portal's initial public offering at the initial public offering price, less the underwriting discount.

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

(3)  Income Taxes

     During the three and nine months ended October 31, 2000, Portal recognized tax expense of $1.2 and $2.8 million, respectively, primarily related to tax on earnings generated from domestic and foreign operations. Due to Portal's positive earnings for the three and nine-month periods, Portal reversed a portion of its valuation allowance against the previously established deferred tax assets for which realization is considered more likely than not. The effective tax rate for the three and nine months ended October 31, 2000 is based on earnings estimates, which if revised, could result in an increased future effective tax rate.

(4)  Subsequent Event

     In November 2000, Portal announced an agreement to acquire privately held SOLUTION42. Under the terms of the agreement, Portal will issue, to the shareholders of SOLUTION42, shares in a German Portal subsidiary that may be exchanged for up to 7.5 million shares of Portal common stock. SOLUTION42 is a German based provider of wireless voice mediation, provisioning and rating technologies. The acquisition was completed in the fourth quarter of fiscal 2001 and will be accounted for as a purchase. Portal does not anticipate that any significant amount of in-process research and development expense will be recognized in connection with this transaction, subject to the completion of the purchase price allocation process.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   Overview

  Portal Software, Inc. develops, markets and supports real-time customer management and billing software, known as CM&B software, for providers of a variety of Internet-based, wireless and other services. In late 1993, Portal began focusing on developing and marketing real-time CM&B software for the Internet. The first generally available version of the product, named Infranet, was shipped in May 1996.

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

  Portal has generated its historical Infranet revenues from approximately 400 customers through October 31, 2000. Portal has established a series of relationships with systems integrators and hardware platform, software and service providers. Portal has derived, and anticipates that it will continue to derive, a substantial portion of its revenues from customers that have significant relationships with its market and platform partners.

                             RESULTS OF OPERATIONS

  The following table sets forth the results of operations for the three and nine months ended October 31, 1999 and 2000 expressed as a percentage of total revenues.

                                                            Three Months Ended                   Nine Months Ended
                                                                 October 31,                        October 31,
                                                         ------------------------           -------------------------
                                                           1999              2000            1999              2000
                                                         -------            ------          -----             -------
Revenues:
  License fees...................................           64 %              65 %              62 %             67 %
  Services.......................................           36                35                38               33
                                                        ------            ------            ------           ------
     Total revenues..............................          100               100               100              100
                                                        ------            ------            ------           ------
Costs and expenses:
  Cost of license fees...........................            2                 3                 2                2
  Cost of services...............................           23                22                24               20
  Research and development.......................           24                20                27               21
  Sales and marketing............................           42                36                44               38
  General and administrative.....................           14                11                14               12
  Amortization of deferred stock compensation....            7                 1                10                2
                                                        ------            ------            ------           ------
     Total costs and expenses....................          112                93               121               95
                                                        ------            ------            ------           ------
Income (loss) from operations....................          (12)                7               (21)               5
Interest income (expense) and other income, net..            7                 4                11                5
                                                        ------            ------            ------           ------
Income (loss) before income taxes................           (5)               11               (10)              10
Provision for income taxes.......................           (1)               (1)               (2)              (2)
                                                        ------            ------            ------           ------
Net income (loss)................................           (6)%              10 %             (12)%              8 %
                                                        ======            ======            ======           ======

             Three and Nine Months Ended October 31, 1999 and 2000

                                    Revenues
                                    --------

  Total revenues were $72.0 million in the three months ended October 31, 2000, an increase of approximately $44.0 million or 157% over the comparable period of fiscal 2000 and $187.2 million in the nine months ended October 31, 2000, an increase of approximately $123.2 million or 192% over the comparable periods in fiscal 2000. License fees revenues increased as a percentage of total revenues in the three and nine months ended October 31, 2000 compared to the three and nine months ended October 31, 1999 primarily because license fees revenue growth exceeded services revenue growth. No individual customer accounted for more than 10% of total revenue for the three and nine months ended October 31, 2000 and the nine months ended October 31, 1999. Two customers accounted for a combined 27% of total revenues during the three months ended October 31, 1999.

  License fees totaled $46.7 million in the three months ended October 31, 2000, an increase of approximately $28.6 million or 158% over the comparable period of fiscal 2000 and $126.3 million in the nine months ended October 31, 2000, an increase of approximately $86.5 million or 217% over the comparable periods in fiscal 2000. The increase in license fees was primarily due to expanded marketing activities, growth in Portal's sales force, and greater demand for and acceptance of Infranet.

  Services revenues were $25.4 million in the three months ended October 31, 2000, an increase of approximately $15.4 million or 154% over the comparable period of fiscal 2000 and $60.9 million in the nine months ended October 31, 2000, an increase of approximately $36.7 million or 151% over the comparable periods in fiscal 2000. The increase in services revenues resulted, in part, from the increase in support and maintenance service fees related to Portal's growing customer base, both in terms of new directly supported sites and additional users at existing sites, and the renewal of maintenance contracts. In addition, the increase in services revenues resulted from increased demand for Portal's consulting, maintenance and training services to meet the increased number of Portal's customers.

                                               Three Months                             Nine Months
                                             Ended October 31,      Percent          Ended October 31,     Percent
                                             ----------------                       ------------------
(in millions)                                 1999      2000        Change          1999        2000        Change
                                              ----      ----        ------          ----        ----        ------
Geographical Revenues:
 North America.........................      $17.5     $41.3         136 %         $42.5      $113.3          167 %
     Percentage of total revenues......         62 %      57 %                        66 %        60 %
 International
  Europe...............................        8.7      17.3          99 %          17.2        44.6          159 %
     Percentage of total revenues......         31 %      24 %                        27 %        24 %
  Intercontinental.....................        1.9      13.4         605 %           4.3        29.3          581 %
     Percentage of total revenues......          7 %      19 %                         7 %        16 %
                                            ------    ------                      ------      ------
  Total international..................       10.5      30.7         192 %          21.5        73.9          244 %
     Percentage of total revenues......         38 %      43 %                        34 %        40 %
                                            ------    ------                      ------      ------
Total revenues.........................      $28.1     $72.0         157 %         $64.0      $187.2          192 %
                                            ======    ======                      ======      ======

  North American revenues, which are defined by Portal as revenues from the United States and Canada, were $41.3 million in the three months ended October 31, 2000, an increase of approximately $23.8 million or 136% and $113.3 million in the nine months ended October 31, 2000, an increase of approximately $70.8 million or 167% over the comparable periods in 1999. The increase in North American revenues was primarily due to expanded marketing activities, greater acceptance of Infranet and growth in Portal's sales force in the North American market.

  International revenues for Europe (which are defined by Portal as Europe, Middle East and Africa) and Intercontinental (which are defined by Portal as Asia-Pacific, Japan and Latin America) totaled $30.7 million in the three months ended October 31, 2000, an increase of approximately $20.2 million or 192% and $73.9 million in the nine months ended October 31, 2000, an increase of approximately $52.4 million or 244% over the comparable periods in 1999. European revenues were $17.3 million in the three months ended October 31, 2000, an increase of approximately $8.6 million or 99% and $44.6 million in the nine months ended October 31, 2000, an increase of approximately $27.4 million or 159% over the comparable periods in 1999. Intercontinental revenues were $13.4 million in the three months ended October 31, 2000, an increase of approximately $11.5 million or 605% and $29.3 million in the nine months ended October 31, 2000, an increase of approximately $25 million or 581% over the comparable period in 1999. The increase in international revenues was primarily due to growth in Portal's direct sales force and increased marketing efforts worldwide.

     International revenues represented 43% and 40% of total revenues for the three and nine months ended October 31, 2000, compared with 38% and 34% in the three and nine months ended October 31, 1999. In both the three and nine month periods ended October 31, 2000, revenues from Europe were 24% of total revenues and revenues from Intercontinental were 19% and 16% of total revenues, respectively.

                                   Expenses

Cost of License Fees

     Cost of license fees consists of resellers' commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Infranet. Cost of license fees was $2.0 million in the three months ended October 31, 2000, an increase of approximately $1.4 million or 233% and $3.2 million in the nine months ended October 31, 2000, an increase of approximately $2.1 million or 191% from the comparable periods in 1999. The increase in cost of license fees is primarily due to increased license revenue and resellers' commissions resulting from Portal expanding its base of systems integrator partners. Gross margin for license fees was approximately 96% and 97% in the three and nine months ended October 31, 2000 compared to approximately 97% in both of the comparable periods in 1999. Portal did not incur any shipping, packaging or documentation costs, as its product was delivered electronically over the Internet.

Cost of Services

     Cost of services primarily consists of maintenance, consulting and training expenses. Cost of services was $15.8 million in the three months ended October 31, 2000, an increase of approximately $9.3 million or 143% and $38.1 million in the nine months ended October 31, 2000, an increase of approximately $22.6 million or 146% over the comparable periods in 1999. The increase in cost of services is primarily due to an increase in the number of consulting and technical support personnel necessary to support both the expansion of Portal's installed base of customers and new implementations. Gross margin for services was approximately 38% and 37% in the three and nine months ended October 31, 2000 compared to approximately 35% and 36% in the comparable periods in 1999. Portal expects cost of services to increase substantially during the remainder of the fiscal year as a result of increased demand for services.

Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs for Portal's development and technical support efforts. Research and development expenses were $14.7 million in the three months ended October 31, 2000, an increase of approximately $7.9 million or 116% and $39.8 million in the nine months ended October 31, 2000, an increase of approximately $22.6 million or 131% over the comparable periods in 1999. The increase was primarily due to an increase in the number of research and development personnel necessary to support both expanded functionality of Infranet and increases in Portal's quality assurance, technical support and technical publications operations. Portal currently believes its investment in research and development will increase substantially during the remainder of the fiscal year as Portal hires additional research and development employees. Portal has not capitalized any software development costs to date.

Sales and Marketing Expenses

     Sales and marketing expenses consist of personnel and related costs for Portal's direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with Portal's recruitment of new and maintenance of existing strategic partnerships. Sales and marketing expenses were $26.3 million in the three months ended October 31, 2000, an increase of approximately $14.5 million or 123% and $72.1 million in the nine months ended October 31, 2000, an increase of approximately $44.1 million or 158% over the comparable periods in 1999. The increase was due to a number of factors including an increase in the number of sales and marketing personnel, the opening of new sales offices in the United States, Europe and Asia-Pacific and expenses incurred in connection with trade shows and additional marketing programs. Portal expects that sales and marketing expenses will increase substantially during the remainder of the fiscal year as Portal hires additional sales and marketing personnel, increases spending on advertising and marketing programs and establishes sales offices in additional domestic and international locations.

General and Administrative Expenses

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal and human resources and facilities as well as information system expenses not allocated to other departments. General and administrative expenses were $7.6 million in the three months ended October 31, 2000, an increase of approximately $3.8 million or 100% and $22.2 million in the nine months ended October 31, 2000, an increase of approximately $13.2 million or 147% over the comparable periods in 1999. The increase was primarily due to a higher number of general and administrative personnel and additional legal and accounting costs incurred in connection with business activities. Portal expects that general and administrative expenses will increase substantially during the remainder of the fiscal year as Portal hires additional general and administrative personnel and continues to incur greater legal and accounting costs in connection with expanding business activities.

Amortization of Deferred Stock Compensation

     Portal recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999, representing the difference between the exercise prices of options granted to acquire certain shares of common stock during fiscal year 2000 and the deemed fair value for financial reporting purposes of Portal's common stock on their respective grant dates. Portal amortized deferred compensation expense of approximately $0.9 million and $3.0 million during the three and nine months ended October 31, 2000 as compared to $1.8 and $6.8 million incurred during the comparable periods in 1999. This compensation expense relates to options awarded to individuals in all operating expense categories. Total deferred compensation at October 31, 2000 of approximately $3.4 million is being amortized over the vesting periods of the options using a graded vesting method. Amortization of deferred compensation is estimated to total $3.7 million in fiscal year 2001, $1.9 million in fiscal year 2002 and $0.7 million in fiscal year 2003.

Provision for Income Taxes

     The $1.2 and $2.8 million income tax provision shown for the three and nine months ended October 31, 2000 is primarily the result of tax on earnings
generated from domestic and foreign operations.   Due to Portal's positive
earnings for the three and nine-month periods, Portal reversed a portion of its valuation allowance against the previously established deferred tax assets for
which realization is considered more likely than not.   Under Statement of
Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. Based on the weight of available evidence, Portal has provided a valuation allowance against certain deferred tax assets. Portal will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

                        Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments (including restricted short-term investments) totaled $202.0 million at October 31, 2000, compared to a balance of $201.3 million at January 31, 2000.

     Portal generated $19.5 million in cash from operations in the nine months ended October 31, 2000, an increase of $17.0 million over the $2.5 million generated in the comparable period ended October 31, 1999. Net cash provided by operations in the nine months ended October 31, 2000 was primarily comprised of net income of $15.7 million, an $11.7 million increase in deferred revenue, a $7.6 million increase in other accrued liabilities and an increase in accrued compensation of $18.8 million. Also, amortization of deferred stock compensation, which is included in the results of operations, but does not require the use of cash, amounted to $3.0 million for the nine months ended October 31, 2000. These increases were offset by a $41.4 million increase in accounts receivable and a $3.8 million increase in other current assets and other assets.

     Portal has continued to make significant investments in software, equipment and facilities. During the nine months ended October 31, 2000, Portal purchased computer equipment and software, made leasehold improvements and purchased other capital equipment amounting to approximately $32.0 million, primarily to support its ongoing and expanding operations and information systems. None of the equipment was funded from Portal's equipment lease line facility.

     Portal has raised equity capital from investors to fund its operations. In fiscal 2000, Portal completed an initial public offering and concurrent private placements of stock to Cisco Systems, Inc. and Andersen Consulting LLC that collectively raised $102.4 million. Portal also completed a follow-on offering in October 1999, which raised approximately $106.0 million, net of underwriting commissions and expenses. During the same period, Portal raised an additional $6.6 million from sales of common stock issued from Portal's employee stock purchase plan and upon the exercise of stock options by employees and warrants by third parties, net of repurchases. During the nine months ended October 31, 2000, Portal raised an additional $18.8 million from sales of common stock issued from Portal's employee stock purchase plan and upon the exercise of stock options by employees, net of repurchases.

     On April 12, 1999, Portal agreed to enter into a strategic alliance with Andersen Consulting under which Andersen Consulting LLC agreed to provide services to Portal and the parties agreed to expand their existing marketing alliance and work closely together to expand their customer service and marketing relationship. Under this agreement, Portal agreed to pay Andersen Consulting LLC for its services a minimum services fee in cash of $2.8 million and a cash settled put for 400,000 of the shares which were purchased by Andersen Consulting LLC in a private placement concurrent with Portal's initial public offering. This put guaranteed a closing value of $6.0 million at the end of the first day of trading. Because the closing value exceeded $6.0 million, Portal was not required to make any payment with respect to this put. The definitive agreement was entered into, and the $2.8 million payment was made in March 2000. The resulting intangible asset is being amortized over a period of approximately four and one half years, the term of the alliance, beginning in April 2000.

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

                       RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued
FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. In June 1999, the FASB delayed implementation of FAS 133, so that implementation is now required for fiscal years beginning after June 15, 2000. As Portal does not currently engage in hedging activities, Portal expects that the adoption of FAS No. 133 will not have a material impact on its financial position or results of operations. Due to the delayed effective date, Portal will be required to implement FAS No. 133 for fiscal year 2002.

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

     This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this "Risks Associated With Portal's Business and Future Operating Results" section and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

IT IS DIFFICULT TO PREDICT OUR BUSINESS BECAUSE WE HAVE A LIMITED HISTORY OPERATING AS A PROVIDER OF CM&B SOFTWARE

     The results of operations for the quarter ended October 31, 2000 contained in this report are not necessarily indicative of results for fiscal year ending January 31, 2001 or any other future period. Moreover, Portal has a relatively brief operating history as a provider of CM&B software and had no meaningful license revenue until 1996. Therefore, Portal will experience the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including those discussed in this report. Our business strategy may not prove successful, and we may not successfully address these risks.

WE HAVE A SHORT HISTORY OF PROFITABILITY AND CANNOT BE CERTAIN THAT WE WILL SUSTAIN OR INCREASE PROFITABILITY

     In order to be profitable, we must increase our revenues. We may not be able to increase or even maintain our revenues, and we may not achieve sufficient revenues or profitability in any future period. We incurred net losses of approximately $7.6 million for fiscal year 2000, $17.4 million for fiscal year 1999, $7.6 million for fiscal year 1998 and $2.3 million for fiscal year 1997. We had a slight net profit in the fourth quarter of fiscal year 2000 and we had operating profits in the quarters ended April 30, 2000, July 31, 2000 and October 31, 2000.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS AND WE MAY FAIL TO MEET EXPECTATIONS

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below one or more of the expectations of public market analysts and
investors, and the price of our common stock may fall.   Failure by technology
companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. For example, our stock decreased significantly after the release of our financial results for the quarter ended October 31, 2000. Factors that could cause quarterly fluctuations include:

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS DUE TO SEASONAL VARIATIONS AND WE MAY FAIL TO MEET EXPECTATIONS

     We may also experience seasonality in our business. In many software companies, rate of growth of license fees revenues tends to decline from the fourth quarter of one year to the first quarter of the next year, due in part to the structure of sales compensation plans. If we experience such seasonality in the future, our rate of growth or absolute revenues could decline in the first quarter of a fiscal year compared to the preceding fourth quarter. In addition, the European operations of many companies experience some flatness in the summer months. Portal may also experience such a pattern in its European operations. For example, the rate of growth in our European operations in the second quarter of fiscal year 2001 was significantly lower than the rate of growth in our other regions. Such seasonality may cause our results of operations to fluctuate or become more difficult to predict and could cause us to fail to meet internal or analyst expected financial results.

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

     Significant technical challenges arise in our business because many of our customers purchase and implement Infranet in phases, deploy Infranet across a variety of computer hardware platforms and integrate it with a number of legacy systems, third-party software applications and programming tools. Implementation currently involves participation by our professional services group, which has limited resources. Some customers may also require us to develop costly customized features or capabilities, which increase our costs and consume our limited customer service and support resources. Also, revenues we derive from our services business have a significantly lower margin than revenues derived from licensing Infranet. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support, our operating margins could be harmed.

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

WE MUST HIRE AND RETAIN QUALIFIED SALES PERSONNEL TO SELL INFRANET

     Our financial success and our ability to increase revenues in the future depend considerably upon the growth and productivity of our direct sales force that has historically generated a majority of Portal's license revenues. This productivity and growth will depend to a large degree on our success in recruiting and training additional direct salespeople and retaining our existing salespeople. There is a shortage of direct sales personnel with the skills and expertise necessary to sell our products. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than we anticipate.

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

     A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, two customers accounted for 27% of total revenues for the quarter ended October 31, 1999 and one customer accounted for 10% of total revenue during the year ended January 31, 2000. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. We have initially targeted large ISPs, including on-line divisions of telecommunications carriers and other providers of Internet-based services, including the wireless divisions of telecommunications carriers. Some of the industries we have targeted are consolidating, which could reduce the number of potential customers available to us. In addition, several large telecommunications companies have announced decreases in their anticipated capital spending, which could have the effect of reducing future orders of our products.

OUR BUSINESS WILL SUFFER DRAMATICALLY IF WE FAIL TO SUCCESSFULLY MANAGE OUR
GROWTH

     Our ability to successfully offer Infranet and new products and services in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and have grown our headcount substantially. Our business will suffer dramatically if we fail to effectively manage this growth. On October 31, 2000, we had more than 1000 employees, compared to a total of 634 employees on January 31, 2000. We expect to continue to hire new employees at a rapid pace. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources and on our internal training capabilities. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. Although we have recently occupied two new buildings for our headquarters in Cupertino, California, we expect that we will also have to continue to expand our facilities in California and other locations, and we may face difficulties and significant expenses identifying and moving into suitable office space.

OUR SIGNIFICANT INTERNATIONAL OPERATIONS AND OUR PLANNED EXPANSION OF OUR INTERNATIONAL OPERATIONS MAKE US MUCH MORE SUSCEPTIBLE TO RISKS FROM INTERNATIONAL OPERATIONS

     For the quarters ended October 31, 2000 and 1999, we derived approximately 43% and 38% of our revenue, respectively, from sales outside North America. As a result, we face risks from doing business on an international basis, including, among others:

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

     .  loss of customers;

     .  failure to achieve market acceptance;

     .  diversion of development and implementation resources;

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

     The market for CM&B software and services is characterized by:

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

THE MARKETS IN WHICH WE SELL OUR PRODUCT ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

     We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We face competition from providers of traditional CM&B software such as Amdocs (which has recently acquired Solect Technology) and the Kenan Systems division of Lucent; emerging providers of Internet-specific billing software, such as Belle Systems, Geneva and Daleen Technologies, Inc.; and providers of Internet-based services that develop proprietary systems. We also compete with systems integrators and with internal MIS departments of larger telecommunications carriers. We are aware of numerous other major ISPs, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Infranet. We anticipate continued growth and competition in the on-line services and telecommunications industries and the entrance of new competitors into the CM&B software market, and that the market for our products and services will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may have not yet entered the market. Many of our current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than we do.

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

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF INTERNET-BASED SERVICES, WIRLESS SERVICES AND OTHER EMERGING SERVICES

     We sell Infranet to organizations providing Internet-based, wireless and other emerging services. Consequently, our future revenues and profits, if any, substantially depend upon the market acceptance and expanded use of services provided through the Internet and other communication methods. Rapid growth in the use of these services is a recent phenomenon and it may not continue. As a result, a broad base of regular users of such services may not develop, and the market may not accept recently introduced services and products that rely upon the adoption of such services, such as Infranet.

     Many of the companies that are marketing broadband access to the Internet or are offering new services over the Internet, wireless networks and other communication mediums are relatively new businesses. In the past year, many so called "dot.com" companies have failed, and financing for emerging Internet businesses appears to be increasingly more difficult for Internet companies to obtain. We believe that a decline in the rate of growth experienced in our North American operations in the third quarter of fiscal year 2001 is attributable in part to the difficulty experienced by several potential customers in receiving financing and a consequential impact on their decisions to make investments in CM&B products and services. In addition, several large telecommunications companies have announced decreases in their anticipated capital spending.To the extent that our customers and potential customers reduce their capital spending or fail to achieve sustained profitability or obtain adequate funding, the market for our products may be adversely affected, and we could experience greater risk and difficulty collecting receivables from those customers that do purchase our products and services. Either or both of those results could harm our business and financial results.

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

WE MAY EXPERIENCE DIFFICULTY INTEGRATING SOLUTION 42

     Portal acquired the business of SOLUTION42 in November 2000. We may experience problems integrating the business of SOLUTION42 into our business. Any integration problems could cause us to incur substantial unanticipated costs and expenses, which would harm our operating results. If we fail to integrate SOLUTION42's business successfully, we will incur substantial costs, which will increase our expenses and reduce any earnings or potentially result in operating losses. In addition, integration problems could divert management's attention from other business opportunities, which could result in slower revenue growth than anticipated or even declines in revenue. Integrating SOLUTION42's business with our business will be complex, time-consuming, and expensive, particularly due to the geographic distance between SOLUTION42's operations in Germany and our headquarters in California. This integration may disrupt our business if it is not completed in a timely, efficient and effective manner. We have never attempted to integrate an acquisition of this size and we may not be successful in doing so.

Specific integration challenges we will face include the following:

     . retaining existing customers, employees and strategic partners of SOLUTION42;

     . retaining and integrating management and other key employees of SOLUTION42;

     . combining product offerings and product lines effectively and quickly, including technical integration by our engineering team;

     . integrating sales efforts so that customers can easily do business with the combined company;

     . transitioning multiple information technology systems to a single system;

     . successfully developing and promoting a brand strategy and marketing it to existing and prospective customers; and

     . developing and maintaining uniform standards, controls, procedures, and policies.

ACQUISITIONS OF ADDITIONAL COMPANIES OR TECHNOLOGIES MAY RESULT IN FURTHER DISRUPTIONS TO OUR BUSINESS AND MANAGEMENT DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL AND OPERATIONS

     We may make additional acquisitions or investments in other companies, products or technologies in the future. If we make any acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

OUR REPORTED FINANCIAL RESULTS WILL SUFFER AS A RESULT OF PURCHASE ACCOUNTING TREATMENT OF THE SOLUTION42 ACQUISITION AND THE AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

     Purchase accounting treatment of the acquisition of SOLUTION42 will result in a large initial write-off and additional write-offs over the next several years, which could have a material and adverse effect on our operating results and the market price of our common stock. Under purchase accounting, we will record the following as an asset on our balance sheet:

     . the fair value of the consideration given for SOLUTION42'S outstanding common stock; and

     . acquisition-related direct transaction costs, including the fees of our legal, accounting, and financial advisors.

     We will allocate these costs to individual SOLUTION42 assets acquired and liabilities assumed. These assets and liabilities will include various identifiable intangible assets such as acquired developed technology, acquired trademarks and tradenames, and acquired workforce. Intangible assets, including goodwill, will be amortized over a period corresponding to the life of the relevant asset. In addition, we will allocate a portion of the purchase price for acquiring SOLUTION42 to in-process research and development which will be expensed in the fiscal quarter ending January 31, 2001.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND WILL BE VOLATILE

     The trading price of our common stock has fluctuated substantially in the past and will fluctuate in the future. This future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

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

     In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which have often been unrelated to the operating performance of these companies or our company. Decreases in the trading prices of stocks of technology companies are often precipitous. For example, the price of Portal's stock dropped rapidly and significantly during the first quarter of fiscal year 2001 and during the fourth quarter of fiscal year 2001 after the announcement of financial results for the preceding third quarter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about Portal's risk management activities includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described under the caption "Management's Discussion And Analysis Of Financial Condition And Results Of Operations and Risks Associated With Portal's Business And Future Operating Results."

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

     The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for Portals' investment portfolios as of October 31, 2000. This table does not include cash because cash is not subject to market risk. It also does not include long-term investments as they are held to maturity and, therefore, near-term changes in market rates will not result in losses. (In thousands, except interest rates):

                                       Maturing within         Maturing within
                                           1 Year                  2 Years           Thereafter             Total
                                       -----------------       -----------------     ------------         ---------
   As of October 31, 2000:
Cash Equivalents....................          $ 22,494         $             --                --         $  22,494
   Weighted Average Yield...........              6.64 %                     --                --              6.64 %
Investments.........................           138,838                   33,229                --           172,067
   Weighted Average Yield...........              6.48 %                   6.93 %              --              6.57 %
                                              --------                 --------                          ----------
Total Portfolio.....................          $161,332         $         33,229                --         $ 194,561
   Weighted Average Yield...........              6.50 %                   6.93 %              --              6.58 %

Impact of Foreign Currency Rate Changes

     During fiscal year 2000, most local currencies of our international subsidiaries weakened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. Portal believes that its exposure to currency exchange fluctuation risk has been insignificant primarily due to the denomination of our sales transactions in U.S. dollars. For the quarter ended October 31, 2000, there was an immaterial currency exchange impact from our intercompany transactions. As of October 31, 2000, we did not engage in foreign currency hedging activities.

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

PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) On November 8, 2000, Portal filed, with the Delaware Secretary of State, an amendment to its Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 250,000,000 to 1,000,000,000. The increase was approved by Portal's stockholders in July 2000.

(d) Use of Proceeds from Sales of Registered Securities.

On May 11, 1999, Portal completed an initial public offering of its Common Stock, $0.001 par value. The managing underwriters in the offering were Goldman, Sachs & Co., Credit Suisse First Boston, BancBoston Robertson Stephens and Hambrecht & Quist (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-72999) that was declared effective by the SEC on May 5, 1999. After deducting the underwriting discounts and offering expenses, Portal received net proceeds from the offering of approximately $58,642,000. None of Portal's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Portal or their associates, persons owning 10% or more of any class of equity securities of Portal, or an affiliate of Portal. Of the net proceeds, Portal has used approximately $45,979,000 for capital expenditures. Additionally, a portion of the net proceeds were used to repay long-term debt and line of credit obligations of $5,122,000 and capital lease obligations of $935,000. The remainder of the net proceeds is expected to be used for general corporate purposes, including working capital, capital expenditures and product development. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings; however, there are no current material agreements or commitments with respect to any such activities. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including Portal's future revenues and cash generated by operations and the other factors described under "Factors That May Affect Future Results". Accordingly, Portal retains broad discretion in the allocation of the remaining net proceeds of the offering.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          3.3  Certificate of Amendment to Restated Certificate of Incorporation

          27   Financial Data Schedule

          (b)  Reports on Form 8-K:

          None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


December 14, 2000                            PORTAL SOFTWARE, INC.


                                             By /s/ JACK L. ACOSTA
                                               -------------------------------
                                             Jack L. Acosta
                                                  Vice President
                                                  and Chief Financial Officer
                                                  (on behalf of the Registrant
                                                  and as the Principal Financial
                                                  Officer)

                    EXHIBIT INDEX TO PORTAL SOFTWARE, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED OCTOBER 31, 2000

Exhibit Number      Description
--------------      -----------

3.3                 Certificate of Amendment to Restated Certificate of
                    Incorporation

27                  Financial Data Schedule