Form 10-K
period 2001-01-31
PORTAL SOFTWARE INC
filed 2001-04-23
CIK 1080306

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

                  For the fiscal year ended January 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from      to

                       Commission file number: 000-25829

                             PORTAL SOFTWARE, INC.
            (Exact name of registrant as Specified in its Charter)

            Delaware                                77-0369737
 (State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)                Identification No.)

          10200 South De Anza Boulevard, Cupertino, California 95014
             (Address of principal executive offices and Zip Code)

      Registrant's telephone number, including area code: (408) 572-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on April 18, 2001 as reported on the NASDAQ National Market System, was approximately $1,024,379,891. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 18, 2001, Registrant had outstanding 171,525,756 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 18, 2001 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             PORTAL SOFTWARE, INC.

                                   FORM 10-K

                                FISCAL YEAR 2001

                                     INDEX

                                                                           Page
                                                                           ----
                                    PART I

 Item 1:  Business......................................................     3

          General Information...........................................     3

          Business Overview.............................................     3

          Industry Background...........................................     3

          The Portal Software Strategy..................................     4

          Infranet Software Platform....................................     5

          Foreign Language Support......................................     8

          Customer Service and Support..................................    10

          Partnerships..................................................    10

          Sales and Marketing...........................................    11

          Customers.....................................................    12

          Research and Development......................................    12

          Competition...................................................    12

          Intellectual Property.........................................    13

          Employees.....................................................    14

 Item 2:  Properties....................................................    14

 Item 3:  Legal Proceedings.............................................    14

 Item 4:  Submission of Matters to a Vote of Security Holders...........    14

                                    PART II

          Market for Registrant's Common Equity and Related Stockholder
 Item 5:  Matters.......................................................    17

 Item 6:  Selected Financial Data.......................................    18

          Management's Discussion and Analysis of Financial Condition
 Item 7:  and Results of Operations.....................................    20

 Item 7A: Quantitative and Qualitative Disclosures About Market Risk....    40

 Item 8:  Financial Statements and Supplementary Data...................    42

          Changes in and Disagreements with Accountants on Accounting
 Item 9:  and Financial Disclosure......................................    68

                                   PART III

 Item 10: Directors and Executive Officers of the Registrant............    68

 Item 11: Executive Compensation........................................    68

          Security Ownership of Certain Beneficial Owners and
 Item 12: Management....................................................    68

 Item 13: Certain Relationships and Related Transactions................    68

                                    PART IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14: K.............................................................    69

 Signatures..............................................................   71

 Exhibit Index...........................................................   72

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

   References in this document to "Portal", "we", "our" and "us" refer to Portal Software, Inc., a Delaware corporation, its predecessors and each of its subsidiaries. Portal, Infranet, IntegRate, Infranet Interconnect, Analyze, Simulate, the Portal logo, Infranet IPT, Infranet Cable and Real Time-No Limits are trademarks of Portal. Each trademark, trade name or service mark of any other company appearing in this report belongs to its holder.

Business Overview

   Portal develops, markets and supports business infrastructure software to manage next-generation communications and e-services. Our Infranet software platform addresses the needs of service providers to rapidly deploy new services, define new and various business models and price plans and bill their users. Portal's Infranet product enables the real-time provisioning and reporting of services, including such functions as account creation, user authentication and authorization, activity tracking, pricing and rating, billing and customer service, including self-service, all on a scale of up to millions of users. Service offerings supported by Infranet include wireless services; broadband and Internet services, such as DSL, cable and satellite; and next generation services, such as unified messaging, gaming and electronic content delivery. In contrast to solutions that require extensive customization, Portal's Infranet platform provides a standard product that can generally be used by a wide variety of service providers ranging from emerging small companies offering an innovative service to a small number of subscribers to large telecommunications carriers with millions of subscribers. Portal believes that by providing a platform with an open architecture with documented APIs, Infranet facilitates the development of new services that can be integrated with existing and new software applications and that can be interoperated with other new or existing services offered by other providers using Infranet. As of March 31, 2001, more than 420 customers have licensed Infranet, including AOL Time Warner, Qwest Communications Corp. ("Qwest"), Sprint, NTT, Deutsche Telekom, France Telecom S.A., Telenor Mobil AS and China Telecom.

Industry Background

   The rapid growth of wireless communications and the Internet in recent years is a global phenomenon that is fundamentally changing the nature of the telecommunications industry. Web user growth, coupled with the growth of new types of on-line and electronic commerce, or e-commerce, services, has driven the emergence of new service providers such as broadband providers, Internet service providers ("ISPs"), application service providers ("ASPs"), Internet telephony providers and many others. Similarly, the dramatic increase in the use of wireless telephones is creating an opportunity for numerous new wireless based data and voice services. In addition, these major changes are creating opportunities for numerous new types of services that can be delivered over these new communication networks, such as gaming, unified messaging, music, financial information and other electronic content. Furthermore, as mobile voice, cable television and Internet access services become more mature or commoditized, the providers of these services are focusing on developing premium and value added services to increase revenue from their customers. Providers of these communication and e-services need flexible, powerful business infrastructure software that is readily adaptable to a wide range of services and smoothly scales from hundreds to millions of users.

   The traditional customer management and billing ("CM&B") systems of communications companies were typically designed to service one particular type and size of service provider--a large, traditional RBOC-type carrier, for example, or a small competitive cellular telephone provider and to interface with and process data from the specific equipment and technologies used in circuit switched wireline telephone, cellular telephones or cable television networks. These traditional CM&B solutions can generally be characterized as
(1) inflexible, (2) capable only of periodic processing or "batch-oriented",
(3) proprietary, (4) centralized and (5) difficult to evolve to meet the complex requirements of providers of new wireless and Internet-based services. As a result, there is often no smooth evolution path; as the numbers of subscribers and services grow, a "forklift upgrade" to an entirely different CM&B product is often required. Finally, existing CM&B solutions are often not able to address one of the most fundamental requirements facing providers of new communication services: minimizing the time to market for new products and services. Accordingly, Portal believes that most of these older systems will need to be upgraded or replaced with new products adapted to the changing environment.

The Portal Software Strategy

   Portal's strategy is to establish itself as the business platform of choice for providers of next generation communication services. Key elements of this strategy are:

   Off-the-Shelf Software Platform. Portal has focused on the development of an off-the-shelf software platform that can address the rapidly changing, highly flexible requirements of the evolving communications networks and service offerings. Portal's platform provides a framework for integration with a wide variety of other business systems and a foundation for the development of market-specific solutions. Although there are unique aspects to every service, most share the same underlying business infrastructure requirements, such as transactional security, financial security and ability to be rapidly deployed. Rather than provide a highly customized solution to every customer, our platform strategy enables Portal to provide every customer with the same basic product, which, in contrast to customized "one off" solutions, creates a future support and upgrade path to all its customers. Moreover, this approach enables Portal to translate its experience across a wide variety of markets and leverage its research and development efforts into improvements to the platform that can in turn benefit a broad range of Portal's existing and potential customer base. To meet the unique requirements of specific markets and industries, our platform has been designed to enable Portal and its partners to develop specific solution sets that integrate with the core platform to address those unique and evolving requirements. For example, there are modules for our Infranet platform specifically designed for providers of Wireless data services, Internet telephony and cable broadband, to name a few. Portal believes that this approach facilitates the rapid development of unique solutions to address new services without the need for Portal, its system integration partners or customers to build an entirely new infrastructure to support each such service.

   Leverage Partnerships and Alliances with Systems Integrators and with Platform, Software and Network Equipment Providers. Portal has established a series of partnerships and alliances with systems integrators, such as Accenture (formerly Andersen Consulting), Cap Gemini Ernst & Young, NTT Soft and PricewaterhouseCoopers and hardware platform, software and services providers, such as Cisco, Compaq, Hewlett-Packard, Microsoft, Oracle and Sun Microsystems. These partners and alliances provide a global extension of Portal's direct sales force and are a significant source of leads and referrals. This network of partners also enables Portal to focus on being a software platform provider while offering a complete solution using third-party components that perform complementary functions such as taxation or payment processing. In addition, Portal's systems integrator partners are trained to implement Infranet and integrate Infranet with customers' existing legacy systems. Portal seeks "best of breed" partners in each particular area, to associate Infranet with market-leading technologies, products and systems integrators. Portal believes that this partnership strategy provides it with a competitive advantage and serves as a "force multiplier" which leverages Portal's own internal capabilities.

   Grow with Customers and the Markets. While initial sales to customers are often substantial, Portal's strategy is to maximize its available opportunities for long-term revenue growth by targeting service providers it believes have excellent growth prospects and capitalizing on additional sales opportunities with its customers. Portal's subsequent revenue growth can then occur through the addition of subscribers, add-on component sales, additional sales for other users by or to other divisions of an existing customer and maintenance and support agreements. In turn, Portal intends to continue to evolve and refine its business to track the growth of next generation communication services, so that as these services proliferate, Portal's market and revenue growth opportunities will also increase. Accordingly, Portal typically prices its products on a per-subscriber basis so that they are cost-effective for new, promising services that may in time become successful and grow to be leaders in their market segments and long-term, loyal customers.

Infranet Software Platform

   Portal's core product, Infranet, is specifically designed to meet the complex, mission-critical provisioning, accounting, reporting and marketing needs of providers of next-generation communication services. Portal's Infranet software is a real-time, scalable platform that enables service providers to address the critical business needs of customer management, services support and accurate and timely billing, while also providing a broad and flexible platform for both the integration of existing products and services and the rapid development and deployment of new ones. In the past year, Portal introduced new versions of Infranet which offer significantly enhanced features and performance. Portal also introduced several new optional additional Infranet modules during the last year designed to meet the needs of specific industry or usage requirements, such as Wireline Manager for circuit-switched voice services and Cable Manager for cable modem-based services. In November 2000, Portal acquired SOLUTION42 AG ("Solution42") and its subsidiaries, a provider of rating and customer management products and services targeted at telecommunications providers. Based on the Solution42 and Infranet technologies, Portal introduced in February 2001, a number of additional products initially focused on wireless service providers.

 Managing the Customer Life Cycle

   The process of managing and billing customers involves a series of actions beginning with account creation through billing and post transaction reporting. Portal refers to these stages of customer interaction as the "customer life cycle." Infranet integrates the functionality for each stage of the customer life cycle with a single, unified customer database and a coordinated set of modular features and functions. The database acts as the repository for all data collected in real time during each stage of the customer life cycle as follows:

   Account Creation and Service Provisioning. Infranet supports a variety of registration standards and has all of the features necessary to register subscribers quickly. The Infranet registration process collects the data needed to provision and bill the subscriber for services, while also allowing service providers to collect additional subscriber profile information they may desire. As the data is collected and verified, Infranet creates customer accounts and activates the selected services in real time.

   Authentication and Authorization. Infranet authenticates users based on a user name and password, checks account status and authorizes access to individual services. Infranet can also check for duplicate user names and available credit or resources, enabling service providers to more effectively detect and prevent fraud and bad debt.

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

   Billing and Accounts Receivable. Infranet's billing and payment system has been designed for flexibility from the ground up. Billing cycles can be any multiple of a month and can begin on any day of the month. Because of Infranet's real-time capability, accounts can be accurately closed at the end of the billing cycle, irrespective of when the billing process actually takes place. Infranet also supports multiple currencies and payment in real time, through interfaces with credit card processing systems such as Paymentech and Clear Commerce, or by invoice. A modular payment interface lets customers integrate additional payment methods and a general ledger interface lets service providers allocate journal entries using a general ledger code. Infranet supports both open item and balance forward accounting.

   Customer Management. Customer service representatives can access customer data through an intuitive, graphical user interface. Infranet organizes customer information into a variety of standard screens, which can also be readily modified or configured. Service representatives can:

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

   Reporting. Using the data in the Infranet unified customer database, service providers can create reports that provide business intelligence to operations, finance, sales and marketing personnel. Infranet includes a full set of customizable reports and also supports new report development.

 Product Offerings

   Infranet Base Platform. Portal's product line consists of the Infranet customer management and billing platform and a number of optional modules that extend the platform for specific market and customer needs. Most of these optional modules require the Infranet base system. Others can be purchased either standalone or in conjunction with the Infranet base system.

 Operational Extensions

   Infranet Brand Manager: Enables a host provider to create multiple brands, sometimes referred to as virtual or branded service providers, within one installation of Infranet. To ensure brand data protection, Infranet uses a hierarchical security based framework for segmenting each brand by its relevant system data, including accounts, pricing plans, services and reports. Infranet will establish roles for all users, including the Customer

Service Representative, Administrator and Customer, and restricts access within a given role to information pertaining to the brands for which the user is privileged. A set of brand management tools allows providers to create and maintain brand information and security.

   Infranet DNA: This option is designed for customers requiring high availability and fault tolerance. Infranet DNA (distributed nonstop architecture) uses remote, limited scope satellite installations of Infranet to handle user authentication, service authorization and event queuing. During normal operation, these satellites are updated in real time from the main database to allow for real-time operation in the geographically distributed environments typical to many service providers. In the event the main database is offline, the satellites allow the provider to maintain continuous operation so that customers are not denied access to services and revenue-generating events are not lost.

   Infranet Multi-DB: Enables the distribution of accounts across multiple databases in a single Infranet installation to support very large subscriber counts and provide additional scalability.

  Functional Extensions

   Infranet Inetgrate: Provides a high performance convergent rating and pre-billing solution with advanced functionality including usage data manipulation, CDR enrichment, zoning, rating and discounting. A multi-pipeline architecture offers parallel rating for all types of billing across multiple services.

   Infranet Interconnect: Supports automated interconnect billing for sophisticated interconnect agreements with both established and new network service providers. The system's high-performance rating engine checks, interprets and aggregates event details in near real time. A flexible reporting system then creates statements for interconnect events, including incoming, out-going and transit interconnect activities.

   Infranet Analyze: Augments Infranet IntegRate with multiple price plan analysis and aggregation of business information for decision support purposes. Operates in parallel with standard rating for "one-touch" CDR processing and data condensation that greatly reduces processing hardware and storage requirements.

   Infranet Simulate: Provides customer base segmentation by analyzing usage patterns and contract data and offers creation and simulation of new and complex products and tariffs against customer segments. Enables estimation of revenue and profit margins for a new tariff or product and assessment of the impact of a new product or tariff on current revenue and profit margins.

  Service and Integration Managers

   Email Manager: Integrates Infranet with Sendmail to authenticate user login to email services and provide real-time authorization of incoming emails.

   Dial-Up Manager: Provides real-time authentication, authorization and accounting for dial-up IP access services through RADIUS-based integration with terminal server hardware.

   LDAP Manager: Provides a real-time interface to LDAP (Lightweight Directory Access Protocol) directory systems.

   IPT Manager: Provides integrated support for features needed by providers of IP telephony services, such as real-time architecture, support for a broad range of services and pricing plans, out-of-the-box gateway integration, prepaid calling card support and zone-based rating. Infranet IPT is designed to optimize resources for each step of the Internet telephony process, such as setting up calls, monitoring calls in progress, tracking usage and billing users.

   Netflow Manager: Integrates Infranet with Cisco NetFlow to provide a solution for flexible tracking, rating and billing of bandwidth usage.

   Infranet Cable/Teracomm Manager: Enables provisioning of Terayon's TeraComm proprietary cable modem access network. A subscriber can create an account and select services in Infranet and the network service parameters are copied to an LDAP directory server using Terayon's provisioning schema.

   Infranet Subscriber Services Manager (Infranet SSM): Supports the Cisco Service Selection Gateway, one of a class of products broadly referred to as "Subscriber Service Management Systems" which offer the broadband consumer a wide variety of value-added service options and an easy way to select/deselect and use the services. Infranet SSM allows service providers to offer and provision value-added services and also rate and bill the customers for the usage of the services--all in real time.

   Infranet Wireline Manager: Extends Infranet with support for circuit-switched wireline voice services. Provides out-of-the-box integration with wireline mediation, taxation and fraud analysis packages.

   Infranet EAI Manager: Publishes Infranet business events and allows the provider to integrate Infranet with enterprise applications directly or using a connector from an EAI (Enterprise Application Integration) middleware vendor.

   Infranet Cisco VPN Manager: Provides an out-of-the-box integration with Cisco VPN Solution Center to support billing for VPN services.

   Infranet Narus Manager: Provides an out-of-the-box integration with the Narus mediation package to collect and import IP usage for rating and billing for IP based services.

Foreign Language Support

   Portal provides localized versions of Infranet in ten languages, consisting of English, traditional Chinese, simple Chinese, French, German, Italian, Japanese, Korean, Portuguese and Spanish.

 Business Benefits

   Infranet is designed to enable service providers to capture the business benefits of increased revenues, reduced costs and improved customer service through its ability to manage customers and the billing of services.

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

   Reduced Costs. Infranet is designed to be an out-of-the-box solution that minimizes the service provider's software implementation, maintenance and subscriber servicing costs. Through the immediate validation of subscriber data and verification of credit, Infranet reduces the need for data correction and the incidence of credit problems. In addition, subscribers can access their billing and service information directly, which reduces the degree of costly person-to-person service required to satisfy the subscriber. Real-time monitoring and authentication substantially reduce the opportunities for fraud by ensuring that access to the service provider's network is granted only if the user has been properly verified. Infranet's monitoring and data analysis capabilities can help the service provider pinpoint unprofitable offerings or identify a degree of usage that justifies volume purchases of specific resources such as high-speed data circuits at a lower cost.

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

 Infranet Technology

   Portal's software architecture consists of the Infranet platform, upon which market specific functionality is layered using documented open APIs. This approach, designed from the start to use object-oriented programming techniques, enables new processes and services to be readily incorporated, thus allowing an evolving multi-service model to be built without the need to change the underlying software foundations. Similarly, changes can be made in the object-based platform without affecting the behavior of the market specific functions. Portal designed Infranet to meet the critical functional requirements sought by service providers. These requirements include scalability, enterprise integration and interoperability, comprehensive functionality and ease of use, flexibility and improved time to market--all operating on a real-time basis.

   Scalability and Reliability. Infranet runs on a wide range of systems, from a laptop computer running Windows NT to a large cluster of UNIX-based servers. Infranet has been designed, using object-oriented programming methodologies, to scale from hundreds to millions of users through the incremental addition of servers. This capability allows a service provider to grow its business operating system infrastructure incrementally as its level of business grows without the need for architecture redesign or large-scale system replacements. For example, new servers can be added without taking the system offline, eliminating costly downtime. By running Infranet on multiple servers, a service provider can reduce exposure to various types of failures, including individual server failure, power failure and loss of physical facilities. Automatic load balancing features smooth out usage spikes and ensure high availability. Infranet's object-to-relational data model is optimized for high performance on-line transaction processing and high reliability.

   Enterprise Integration and Interoperability. Infranet has been designed with documented, open APIs that allow Portal, its customers, partners and third party software developers to integrate Infranet with existing applications and services requiring minimal effort and programming overhead. This capability enables new services to be deployed quickly and efficiently while maintaining smooth interoperability with pre-established services. For example, a telecommunications carrier might use Infranet to add Internet-related services which then appear on a subscriber's monthly telephone bill. Infranet runs on server operating systems from Hewlett-Packard, Microsoft and Sun Microsystems and utilizes database software from Microsoft and Oracle. Infranet also can be readily integrated with a variety of packaged software applications, such as help desk, accounting, taxation and payment systems.

   Comprehensive Functionality and Ease of Use. Portal has drawn on its own experiences to develop a comprehensive suite of pre-defined, ready-to-use customer management and billing functions, such as customer registration, business policies, pricing plans and payment methods. Portal also seeks to provide upgrades and enhancements to Infranet on a regular basis, with a strong emphasis on response to customer feedback. Infranet employs a simple, intuitive Windows-based user interface for efficient addition and deletion of services and functions, as well as a set of templates for Web-based capabilities such as subscriber registration, password changes and account balance inquiries. Infranet addresses the entire customer management and billing life cycle, from account creation to monitoring and pricing to back-end management and reporting.

   Flexibility and Improved Time to Market. Infranet is designed to be a modular, extensible software product. This flexibility allows each Portal customer to tailor its individual Infranet installation to meet the exact needs of a particular environment, set of services and group of subscribers. The service provider is thereby empowered to respond quickly to the rapidly changing needs of the next-generation communications and e-services marketplace. In addition, Infranet can generally be configured to a service provider's needs relatively quickly, enabling its customers to improve their time to market with new products and services.

   Pricing

   Portal has structured the pricing of its products to accommodate its target customer segments, including the large telecommunications companies, next-generation communications companies and e-services providers. Portal typically prices its software products on a per subscriber basis, with customary volume discounts. Supplemental purchases of additional components are also priced on a per subscriber basis, while annual maintenance and support contracts are priced as a percentage of the associated license revenues. Portal's initial sales of licenses and associated services, maintenance and support generally range from several hundred thousand dollars to several million dollars.

Customer Service and Support

   Portal believes that a high level of customer service and support is critical to the successful sale and usage of its products. Portal provides support to its customers through maintenance and support agreements. Support includes assistance with technical problems related to the use of Portal's software and software maintenance and upgrade releases. Portal generally provides its base level of customer support via an Internet-based customer management system and higher levels of support via telephone and on-site technical assistance. Portal provides customer technical support for its products primarily from its Cupertino, California location and from its facilities in Virginia, the United Kingdom and Hong Kong. Portal plans to establish additional customer support sites domestically and internationally commensurate with customer needs.

   Portal also offers project implementation services to assist customers in the project planning and implementation of the Portal solution. Portal consulting services are also available for customers requiring assistance in software configuration, upgrade assistance or other Infranet-related technical services. Portal professional services consultants are located in several cities in the United States and various countries outside the United States. Portal has a leveraged business model based on using systems integrator partners to provide jointly or separately a range of services, including first-line technical support and project implementation services, in various locations around the world.

Partnerships

   Portal has established a series of partnerships and alliances with systems integrators such as Accenture, Cap Gemini Ernst & Young, NTT Soft and PricewaterhouseCoopers and hardware platform, software and network equipment providers such as Cisco, Compaq, Hewlett-Packard, Microsoft, Oracle and Sun Microsystems. Portal employs this network of partnerships to both expand its sales, service and marketing capabilities and to extend the technical and functional application of its solution. Portal's network of partnerships allows Portal to maintain its focus as a product company while simultaneously obtaining sales, technical and service leverage through its partners.

   There are two types of partners in Portal's "Market Partnership Model":

   Market Partners. Portal leverages its own sales and marketing efforts by taking advantage of the marketing and lead generation capabilities of its market partners. Market partners are specialized technology and services firms that adapt Portal's products to the needs of a specified market segment. For example, in the wireless market, SignalSoft Corporation and OpenWave Systems, Inc. provide complementary services and technologies, which are integrated with Infranet through Portal's open APIs. In turn, a set of systems integrators, such as Accenture, Cap Gemini Ernst & Young, NTT Soft and PricewaterhouseCoopers, adapts this combination of Infranet and add-on technologies to the specific environment of each provider of on-line services. This combination of add-on technology and systems integration allows Portal to serve as the enabling technology for a complete solution in each of its markets. This approach also provides a mechanism for Portal to enter new markets as opportunities develop.

   Platform Partners and Alliances. Portal forms partnerships and alliances with network equipment and hardware platform providers, such as Cisco, Compaq, Hewlett-Packard, Nokia and Sun Microsystems, database software developers such as Microsoft and Oracle and software applications developers with best-of-breed products to provide superior solutions to its customers. By providing its partners with a fully documented set of open APIs, Portal ensures that Infranet can interoperate with their products. This allows Portal to partner with the leading-edge vendors in each area of functionality and provides the flexibility to rapidly adopt new products and technologies rapidly.

Sales and Marketing

 Sales

   Portal's sales strategy is to pursue targeted accounts through a combination of a direct sales force and distribution partners. Portal targets its sales efforts at providers of next-generation communications and e-services ranging from emerging growth companies to the largest telecommunications companies.

   Portal maintains direct sales personnel in twelve states across the United States and internationally in Australia, Canada, China, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, Poland, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. The direct sales force is organized into individual account teams, which include both sales representatives and systems engineers. Portal generates leads from contacts made through marketing partners, seminars and conferences, which are usually co-sponsored by marketing partners, market research, its Web site, trade shows, customers and its ongoing public relations program. The direct sales force is complemented by telemarketing representatives. Portal qualifies the leads and assigns an account team to prospective customers. The account team then initiates the sales process, which generally involves multiple presentations to information technology and business professionals within the prospective customer's organization. Portal intends to increase the size of its direct sales force and establish additional sales offices domestically and internationally.

   Portal complements its direct sales force with a series of partnerships and alliances with systems integrators such as Accenture, Cap Gemini Ernst & Young, NTT Soft and PricewaterhouseCoopers, as well as with hardware platform and software applications developers and service providers such as Cisco, Compaq, Hewlett-Packard, Microsoft and Sun Microsystems. These partners provide a global extension of Portal's direct sales force and are a significant source of leads and referrals. Portal believes these relationships also serve to validate its technology and facilitate broad market acceptance of Portal products. Portal's direct sales force works closely with its reseller partners.

   Portal has derived, and anticipates continuing to derive, a significant portion of its revenues from customers that have significant relationships with Portal's market and platform partners. Many of these partners also work with competing software companies and Portal's success will depend on their willingness and ability to devote sufficient resources and efforts to marketing Portal's products. Portal's agreements with these parties typically are in the form of non-exclusive agreements that may be terminated by either party without cause or penalty and with limited notice. In some cases, the agreements permit the partner to resell Portal's products or provide for the payment to the partner of a referral fee. There can be no assurance that Portal will be able to successfully maintain existing relationships or to establish relationships with additional partners.

 Marketing

   Portal's marketing programs are focused on creating awareness of, and generating interest in, Portal products. Portal engages in a variety of marketing activities, including:

  .  managing and maintaining its Web site;

  .  conducting direct mailings and ongoing public relations campaigns;

  .  conducting seminars;

  .  participating in industry tradeshows; and

  . establishing and maintaining relationships with recognized industry analysts.

   Portal is an active participant in technology-related conferences and demonstrates its products at trade shows targeted at providers of next-generation communications and e-services. Portal also focuses on a range of joint marketing strategies and programs with its partners in order to leverage their existing strategic relationships and resources.

Customers

   Portal's typical customers are providers of wireless, Internet-based and other next generation communication services. As of March 31, 2001, Portal had licensed Infranet to more than 420 customers worldwide, including: AOL Time Warner, Vodafone UK, Sprint, US West, Qwest, Juno Online, Deutsche Telekom, France Telecom, China Telecom, UUNET and Viag Interkom.

   In fiscal year 2001 and 1999, no individual customer accounted for 10% or more of Portal's total revenues. In fiscal year 2000, one customer accounted for 10% of Portal's total revenues.

   A substantial portion of Portal's license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitment contracts. As a result, if a contract is cancelled or deferred or an anticipated contract does not materialize, Portal's revenues would be materially and adversely affected.

Research and Development

   Portal believes that strong product development capabilities are essential to its strategy of enhancing its core technology, developing additional applications incorporating that technology and maintaining the competitiveness of its product and service offerings. Portal has invested significant time and resources in creating a structured process for undertaking all product development. This process involves several functional groups at all levels within Portal and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. In addition, Portal has recruited key engineers and software developers with experience in the enterprise, database and operating system software markets and has complemented these individuals by hiring senior management with experience in software used by providers of next-generation communication services.

   Portal's research and development expenses totaled approximately $57.7 million, $26.1 million and $11.3 million for fiscal years 2001, 2000 and 1999, respectively. As of March 28, 2001, approximately 378 employees were engaged in research and development activities.

Competition

   Portal competes in markets that are new, intensely competitive, highly fragmented and rapidly changing. Portal competes on the basis of performance, functionality, flexibility, scalability, extensibility, ease of integration and price. Portal believes it competes favorably with respect to those factors. Portal faces competition from providers of CM&B software such as Amdocs Ltd. (which acquired Solect Technology), the Kenan Systems division of Lucent Technologies, Digiquant A/S and Convergys Corporation (which has acquired Geneva Technology Ltd.). Portal also competes with systems integrators and with internal MIS departments of large telecommunications carriers. Portal is aware of other major ISPs, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Infranet. The failure of Portal to develop products that compete successfully with those of other suppliers in the market would harm our business.

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

Intellectual Property

   Portal relies upon a combination of patent, copyright, trade secret and trademark law to protect its intellectual property. Portal currently has three issued U.S. patents relating to its technology that expire in 2017. While Portal relies on patent, copyright, trade secret and trademark law to protect its technology, Portal believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to Portal's technology.

   Portal generally enters into confidentiality or license agreements with its employees, consultants and corporate partners and generally controls access to and distribution of its software, documentation and other proprietary information. Despite Portal's efforts to protect proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology or to develop products with the same functionality as Portal's products. Policing unauthorized use of its products is difficult and Portal cannot be certain that the steps it has taken will prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. In addition, certain of Portal's license agreements require it to place the source code for Infranet into escrow. Such agreements generally provide that these parties will have a limited, non-exclusive right to use this code if:
(i) there is a bankruptcy proceeding by or against Portal; (ii) Portal ceases to do business without a successor; or (iii) Portal discontinues providing maintenance and support.

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

Employees

   As of April 4, 2001, Portal had 1,486 employees, 469 of whom were engaged in professional service, customer service and support, 423 of whom were in sales and marketing, 370 of whom were in engineering and 224 of whom were in finance, administration and operations. Portal's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of who is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of Portal's key employees could harm its business. Portal's future success also depends on its continuing ability to attract, assimilate and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, particularly in the San Francisco Bay Area where Portal is headquartered, due to the limited number of people available with the necessary technical skills and understanding of the Internet and communications networks and there can be no assurance that Portal can retain or attract key personnel in the future. None of Portal's employees are represented by a labor union. Portal has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

   Portal leases for its headquarters two buildings of approximately 142,700 and 93,200 square feet, respectively, in Cupertino, California. Portal occupies these premises under two leases expiring in December 2010. In connection with its relocation to these two buildings, Portal vacated a 24,455 square foot facility and subleased it for the remainder of the lease term, which expires in October 2003. In addition to its principal office space in Cupertino, California, Portal also leases facilities and offices domestically in California, Colorado, Connecticut, Georgia, Illinois, Massachusetts, New York, New Jersey, Pennsylvania, Texas, Virginia and Washington and internationally in Australia, Canada, China, Hong Kong, France, Germany, Italy, Japan, Malaysia, Mexico, Poland, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. These leases are for terms expiring from April 2001 to April 2021. Portal believes that the facilities it currently leases for its headquarters are sufficient to meet its needs through the next twelve months. Portal also owns two buildings in Quickborn, Germany comprising approximately 1,908 square meters of space. Portal plans to lease additional space in other locations to support the evolution of its foreign operations and domestic sales and marketing organizations.

   Securing and building out facilities takes significant lead time. Furthermore, because of the need to satisfy projected future expansion, the amount of space leased is generally more than the amount currently required. As a result, we frequently sublease the portions of leased facilities that we have leased to meet our future expansion plans but do not currently need. Portal has leased approximately 73,120 square feet and 38,140 square feet for its regional headquarters facilities in Herndon, Virginia and Slough, United Kingdom, respectively, for terms of ten and twenty years. The amounts leased exceed our current requirements and Portal plans to sublease a majority of the facilities for a portion of the lease term. To the extent that we are unable to sublease surplus space at an amount equal to our rent obligations for that space or to the extent sublessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we initially planned. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and adversely affect our financial results for that period.

ITEM 3. LEGAL PROCEEDINGS

   Portal is not currently a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the executive officers of Portal as of April 1, 2001:

           Name         Age                       Position
           ----         ---                       --------
   John E. Little...... 43  Chief Executive Officer, President and Chairman of
                             the Board of Directors

   Jack L. Acosta......  53 Chief Financial Officer and Vice President, Finance

   Marc Aronson........  44 Vice President, Engineering

   Mitchell L. Gaynor..  41 Vice President, General Counsel and Secretary

   David S. Labuda.....  37 Chief Technology Officer

   Kevin P. Mosher.....  44 Vice President, Sales

   Michael E. Regan....  45 Vice President, Professional Services

   Steven R. Sommer....  46 Vice President, Marketing and Business Development

   Annette D. Surtees..  45 Vice President, Human Resources

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

   Jack L. Acosta. Mr. Acosta has served as Chief Financial Officer and Vice President, Finance since February 1999. In addition, Mr. Acosta served as Secretary from February 1999 through April 1999. From July 1996 to January 1999, Mr. Acosta served as Executive Vice President and Chief Financial Officer for Sybase, Inc., a database company. From December 1994 until July 1996, Mr. Acosta served as Vice President, Engineering Services, Integration and Business Management of Sybase. From March 1993 until December 1994, Mr. Acosta served as President, Chief Operating Officer and a director of Tanon Manufacturing, Inc., a manufacturing and engineering services company. Prior to March 1993, Mr. Acosta held various management positions at Ungermann-Bass Inc., Atari, Inc., Diablo Systems, Inc. and Ford Motor Company. Mr. Acosta has announced his intention to retire in mid-2001.

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

   Mitchell L. Gaynor. Mr. Gaynor joined Portal in April 1999 as General Counsel and Secretary. In December 1999, he became Vice President, General Counsel and Secretary. From January 1997 to April 1999, Mr. Gaynor served as Vice President, General Counsel and Secretary of Sybase. From May 1996 to January 1997, he served as Vice President and Associate General Counsel of Sybase and from February 1993 to May 1996, Mr. Gaynor served as Senior Corporate Counsel of Sybase.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

                                                                 High     Low
                                                                ------- -------
     Fiscal 2000:
       Quarter ended July 31, 1999............................. $29.969 $13.875
       Quarter ended October 31, 1999.......................... $36.500 $17.125
       Quarter ended January 31, 2000.......................... $63.000 $29.313

     Fiscal 2001:
       Quarter ended April 30, 2000............................ $83.938 $31.250
       Quarter ended July 31, 2000............................. $71.500 $35.125
       Quarter ended October 31, 2000.......................... $62.000 $28.813
       Quarter ended January 31, 2001.......................... $39.875 $ 4.906

   Portal has never paid cash dividends on its capital stock. Portal currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The closing sale price of Portal's Common Stock as reported in the NASDAQ National Market System on April 18, 2001 was $8.66. The number of stockholders of record of Portal's Common Stock as of April 10, 2001 was 739.

   During fiscal year 2001, Portal issued unregistered securities to a limited number of persons as follows:

   On November 2, 2000 in connection with the acquisition of Solution42 AG Portal issued 7,500,000 shares of common stock into escrow pending the exercise of certain options to receive Portal common stock in exchange for stock in a Portal subsidiary. In January 2001, the former shareholders of Solution42 partially exercised their options and received 5,317,439 of the shares of common stock held in the escrow. Up to the balance of 2,182,561 shares of Portal common stock may be issued upon satisfaction of certain contractual commitments and exercise of the remaining exchange options held by the former Solution42 shareholders.

   None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering and Portal believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, Regulation D promulgated thereunder or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients in these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with Portal or otherwise, to information about Portal.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following table shows selected consolidated financial data for Portal Software, Inc. ("Portal") for the past five fiscal years. To better understand the data in the table, investors should also read the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Portal and the Notes to Consolidated Financial Statements. The basic and diluted net loss per share and the pro forma basic and diluted net loss per share computations exclude potential shares of common stock (options and common stock) subject to repurchase rights held by Portal, preferred stock and warrants, since their effect would be antidilutive. Pro forma net loss per share gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance. See Note 1 of Notes to Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share and pro forma basic and diluted net loss per share. This table has been restated to reflect the impact of a two-for-one stock split, which became effective on January 20, 2000. See
Note 7 in Notes to Consolidated Financial Statements. The historical results are not necessarily indicative of results to be expected for any future period.

                                          Years Ended January 31,
                                 ----------------------------------------------
                                   2001      2000      1999     1998     1997
                                 --------  --------  --------  -------  -------
                                  (in thousands, except per share amounts)
Consolidated Statement of
 Operations Data:
Revenues:
  License fees ................  $180,334  $ 67,049  $ 13,536  $ 6,892  $ 3,944
  Services ....................    87,973    36,000    13,133    2,524    1,101
                                 --------  --------  --------  -------  -------
    Total revenues ............   268,307   103,049    26,669    9,416    5,045
Costs and expenses:
  Cost of license fees ........     4,917     2,596       458      970       62
  Cost of services.............    59,555    22,808     9,425    2,152      518
  Amortization of purchased
   developed technology........       862        --        --       --       --
  Research and development.....    57,685    26,090    11,252    5,628    2,527
  Sales and marketing..........    96,836    43,671    14,112    5,436    2,371
  General and administrative...    31,886    15,349     6,253    2,616    1,821
  Amortization of deferred
   stock compensation .........     3,726     8,235     2,297       --       --
  In-process research and
   development.................     9,200        --        --       --       --
  Amortization of goodwill.....    14,864        --        --       --       --
                                 --------  --------  --------  -------  -------
    Total costs and expenses...   279,531   118,749    43,797   16,802    7,299
                                 --------  --------  --------  -------  -------
Loss from operations...........   (11,224)  (15,700)  (17,128)  (7,386)  (2,254)
Interest and other income,
 net...........................    12,898     9,696       435     (201)     (20)
                                 --------  --------  --------  -------  -------
Income (loss) before income
 taxes.........................     1,674    (6,004)  (16,693)  (7,587)  (2,274)
Provision for income taxes.....    (3,981)   (1,616)     (715)     --       --
                                 --------  --------  --------  -------  -------
Net loss.......................  $ (2,307) $ (7,620) $(17,408) $(7,587) $(2,274)
                                 ========  ========  ========  =======  =======
Basic and diluted net loss per
 share ........................  $  (0.01) $  (0.06) $  (0.29) $ (0.18) $ (0.09)
                                 ========  ========  ========  =======  =======
Shares used in computing basic
 and diluted net loss per
 share.........................   159,865   124,816    59,062   41,571   24,864
                                 ========  ========  ========  =======  =======
Pro forma basic and diluted net
 loss per share (unaudited)....            $  (0.05) $  (0.15)
                                           ========  ========
Shares used in computing pro
 forma basic and diluted net
 loss per share (unaudited)....             140,836   116,167
                                           ========  ========

                                                   January 31,
                                     -----------------------------------------
                                       2001     2000    1999     1998    1997
                                     -------- -------- -------  ------- ------
                                                  (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents..........  $ 69,323 $ 43,887 $11,809  $14,646 $1,540
Short-term investments and
 restricted short-term
 investments.......................   148,473  157,402      --       --     --
Working capital (deficit) .........   181,355  178,717  (9,150)   6,581   (651)
Restricted long-term investments ..     3,466    5,856      --       --     --
Total assets.......................   630,054  265,529  32,344   23,125  3,527
Long-term obligations, net of
 current portion...................     7,652    1,525   2,022    1,500    447
Stockholders' equity (net capital
 deficiency).......................   486,389  208,370  (6,551)   7,763    112

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements relating to future sales, gross margins, product development, operating expense levels, and the sufficiency of financial resources to support future operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve inherent risks and uncertainties, including those discussed below and under the heading "Risks Associated with Portal's Business and Future Operating Results" that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak as of the date hereof. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

   Portal develops, markets and supports business infrastructure software to manage next-generation communications and e-services. Portal was incorporated in California in March 1994 as Portal Information Network, Inc. In December 1995, Portal Communications Company, a predecessor company that was founded in 1985, was merged with and into Portal Information Network, Inc. Portal Communications Company operated a proprietary, network-based on-line system, provided Internet access and hosted private label on-line services from its inception until 1996 when these services were discontinued and the individual customers were sold to Sprint Corporation. In October 1997, Portal Information Network, Inc. changed its name to Portal Software, Inc. In April 1999, Portal reincorporated in Delaware.

   In late 1993, we began focusing on developing and marketing real-time CM&B software for the Internet and other next-generation communications and e-services. The first generally available version of the product, named Infranet, was shipped in May 1996.

   Beginning with fiscal 1997, substantially all of our revenues have come from the license of one product, Infranet and from related services. Revenues consist of Infranet license, consulting, training, support and maintenance fees. License revenues are comprised of perpetual or multiyear license fees, which are primarily derived from contracts with corporate customers and resellers. We believe that future license revenues will be generated from three sources:

  .  license fees from new customers;

  .  license fees for new products to existing customers; and

  . growth in the subscriber base of its existing customers, which will lead to increased revenue from subscriber-based licenses.

   Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Portal obligations with regard to implementation exist or remain, the fee is fixed or determinable and collectibility is probable. For electronic delivery, the software is considered to have been delivered when we have provided the customer with the access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue from arrangements with customers who are not the ultimate users (resellers) is not recognized until evidence of an arrangement with an end user has been received.

   Services revenues are primarily comprised of revenues from systems integration or other consulting fees, maintenance agreements and training. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue related to the software services is recognized as the services are performed. Maintenance agreements provide for technical support and include the right to unspecified upgrades on an if-and-when-available basis. Maintenance revenue is deferred and recognized, as services revenue, on a straight-line basis over the life of the related agreement, which is typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

   Our cost of license fees includes a royalty payment for third-party technology included in Infranet. Resellers' commissions are also included in cost of license fees when we are paid directly by a customer for a contract originated by a systems integrator. Agreements with some of the integrators require us to make a payment equal to a percentage of the license and maintenance revenues recognized. We essentially did not incur any shipping, packaging or documentation costs, as our product was delivered electronically over the Internet.

   Cost of services consists primarily of headcount-related expenses, costs related to outside consultants, travel and overhead associated with delivering consulting and training and providing support to our customers.

   Amortization of purchased developed technology arises from the acquisition of Solution42 and is related to purchasing developed technology in the amount of $13.8 million. The value is being amortized over its estimated useful life of 4 years.

   We have a limited operating history as a software company. We incurred a net loss of $2.3 million for fiscal 2001, $7.6 million for fiscal 2000 and $17.4 million for fiscal 1999. As of January 31, 2001, we had an accumulated deficit of $37.9 million. We expect to increase our sales and marketing, product development and administrative expenses for the foreseeable future. As a result, we will need to generate significant revenues from licenses of our products to achieve and maintain operating profitability.

   We have generated our historical Infranet revenues from more than 420 customers through March 31, 2001. We have established a series of relationships with hardware platform, software and service providers and systems integrators. We have derived, and anticipate that we will continue to derive, a substantial portion of our revenues from customers that have significant relationships with our market and platform partners.

Results of Operations

   The following table sets forth our results of operations expressed as a percentage of total revenues. These historical results are not necessarily indicative of results to be expected for any future period.

                                                             Years Ended
                                                             January 31,
                                                            ------------------
                                                            2001   2000   1999
                                                            ----   ----   ----
Revenues:
  License fees.............................................  67 %   65 %   51 %
  Services.................................................  33     35     49
                                                            ---    ---    ---
    Total revenues......................................... 100    100    100
                                                            ---    ---    ---
Costs and expenses:
  Cost of license fees.....................................   2      3      2
  Cost of services.........................................  22     22     35
  Amortization of purchased developed technology...........  --     --     --
  Research and development.................................  22     25     42
  Sales and marketing......................................  36     42     53
  General and administrative...............................  12     15     23
  Amortization of deferred stock compensation..............   1      8      8
  In-process research and development......................   3     --     --
  Amortization of goodwill.................................   6     --     --
                                                            ---    ---    ---
    Total costs and expenses............................... 104    115    163
                                                            ---    ---    ---
Loss from operations.......................................  (4)   (15)   (63)
Interest and other income, net.............................   5      9      1
                                                            ---    ---    ---
Income (loss) before income taxes..........................   1     (6)   (62)
Provision for income taxes.................................  (2)    (1)    (3)
                                                            ---    ---    ---
    Net loss...............................................  (1)%   (7)%  (65)%
                                                            ===    ===    ===

Revenues

   Total revenues were $268.3 million, $103.0 million and $26.7 million in fiscal years 2001, 2000 and 1999, respectively. Total revenues increased by approximately $165.3 million or 160%, in fiscal 2001 from fiscal 2000 and increased approximately $76.4 million or 286%, in fiscal 2000 from fiscal 1999. License fees revenues increased as a percentage of total revenues, for both periods, primarily due to increased license sales as a result of the maturation of the Infranet product and the expansion of our sales and marketing operations. No individual customer accounted for 10% or more of total revenues for the years ended January 31, 2001 or 1999. One customer accounted for 10% of total revenues for the year ended January 31, 2000.

   License fees totaled $180.3 million, $67.0 million and $13.5 million in fiscal 2001, 2000 and 1999, respectively. License fees increased by approximately $113.3 million or 169%, in fiscal 2001 from fiscal 2000 and increased approximately $53.5 million or 395%, in fiscal 2000 from fiscal 1999. The increase in license fees, for both periods, was primarily due to continued expansion of our marketing activities and growth in our sales force as well as greater demand for and acceptance of Infranet.

   Services revenues were $88.0 million, $36.0 million and $13.1 million in fiscal 2001, 2000 and 1999, respectively. Service revenues increased by approximately $52.0 million or 144%, in fiscal 2001 from fiscal 2000 and increased approximately $22.9 million or 174%, in fiscal 2000 from fiscal 1999. The increase in services revenues, for both years, resulted from the increase in consulting, training, support and maintenance service fees related to the growth in new customers and to new implementations of Infranet and the renewal of maintenance and support contracts by existing customers.

   The following table shows our revenue by region:

                            Year Ended      % Change      Year Ended      % Change       Year Ended
                         January 31, 2001 2001 to 2000 January 31, 2000 2000  to 1999 January 31, 1999
                         ---------------- ------------ ---------------- ------------- ----------------
                          (in thousands)                (in thousands)                 (in thousands)
Geographical Revenues:
  North America.........     $156,976         135%         $ 66,920          243%         $19,531
    Percentage of total
     revenues ..........           59%                           65%                           73%

  International
  Europe ...............       64,953         127%           28,659          550%           4,406
  Percentage of total
   revenues.............           24%                           28%                           17%
  Intercontinental......       46,378         521%            7,470          173%           2,732
    Percentage of total
     revenue............           17%                            7%                           10%
                             --------                      --------                       -------
    Total
     international......      111,331         208%           36,129          406%           7,138
    Percentage of total
     revenues ..........           41%                           35%                           27%
                             --------                      --------                       -------
      Total revenues....     $268,307         160%         $103,049          286%         $26,669
                             ========                      ========                       =======

   North American revenues are defined, by us, as revenues from the United States and Canada. North American revenues increased by approximately $90.1 million or 135%, in fiscal 2001 from fiscal 2000 and increased approximately by $47.4 million or 243%, in fiscal 2000 from fiscal 1999. The increase in North American revenues, for both periods, was primarily due to continued expansion in North American marketing activities and growth of our sales force as well as greater acceptance of Infranet.

   International revenues for Europe is defined by us as Europe, Middle East and Africa and Intercontinental is defined by us as Asia-Pacific, Japan and Latin America. International revenues increased approximately $75.2 million or 208%, in fiscal 2001 from fiscal 2000 and increased approximately $29.0 million or 406%, in fiscal 2000 from fiscal 1999. European revenues increased approximately $36.3 million or 127%, in fiscal 2001 from fiscal 2000 and increased approximately $24.3 million or 550%, in fiscal 2000 from fiscal 1999.
Intercontinental revenues increased approximately $38.9 million or 521%, in fiscal 2001 from fiscal 2000 and increased approximately $4.7 million or 173%, in fiscal 2000 from fiscal 1999. The increase in international revenues, for both periods, was primarily due to the growth of our direct sales force and increased marketing efforts worldwide.

Expenses

 Cost of License Fees

   Cost of license fees consists of resellers' commission payments to systems integrators and third-party royalty obligations. Cost of license fees was $4.9 million, $2.6 million and $0.5 million in fiscal years 2001, 2000 and 1999, respectively. Cost of license fees increased approximately $2.3 million or 89%, in fiscal 2001 from fiscal 2000 and increased approximately $2.1 million or 467%, in fiscal 2000 from fiscal 1999. The increase in cost of license fees, for both periods, is primarily due to increased license revenue and increased resellers' commissions resulting from expanding our base of systems integrator partners. Gross margin for license fees was approximately 97%, 96% and 97% in fiscal 2001, 2000 and 1999. For the years ended January 31, 2001, 2000 and 1999, we essentially did not incur any shipping, packaging or documentation costs, as our product was delivered electronically over the Internet.

 Cost of Services

   Cost of services primarily consists of maintenance, consulting and training expenses. Cost of services was $59.6 million, $22.8 million and $9.4 million in fiscal years 2001, 2000 and 1999, respectively. Cost of services increased approximately $36.7 million or 161%, in fiscal 2001 from fiscal 2000 and increased approximately $13.4 million or 142%, in fiscal 2000 from fiscal 1999. The increase in cost of services, for both periods, is primarily due to an increase in the number of consulting and technical support personnel necessary to support both the expansion of our installed base of customers and new implementations. Gross margin for services was approximately 32% in fiscal 2001 compared to approximately 37% in fiscal 2000. The decrease in gross margin, during fiscal 2001, was primarily due to the costs associated with the acquisition and assimilation of Solution42. Gross margin for services was approximately 37% in fiscal 2000 compared to approximately 28% in fiscal 1999. The increase in gross margin, during fiscal 2000, was primarily due to a decrease in the use of higher cost third-party personnel as a result of the hiring of additional employees for our consulting business. We expect cost of services to increase in the future as a result of increased demand for services.

 Amortization of Purchased Developed Technology

   In fiscal 2001, we recorded an asset of $13.8 million for purchased developed technology as a result of acquiring Solution42 (see Note 3 in Notes to Consolidated Financial Statements). The value was determined, with the assistance of independent third-party appraisers, by estimating the present value of cash flows from developed technology as based on management and industry assumptions and market data. This purchased developed technology is being amortized, on a straight-line basis, over its estimated useful life of four years. Amortization of purchased developed technology will continue to negatively impact our operating results in the future. Amortization expense is estimated to be $3.4 million in fiscal 2002, $3.4 million in fiscal 2003, $3.4 million in fiscal 2004 and $2.7 million in fiscal 2005.

 Research and Development Expenses

   Research and development expenses consist primarily of personnel and related costs for our development and certain technical support efforts. Research and development expenses were $57.7 million, $26.1 million and $11.3 million in fiscal years 2001, 2000 and 1999. Research and development expenses increased approximately $31.6 million or 121%, in fiscal 2001 from fiscal 2000 and increased approximately $14.8 million or 132%, in fiscal 2000 from fiscal 1999. The increase in research and development, for both periods, was primarily due to an increase in the number of research and development personnel necessary to support both expanded functionality of Infranet and increases in our quality assurance and product publications operations. We currently believe our investment in research and development will increase in the future as we hire additional research and development employees. We have not capitalized any software development costs to date.

 Sales and Marketing Expenses

   Sales and marketing expenses consist of personnel and related costs for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new and maintenance of existing, strategic partnerships. Sales and marketing expenses were $96.8 million, $43.7 million and $14.1 million in fiscal years 2001, 2000 and 1999. Sales and marketing expenses increased by approximately $53.2 million or 122%, in fiscal 2001 from fiscal 2000 and increased approximately $29.6 million or 209%, in fiscal 2000 from fiscal 1999. The increase in sales and marketing expenses, for both periods, was due to a number of factors, including an increase in the number of sales and marketing personnel, the opening of new sales offices worldwide and increased marketing programs. We expect that sales and marketing expenses will increase in the future as we hire additional sales and marketing personnel, increase spending on marketing programs and establish sales offices in additional domestic and international locations.

 General and Administrative Expenses

   General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources and facilities, as well as information system expenses not allocated to other departments. General and administrative expenses were $31.9 million, $15.3 million and $6.2 million in fiscal 2001, 2000 and 1999, respectively. General and administrative expenses increased approximately $16.5 million or 108% in fiscal 2001 from 2000 and approximately $9.1 million or 145% in fiscal 2000 from fiscal 1999. The increase for both periods was primarily due to a higher number of general and administrative personnel and to additional legal and accounting costs incurred in connection with business activities. We expect that general and administrative expenses will increase in the future as we hire additional general and administrative personnel and continue to incur greater legal and accounting costs in connection with expanding business activities.

 Amortization of Deferred Stock Compensation

   We recorded deferred stock compensation of approximately $16.8 million in fiscal 1999, representing the difference between the exercise prices of options granted to acquire certain shares of common stock during fiscal 1999 and the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. We amortized deferred compensation expense of approximately $3.7 million, $8.2 million and $2.3 million during the years ended January 31, 2001, 2000 and 1999, respectively. This compensation expense relates to options awarded to individuals in all operating expense categories. Total deferred compensation at January 31, 2001 of approximately $2.7 million is being amortized over the vesting periods of the options, which is generally 4 years, using a graded vesting method. The amortization of deferred compensation remaining as of January 31, 2001, is estimated to be $1.9 million in fiscal 2002 and $0.8 million in fiscal 2003.

 In-Process Research and Development

   In fiscal 2001, we recorded a one-time charge of $9.2 million for in-process research and development projects, related to the acquisition of Solution42, for which technological feasibility had not been established and no future alternative uses existed (see Note 3 in Notes to the Consolidated Financial Statements). At the time of the acquisition, the total fair value of these projects was estimated to be $9.2 million. The value of the projects was determined, with the assistance of independent third-party appraisers, by estimating the costs to develop the in-process technology into commercially feasible products and estimating the present value of the net cash flows management believed would result from the products.

 Amortization of Goodwill

   Goodwill, as related to the acquisition of Solution42, accounted for approximately 35% and 45% of total assets and stockholders' equity, respectively, as of January 31, 2001. In fiscal year 2001, amortization expense of goodwill was $14.9 million. Goodwill amortization expense related to the completed acquisition will continue to have a negative impact on our operating results in future periods. Assuming we do not experience any impairment of value of goodwill that would require an acceleration of amortization, amortization expense is estimated to be $61.1 million for fiscal 2002, $61.1 million for fiscal 2003, $61.1 million for fiscal 2004 and $46.0 million in fiscal 2005.

 Interest and Other Income, Net

   Interest and other income includes interest and dividend income from cash, cash equivalents and short-term and long-term investments offset by interest expense paid on capital leases and notes payable. Interest and other income was $12.9 million, $9.7 million and $0.4 million in fiscal 2001, 2000 and 1999, respectively. Other income, for fiscal 2000, includes a $3.8 million one-time gain upon remeasurement of the liability related to the put option granted to Accenture, which was settled upon the completion of our initial public offering in May 1999 (see Note 5 in Notes to Consolidated Financial Statements). Interest and other income increased approximately $3.2 million or 33%, in fiscal 2001 from fiscal 2000 and increased approximately $9.3 million or 2,129%, in fiscal 2000 from fiscal 1999. The increase in fiscal 2001 from fiscal 2000 was primarily due to proceeds from the initial and secondary stock offerings, done in May 1999 and October 1999, being invested for a full year. The increase in fiscal 2000 from fiscal 1999 was primarily due to the one-time gain upon remeasurement of the put option and interest income from the investment of funds received upon completion of the initial public offering.

 Provision for Income Taxes

   The income tax provision was $4.0 million, $1.6 million and $0.7 million for fiscal 2001, 2000 and 1999. The income tax provision for fiscal 2001 and 2000 primarily relates to foreign withholding taxes on revenue and tax on earnings generated from operations in certain foreign jurisdictions. The income tax provision for fiscal 1999 is the result of alternative minimum taxes, foreign withholding taxes on revenue, and tax on earnings generated from operations in certain foreign jurisdictions. Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. Based on the weight of available evidence, we have provided a valuation allowance against certain deferred tax assets. Management will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments (including restricted investments) totaled $217.8 million at January 31, 2001, compared to a balance of $201.3 million at January 31, 2000.

   We generated $34.6 million in cash from operations in the year ended January 31, 2001, an increase of $31.2 million over the $3.4 million generated in the year ended January 31, 2000. Net cash provided by operations in fiscal 2001 was primarily comprised of a $33.6 million increase in deferred revenue, a $14.9 million increase in accrued compensation and an $8.5 million increase in other accrued liabilities. This was offset by a $52.1 million increase in accounts receivable, a $5.4 million increase in prepaids and other current assets and a $2.2 million increase in other assets. Net loss adjustments made for non-cash expenses such as depreciation, amortization and amortization of deferred stock compensation amounted to $8.4 million and $3.7 million, respectively, for the year ended January 31, 2001 compared to $1.9 million and $8.2 million, respectively, for the year ended January 31, 2000. Additionally, for the year ended January 31, 2001, net loss adjustments were made for non-cash expenses related to the acquisition of Solution42 (see Note 3 in Notes to Consolidated Financial Statements). Net loss adjustments for in-process research and development and the amortization of purchased developed technology and goodwill amounted to $9.2 million and $15.7 million, respectively.

   We have continued to make significant investments in software, equipment and facilities. During the year ended January 31, 2001, we purchased computer equipment and software, made leasehold improvements and purchased other capital equipment amounting to approximately $41.9 million, primarily to support its ongoing and expanding operations and information systems. Of this amount, $1.5 million was funded with capital leases.

   We have raised equity capital from investors to fund our operations. In fiscal 2001, we raised an additional $21.9 million from sales of common stock issued from our employee stock purchase plan and upon the exercise of stock options by employees, net of repurchases. In fiscal 2000, we completed an initial public offering and concurrent private sales of stock to Cisco Systems, Inc. and Accenture that collectively raised $102.4 million. We also completed a follow-on offering in October 1999, which raised approximately $106.0 million, net of underwriting commissions and expenses. During the same period, we raised an additional $6.6 million from sales of common stock issued from our employee stock purchase plan and upon the exercise of stock options by employees and warrants by third parties, net of repurchases. In fiscal 1999, we raised $0.4 million from the exercise of warrants for preferred stock issued in connection with its capital lease line facility and its term loan and raised an additional $0.4 million from sales of common stock, primarily upon exercise of stock options by employees.

   Historically, we have also used debt and leases to partially finance our operations and capital purchases. We have a $3.0 million capital lease line facility with an equipment lessor, which was established in fiscal 1998. The lease line has a term of 48 months and bears interest at a rate of 8.5% per annum. Separately, during the year ended January 31, 2000, we repaid an outstanding $3.0 million term loan with a finance company. The term loan was collateralized by substantially all of our assets, with the exception of new equipment purchased using funds provided by the capital lease line facility. On April 15, 1999, we entered into a line of credit with a bank under which we may borrow up to $5.0 million. Amounts borrowed under this line of credit bear interest at a rate of the bank's prime rate plus 0.5% and matured on April 13, 2000. Portal declined to renew the line of credit on April 15, 2000. We borrowed $1.0 million under the line of credit, which was used to repay the remaining $1.0 million installment of the term loan, which matured in April 1999. The outstanding balance on the line of credit was repaid in May 1999 from the proceeds of our initial public offering. We also converted a customer deposit for prepaid services into a $1.1 million short-term liability in fiscal 1999. This liability bore interest at a rate of 10% per annum and was repaid in July 1999.

   In November 2000, we acquired Solution42. The liabilities assumed as part of the acquisition include short-term and long-term notes payable. There are two short-term notes, both of which bear interest at 6% per annum and are unsecured. One note does not require payments on the principal until June 2002. However, this note has been classified as short-term as it our intention to pay off the note in fiscal 2002. The balance due as of January 31, 2001 is $0.8 million. The second note is due June 2001 and had a balance of $1.5 million as of January 31, 2001. The long-term notes payable are four mortgages for two facilities located in Germany. Two of the mortgages accrue interest at 4.45% per annum. Principal and interest are due in December 2010 and June 2011 on these two mortgages. As of January 31, 2001, the balances due on these loans were $0.8 million and $0.7 million, respectively. The other two mortgages accrue interest at 5.10% and 4.88% per annum. Principal and interest payments are made on a monthly basis. These two mortgages are due in October 2015 and November 2024. As of January 31, 2001, the balances due are $0.3 million and $0.2 million, respectively.

   The capital lease line facility comprised the entire amount of the debt obligations on our balance sheet as of January 31, 2000. The capital lease line facility includes certain covenants requiring minimum liquidity, tangible net worth and profitability over time and becomes due immediately if we fail to meet these covenants. We have currently, and have always been, in compliance with these covenants.

   On April 12, 1999, we agreed to enter into a strategic alliance with Accenture under which Accenture agreed to provide services to Portal and the parties agreed to expand their existing marketing alliance and work closely together to expand their customer service and marketing relationship. Under this agreement, we agreed to pay Accenture for its services a minimum services fee in cash of $2.8 million and a cash settled put for 400,000 of the shares which were purchased by Accenture in a private placement concurrent with our initial public offering. This put guaranteed a closing value of $6.0 million at the end of the first day of trading. Because the closing value exceeded $6.0 million, we were not required to make any payment related to this put. The definitive agreement was entered into and the $2.8 million payment was made in March 2000. The resulting intangible is being amortized over a period of approximately four and one half years, the term of the alliance, beginning in April 2000.

   In the normal course of business, we enter into leases for new or expanded facilities in both domestic and international locations. During fiscal 2000, we entered into two leases for our worldwide headquarters that expire in December 2010. In connection with these leases, we issued two letters of credit totaling $5.3 million in lieu of a security deposit for the facilities (see Note 6 in Notes to Consolidated Financial Statements). In connection with all leases, we will make payments of approximately $14.1 million, $13.3 million, $12.9 million, $12.4 million and $12.4 million in the years ending January 31, 2002, 2003, 2004, 2005 and 2006, respectively and a total of $63.7 million thereafter until expiration of the leases.

   Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing international operations and other factors. We expect to devote substantial capital resources to hire qualified personnel for our sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. Although we believe that our current cash balances and cash generated from operations will be sufficient to fund our operations for at least the next 12 months, we may require additional financing within this time frame. Additional funding, if needed, may cause dilution to our stockholders or the incurrence of debt, and such funding not be available on terms acceptable to us, or at all.

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

     RISKS ASSOCIATED WITH PORTAL'S BUSINESS AND FUTURE OPERATING RESULTS

   Portal's future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

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

It is difficult to predict our business because we have a limited history operating as a provider of business infrastructure software

   The results of operations for the fiscal year ended January 31, 2001 contained in this report are not necessarily indicative of results for the fiscal year ending January 31, 2002 or any other future period. Moreover, Portal has a relatively brief operating history as a provider of business infrastructure software and had no meaningful license revenue until 1996. Therefore, Portal will experience the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including those discussed in this report. Our business strategy may not prove successful and we may not successfully address these risks.

We cannot be certain that we will sustain or increase profitability

   In order to be profitable, we must increase our revenues. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues or profitability in any future period. We incurred net losses of approximately $2.3 million for fiscal year 2001, $7.6 million for fiscal year 2000, $17.4 million for fiscal year 1999, $7.6 million for fiscal year 1998 and $2.3 million for fiscal year 1997. Excluding acquisition-related costs, we had an operating profit in fiscal year 2001. As a result of acquisition-related costs, we will experience net losses for fiscal year 2002. We expect that our revenues in the first quarter of fiscal year 2002 will be lower than our revenues in the fourth quarter of fiscal year 2001. As a result, net income (and net income excluding acquisition-related costs) will decline in the first quarter of fiscal year 2002.

   In addition, we expect to increase our sales and marketing, product development and administrative expenses. As a result, we will need to generate significant revenues from sales of our products to achieve and maintain profitability. We expect that we will face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition which would lower our gross margins and our profitability. Another factor that will lower our gross margins is any increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins. We cannot be certain that we can sustain or increase operating and net profitability on a quarterly or annual basis.

Our revenues will be adversely affected as a result of economic conditions and stock market valuations affecting our target markets

   We primarily market our products and services to providers of next generation communication services. The substantial decline in the market value of "dot-com" companies in the second half of 2000 has made it more difficult for emerging communication companies to obtain financing for their operations. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Emerging growth and established communications companies recently have been reducing or defering their purchases of software and related products, and the introduction of many new communication services has been delayed or cancelled. This trend in technology and software spending will seriously harm our business until conditions improve. Any general decrease by our customers and potential customers in their rate of software and network investments would result in a significant decrease in our revenues and operating income.

   Any economic downturn or recession affecting our customers, whether as part of a general economic trend or a trend affecting a specific industry, will increase the difficulty of collecting accounts receivable or the time required to collect them. Failure to collect accounts receivable in a timely manner could result in increased write-offs, higher reserves and lower cash reserves that would adversely affect our financial results and available cash resources.

Our quarterly operating results may fluctuate in future periods and we may fail to meet expectations

   Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. For example, our stock decreased significantly after the release of our financial results for the quarter ended October 31, 2000. Factors that could cause quarterly fluctuations include:

  . variations in demand for our products and services, including decreases caused by reductions in technology spending within our target markets;

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

  . the amount and timing of expenditures related to expansion of our operations; and

  . global economic conditions generally, as well as those specific to ISPs and other providers of communications and Internet-based services.

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

   We record as deferred revenue fees from contracts that do not meet our revenue recognition policy requirements. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts that we enter into may not result in revenue in the quarter in which the contract was signed and we may not be able to predict accurately when revenues from these contracts will be recognized.

   We plan to increase our operating expenses in the future to expand our sales and marketing operations, broaden our customer support capabilities, develop new distribution channels and fund greater levels of research and development. We determine our operating expenses largely on the basis of anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue could cause significant variations in our operating results from quarter-to-quarter and could result in substantial operating losses.

Our quarterly operating results may fluctuate in future periods due to seasonal variations and we may fail to meet expectations

   We may also experience seasonality in our business. In many software companies, the rate of growth of license fees revenues tends to decline from the fourth quarter of one year to the first quarter of the next year, due in part to the structure of sales compensation plans. We currently expect that our revenue in the first quarter of fiscal year 2002 will be lower than the preceding quarter. If we experience such seasonality in the future, our rate of growth or absolute revenues could decline in the first quarter of a fiscal year compared to the preceding fourth quarter. In addition, the European operations of many companies experience some flatness in the summer months. Portal may also experience such a pattern in its European operations. For example, the rate of growth in our European operations in the second quarter of fiscal year 2001 was significantly lower than the rate of growth in our other regions. Such seasonality may cause our results of operations to fluctuate or become more difficult to predict and could cause us to fail to meet internal or analyst expected financial results.

It is difficult to predict the timing of individual orders because Infranet has a long and variable sales cycle

   To date, the sales cycle for Infranet generally has been three to nine months or more. The long sales and implementation cycles for Infranet may cause license revenues and operating results to vary significantly from period to period. Along with systems integrators and our other distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of Infranet. Even after purchase, our customers tend to deploy Infranet slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer's network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy Infranet.

Our business depends on the commercial acceptance of Infranet and it is uncertain to what extent the market will accept this product

   Our future growth depends on the commercial success of Infranet. Substantially all of our licensing revenues are derived from Infranet. Our business will be harmed if our target customers do not adopt and purchase Infranet. Prospective customers may base their purchasing decisions based on a vendor's ability to support their CM&B needs for both their new services and their other existing service offerings, such as fixed wire or mobile voice telephony or cable television. For example, in the wireless communication area, many providers are currently conducting or planning trials to select the CM&B and other technologies to be used in their next generation wireless communication networks that will support both voice and data communications. Our ability to address these current and future service requirements with our current version of Infranet and planned future enhancements may affect the market acceptance of Infranet by prospective customers who desire an integrated CM&B solution for their different services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced versions of Infranet. We are not certain that our target customers will widely adopt and deploy Infranet as their CM&B solution. In the future we may not be successful in marketing Infranet or any new or enhanced products or services. Our future revenues will also depend on our customers licensing software for additional applicants or for additional subscribers. Their failure to do so could harm our business.

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

Inability to sublease surplus office space would increase operating expenses and adversely effect operating results

   We must periodically change our office facilities in various locations as the number of existing and projected employees changes for those locations or as existing leases expire. Securing and building out facilities takes significant lead time. Furthermore, because of the need to satisfy projected future expansion, the amount of space leased is generally more than the amount currently required. Significant office leases have terms of between 5 and 20 years. As a result, we frequently sublease the portions of leased facilities that we have leased to meet our future expansion plans but do not currently need. For example, we have leased under long-term leases significant amounts of space in for our regional headquarters facilities in Herndon, Virginia and Slough, United Kingdom in excess of our current requirements. To the extent that we are unable to sublease surplus space at an amount equal to our rent obligations for that space or to the extent sublessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we initially planned. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and adversely affect our financial results for that period.

We must hire and retain qualified sales personnel to sell Infranet

   Our financial success and our ability to increase revenues in the future depend considerably upon productivity of our direct sales force that has historically generated a majority of Portal's license revenues. This productivity will depend to a large degree on our success in recruiting, training and retaining additional direct salespeople. There is a shortage of direct sales personnel with the skills and expertise necessary to sell our products. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than we anticipate.

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

   Many of these partners also work with competing software companies and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our products versus the products of others. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms, or at all. Our agreements with these parties typically are in the form of nonexclusive referral fee or reseller agreements that may be terminated by either party without cause or penalty and with limited notice. Therefore, there is no guarantee that any single party will continue to market our products. If these relationships fail, we will have to devote substantially more resources to the distribution, sales and marketing, implementation and support of Infranet than we would otherwise, and our efforts may not be as effective as those of our partners, either of which would harm our business.

Our quarterly revenue is generated from a limited number of customers and our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer

   A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, two customers accounted for a total of 27% of total revenues for the quarter ended October 31, 1999, one customer accounted for 10% of total revenue during the year ended January 31, 2000 and one customer accounted for 10% of total revenue during the quarter ended January 31, 2001. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. The communication industries we have targeted are consolidating, which could reduce the number of potential customers available to us. In addition, several large telecommunications companies have announced decreases in their anticipated capital spending, which could have the effect of reducing future orders of our products.

Unpredictable foreign payroll taxes may cause operating results to fluctuate in future periods and we may fail to meet expectations

   We are generally subject to employer payroll taxes when our employees exercise their stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. These employer payroll taxes are recorded as an expense and are assessed at tax rates that vary depending upon the employee's taxing jurisdiction in the period such options are exercised based on actual gains realized by employees. However, because we are unable to predict how many stock options will be exercised, at what price and in which country during any particular period, we cannot predict, the amount, if any, of employer payroll expense that will be recorded in a future period or the impact on our future financial results.

Our business will suffer dramatically if we fail to successfully plan and manage changes in the size of our operations

   Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We plan to increase the scope of our operations domestically and internationally and have in recent years grown our headcount substantially. On April 4, 2001, we had 1,486 employees, compared to a total of 634 employees on January 31, 2000. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources and on our internal training capabilities. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. We expect that we will have to change our facilities in certain locations, and we may face difficulties and significant expenses identifying and moving into suitable office space and subleasing or assigning any surplus space. Our business will suffer dramatically if we fail to effectively manage changes in the size and scope of our operations.

Our significant international operations and our planned expansion of our international operations make us much more susceptible to risks from international operations

   For the year ended January 31, 2001 and the year ended January 31, 2000, we derived approximately 41% and 35% of our revenue, respectively, from sales outside North America. As a result, we face risks from doing business on an international basis, including, among others:

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

   We currently have offices in a number of foreign locations including Australia, Canada, China, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, Singapore, Spain, South Korea, Sweden, Taiwan, Poland and the United Kingdom and plan to establish additional facilities in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue. In addition, we have sold Infranet internationally for only a few years and we have limited experience in developing localized versions of Infranet and marketing and distributing them internationally.

   Further, nearly all of our international revenues are denominated in U.S. dollars. Therefore, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets or collection of receivables more difficult. Because our foreign denominated revenues have been minimal, we do not currently engage in currency hedging activities.

   To the extent that we are unable to successfully manage expansion of our business into international markets due to any of the foregoing factors, our business could be adversely affected.

Our proprietary rights may be inadequately protected and there is a risk of infringement

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

  .  legal actions by customers against us; and

  .  increased insurance costs.

   Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service-giving rise to the damages. However, these contractual limitations on liability may not be enforceable, in certain jurisdictions and under certain circumstances, particularly if the damages relate to a Year 2000 problem, and we may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers' internal systems. A product liability claim, whether or not successful, could harm our business by increasing our costs, damaging our reputation and distracting our management.

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

In the past we have failed to release certain new products and upgrades on time

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

Our future success will depend on our ability to manage technological change

   The market for Portal's products and the services they are used to support is characterized by:

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

   Infranet is designed to work on a variety of hardware and software platforms used by our customers. However, Infranet may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments, accounting and other systems that our customers use. We must constantly modify and improve our products to keep pace with changes made to these platforms and to back-office applications and other systems. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may harm our business. If we fail to modify or improve our products in response to evolving industry standards, our products could rapidly become obsolete, which would harm our business.

The markets in which we sell our product are highly competitive and we may not be able to compete effectively

   We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We face competition from providers of CM&B software, such as Amdocs (which has acquired Solect Technology), the Kenan Systems division of Lucent, Convergys (which has recently acquired Geneva), Digiquant, Daleen Technologies, Inc. We also compete with systems integrators and with internal MIS departments of larger telecommunications carriers. We are aware of numerous other major ISPs, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Infranet. We anticipate continued growth and competition in the on-line services and telecommunications industries and the entrance of new competitors into the CM&B software market, and that the market for our products and services will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may have not yet entered the market. Many of our current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than we do.

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

Our business substantially depends upon the continued growth of Internet-based services, wireless services and other emerging services

   We sell Infranet to organizations providing Internet-based, wireless and other emerging communications and e-services. Consequently, our future revenues and profits, if any, substantially depend upon the market acceptance and expanded use of services provided through the and other communication methods. Rapid growth in the use of these services is a recent phenomenon and it may not continue. As a result, a broad base of regular users of such services may not develop, and the market may not accept recently introduced services and products that rely upon the adoption of such services, such as Infranet.

   Many of the companies that are marketing broadband access to the Internet or are offering new services over the Internet, wireless networks and other communication mediums are relatively new businesses. In the past year, many so called "dot.com" companies have failed and financing for emerging Internet businesses appears to be increasingly more difficult for Internet companies to obtain. We believe that the decline in the rate of growth experienced in our North American operations in the third quarter of fiscal year 2001 is attributable in part to the difficulty experienced by several potential customers in receiving financing and a consequential impact on their decisions to make investments in CM&B products and services. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Emerging growth and established communications companies recently have been reducing or deferring their purchases of software and related products, and the introduction of many new communication services has been delayed or cancelled. This trend in technology and software spending will seriously harm our business until conditions improve. Any general decrease by our customers and potential customers in their rate of software and network investments would result in a significant decrease in our revenues and operating income. To the extent that our customers and potential fail to achieve sustained profitability or obtain adequate funding, we could experience greater risk and difficulty collecting receivables from those customers that do purchase our products and services which would in turn harm our business and financial results.

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

Our future success depends on our ability to attract and retain additional personnel

   We intend to hire a significant number of additional sales, support, marketing, administrative and research and development personnel in fiscal year 2002 and beyond. Competition for these individuals is intense and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot succeed if we cannot attract qualified personnel. We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of our existing customers. Hiring qualified customer service and support personnel, as well as sales, marketing, administrative and research and development personnel, is very competitive in our industry, particularly in the San Francisco Bay Area, where Portal is headquartered, due to the limited number of people available with the necessary technical skills and understanding of the Internet and other communication networks and services. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel in general and on the services of John E. Little, our President and Chief Executive Officer and David S. Labuda, our Chief Technology Officer, in particular. None of our officers or key employees is bound by an employment agreement for any specific term.

We may experience difficulty integrating Solution42

   Portal acquired the business of Solution42 in November 2000. We may experience problems integrating the business of Solution42 into our business. Any integration problems could cause us to incur substantial unanticipated costs and expenses, which would harm our operating results. If we fail to integrate Solution42's business successfully, we will incur substantial costs, which will increase our expenses and reduce any earnings or potentially result in operating losses. In addition, integration problems could divert management's attention from other business opportunities, which could result in slower revenue growth than anticipated or even declines in revenue. Integrating Solution42's business with our business will be complex, time-consuming and expensive, particularly due to the geographic distance between Solution42's operations in Germany and our headquarters in California. This integration may disrupt our business if it is not completed in a timely, efficient and effective manner. We have never attempted to integrate an acquisition of this size and we may not be successful in doing so.

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

  . developing and maintaining uniform standards, controls, procedures and policies.

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

Our reported financial results will suffer as a result of purchase accounting treatment of the SOLUTION42 acquisition and the amortization of goodwill and other intangible assets

   Purchase accounting treatment of the acquisition of Solution42 resulted in a large initial write-off and will result in additional amortization over the next several years, which could have a material and adverse effect on our operating results and the market price of our common stock. Under purchase accounting, we have recorded the following as an asset on our balance sheet:

  . the fair value of the consideration given for Solution42's outstanding common stock; and

  . acquisition-related direct transaction costs, including the fees of our legal, accounting and financial advisors.

   We have allocated these costs to individual Solution42 assets acquired and liabilities assumed. These assets and liabilities included various identifiable intangible assets such as purchased developed technology. Intangible assets, including goodwill, are being amortized over a period corresponding to the life of the relevant asset. In addition, we have allocated a portion of the purchase price for acquiring SOLUTION42 to in-process research and development which was expensed in the fiscal quarter ending January 31, 2001.

Financial difficulties of companies we have invested in could adversely affect our financial results

   We have made investments in three companies and may make investments in others in the future. If at any time our investment in a company were deemed impaired, we may be required to reduce the book value of that investment, which in turn reduce our earnings in that period. Such investments could be deemed impaired, for example, if the financial condition of those companies deteriorates. As of April 1, 2001, we had approximately $6.0 million invested in other companies. Because the financial condition of these companies is outside our control, we can not predict if, or when, the value of such investments would be required to be reduced.

The price of our common stock has been and will be volatile

   The trading price of our common stock has fluctuated significantly in the past and will fluctuate in the future. For example in fiscal 2001 the price of our common stock fluctuated between $83.93 and $4.90 per share. This future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

  .  quarter-to-quarter variations in our operating results;

  .  failure to meet the expectations of industry analysts;

  .  changes in earnings estimates by Portal or by analysts;

  . announcements and technological innovations or new products by us or our competitors;

  .  increased price competition;

  .  developments or disputes concerning intellectual property rights; and

  .  general conditions in the communications and Internet industries.

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

Short-Term Investment Portfolio

   We do not hold derivative financial instruments in our short-term investment portfolio. Our short-term investments consist of instruments rated the equivalent of Standard & Poor's and Moody's short-term rating A1/P1 or long-term rating of at least A/A2. This policy dictates that we diversify our holdings and limit our short-term investments to a maximum of $5 million to any one issuer. Our policy also dictates that all short-term investments mature in 24 months or less.

   The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for Portals' investment portfolios as of January 31, 2001. This table does not include cash because cash is not subject to market risk. It also does not include long-term investments as they are held to maturity and, therefore, near-term changes in market rates will not result in losses. (In thousands, except interest rates):

                                       Maturing  Maturing
                                        within    within
                                        1 Year   2 Years   Thereafter  Total
                                       --------  --------  ---------- --------
   As of January 31, 2001:
   Cash Equivalents................... $ 52,350  $   --       $ --    $ 52,350
     Weighted Average Yield...........     6.04%     -- %       --%       6.04%
   Investments........................  115,183   33,290        --     148,473
     Weighted Average Yield...........     6.49%    6.58%       --%       6.51%
                                       --------  -------      ----    --------
   Total Portfolio.................... $167,533  $33,290      $ --    $200,823
     Weighted Average Yield...........     6.35%    6.58%       --%       6.39%

Impact of Foreign Currency Rate Changes

   During fiscal year 2001, most local currencies of our international subsidiaries weakened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. Portal believes that its exposure to currency exchange fluctuation risk has been insignificant primarily due to the denomination of nearly all of our sales transactions in U.S. dollars. For the fiscal year ended January 31, 2001, there was an immaterial currency exchange impact from our intercompany transactions. Because our foreign denominated revenues have been minimal, we did not engage in foreign currency hedging activities as of January 31, 2001.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Index to Consolidated Financial Statements

   The following financial statements are filed as part of this report

                                                                          Page
                                                                          ----
   Report of Ernst & Young LLP, Independent Auditors.....................  43
   Consolidated Balance Sheets as of January 31, 2001 and 2000...........  44
   Consolidated Statements of Operations for the three years ended
    January 31, 2001.....................................................  45
   Consolidated Statement of Stockholders' Equity (Net Capital
    Deficiency) for the three years ended January 31, 2001...............  46
   Consolidated Statements of Cash Flows for the three years ended
    January 31, 2001.....................................................  48
   Notes to Consolidated Financial Statements............................  49

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Portal Software, Inc.

   We have audited the accompanying consolidated balance sheets of Portal Software, Inc. as of January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the management of Portal Software, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Portal Software, Inc. at January 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Palo Alto, California
February 15, 2001

                             PORTAL SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                January 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................  $ 69,323  $ 43,887
  Accounts receivable, net of allowance for doubtful
   accounts of $2,899 and $1,187 at January 31, 2001 and
   2000, respectively......................................    83,225    28,546
  Short-term investments...................................   141,275   152,090
  Restricted short-term investments........................     7,198     5,312
  Prepaids and other current assets........................    11,302     4,516
  Deferred income taxes....................................     5,045        --
                                                             --------  --------
   Total current assets....................................   317,368   234,351
Property and equipment, net................................    54,209    18,785
Goodwill, net..............................................   229,301        --
Purchased developed technology, net........................    12,938        --
Restricted long-term investments...........................     3,466     5,856
Other assets...............................................    12,772     6,537
                                                             --------  --------
                                                             $630,054  $265,529
                                                             ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable.........................................  $  9,923  $  7,655
  Accrued compensation.....................................    24,198     9,060
  Accrued acquisition expenses.............................    11,629        --
  Other accrued liabilities................................    18,983     5,282
  Short-term notes payable.................................     2,250        --
  Current portion of capital lease obligations.............     2,093       780
  Deferred revenue.........................................    66,937    32,857
                                                             --------  --------
   Total current liabilities...............................   136,013    55,634
Long-term notes payable....................................     1,800        --
Long-term portion of capital lease obligations.............       598     1,525
Long-term deferred income taxes............................     5,045        --
Other liabilities..........................................       209        --

Commitments

Stockholders' equity:
  Convertible preferred stock, $0.001 par value, issuable
   in series: 5,000 shares authorized, none issued and
   outstanding.............................................        --        --
  Common stock, $0.001 par value; 1,000,000 shares
   authorized at January 31, 2001; 171,344 and 158,927
   shares issued and outstanding at January 31, 2001 and
   January 31, 2000, respectively..........................       171       159
  Additional paid-in capital...............................   526,732   251,047
  Accumulated other comprehensive income (loss)............       132      (639)
  Notes receivable from stockholders.......................      (127)     (259)
  Deferred stock compensation..............................    (2,653)   (6,379)
  Accumulated deficit......................................   (37,866)  (35,559)
                                                             --------  --------
   Stockholders' equity....................................   486,389   208,370
                                                             --------  --------
                                                             $630,054  $265,529
                                                             ========  ========

                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Years Ended January 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
Revenues:
  License fees..................................  $180,334  $ 67,049  $ 13,536
  Services......................................    87,973    36,000    13,133
                                                  --------  --------  --------
    Total revenues..............................   268,307   103,049    26,669
                                                  --------  --------  --------
Costs and expenses:
  Cost of license fees..........................     4,917     2,596       458
  Cost of services..............................    59,555    22,808     9,425
  Amortization of purchased developed
   technology...................................       862        --        --
  Research and development......................    57,685    26,090    11,252
  Sales and marketing...........................    96,836    43,671    14,112
  General and administrative....................    31,886    15,349     6,253
  Amortization of deferred stock compensation...     3,726     8,235     2,297
  In-process research and development...........     9,200        --        --
  Amortization of goodwill......................    14,864        --        --
                                                  --------  --------  --------
    Total costs and expenses....................   279,531   118,749    43,797
                                                  --------  --------  --------
Loss from operations............................   (11,224)  (15,700)  (17,128)
Interest and other income, net..................    12,898     5,886       435
One-time gain upon expiration of unexercised put
 option on common stock.........................        --     3,810        --
                                                  --------  --------  --------
Income (loss) before income taxes...............     1,674    (6,004)  (16,693)
Provision for income taxes......................    (3,981)   (1,616)     (715)
                                                  --------  --------  --------
Net loss........................................  $ (2,307) $ (7,620) $(17,408)
                                                  ========  ========  ========
Basic and diluted net loss per share............  $  (0.01) $  (0.06) $  (0.29)
                                                  ========  ========  ========
Shares used in computing basic and diluted net
 loss per share.................................   159,865   124,816    59,062
                                                  ========  ========  ========


                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                      (in thousands, except share amounts)

                      Convertible                                         Accumulated     Notes
                    Preferred Stock         Common Stock      Additional     Other      Receivable    Deferred
                  ---------------------  -------------------   Paid-In   Comprehensive     from        Stock     Accumulated
                    Shares      Amount     Shares     Amount   Capital   Income (Loss) Stockholders Compensation   Deficit
                  -----------  --------  -----------  ------  ---------- ------------- ------------ ------------ -----------
Balances at
 January 31,
 1998...........   56,623,278  $ 18,117   75,925,572  $ 177    $     --      $  --        $  --       $     --    $(10,531)
Total
 comprehensive
 and net loss...                                                                                                   (17,408)
Issuance of
 Series A
 preferred stock
 upon exercise
 of warrants....      209,100        17           --     --          --         --           --             --          --
Issuance of
 Series B
 preferred
 stock..........      471,996       348           --     --          --         --           --             --          --
Issuance of
 common stock
 upon exercise
 of stock
 options, net of
 repurchases....           --        --    2,403,792    749          --         --         (318)            --          --
Issuance of
 common stock
 upon exercise
 of Warrants....           --        --       37,722      1          --         --           --             --          --
Deferred stock
 compensation...           --        --           --     --      16,753         --           --        (16,753)         --
Amortization of
 deferred stock
 compensation...           --        --           --     --          --         --           --          2,297
                  -----------  --------  -----------  -----    --------      -----        -----       --------    --------
Balances at
 January 31,
 1999...........   57,304,374    18,482   78,367,086    927      16,753         --         (318)       (14,456)    (27,939)
Comprehensive
 loss:
Net unrealized
 loss on
 investments....                                                              (704)
Translation
 adjustment and
 other..........                                                                65
Net loss........                                                                                                    (7,620)
Total
 comprehensive
 loss...........
Issuance of
 Series A
 preferred stock
 upon exercise
 of warrants....      682,200        58           --     --          --         --           --             --          --
Conversion of
 preferred stock
 to common stock
 upon completion
 of initial
 public
 offering.......  (57,986,574)  (18,540)  57,986,574     29      18,511         --           --             --          --
Issuance of
 common stock in
 initial public
 offering and
 private
 placement, net
 of issuance
 costs..........           --        --   15,961,198      8     102,360         --           --             --          --
Reincorporation
 to Delaware....           --        --           --   (888)        888         --           --             --          --
Issuance of
 common stock in
 secondary
 public
 offering, net
 of issuance
 costs..........           --        --    5,900,000      3     105,959         --           --             --          --
Issuance of
 common stock
 upon exercise
 of stock
 options, net of
 repurchases....           --        --     (408,618)    --       3,258         --           59             --          --
Issuance of
 common stock
 for cash.......           --        --      145,914     --         118         --           --             --          --
Issuance of
 common stock
 upon exercise
 of warrants....           --        --      474,944     --         146         --           --             --          --
Issuance of
 common stock
 pursuant to
 Employee Stock
 Purchase Plan..           --        --      499,402     --       2,976         --           --             --          --
Impact of Stock
 split..........           --        --           --     80         (80)        --           --             --          --
Deferred stock
 compensation...           --        --           --     --         158         --           --           (158)         --
Amortization of
 deferred stock
 compensation...           --        --           --     --          --         --           --          8,235          --
                  -----------  --------  -----------  -----    --------      -----        -----       --------    --------
Balances at
 January 31,
 2000...........           --        --  158,926,500    159     251,047       (639)        (259)      $ (6,379)    (35,559)
                  ===========  ========  ===========  =====    ========      =====        =====       ========    ========
                      Total
                  Stockholders'
                   Equity (Net
                     Capital
                   Deficiency)
                  -------------
Balances at
 January 31,
 1998...........    $  7,763
Total
 comprehensive
 and net loss...     (17,408)
Issuance of
 Series A
 preferred stock
 upon exercise
 of warrants....          17
Issuance of
 Series B
 preferred
 stock..........         348
Issuance of
 common stock
 upon exercise
 of stock
 options, net of
 repurchases....         431
Issuance of
 common stock
 upon exercise
 of Warrants....           1
Deferred stock
 compensation...          --
Amortization of
 deferred stock
 compensation...       2,297
                  -------------
Balances at
 January 31,
 1999...........      (6,551)
Comprehensive
 loss:
Net unrealized
 loss on
 investments....        (704)
Translation
 adjustment and
 other..........          65
Net loss........      (7,620)
                  -------------
Total
 comprehensive
 loss...........      (8,259)
                  -------------
Issuance of
 Series A
 preferred stock
 upon exercise
 of warrants....          58
Conversion of
 preferred stock
 to common stock
 upon completion
 of initial
 public
 offering.......          --
Issuance of
 common stock in
 initial public
 offering and
 private
 placement, net
 of issuance
 costs..........     102,368
Reincorporation
 to Delaware....          --
Issuance of
 common stock in
 secondary
 public
 offering, net
 of issuance
 costs..........     105,962
Issuance of
 common stock
 upon exercise
 of stock
 options, net of
 repurchases....       3,317
Issuance of
 common stock
 for cash.......         118
Issuance of
 common stock
 upon exercise
 of warrants....         146
Issuance of
 common stock
 pursuant to
 Employee Stock
 Purchase Plan..       2,976
Impact of Stock
 split..........          --
Deferred stock
 compensation...          --
Amortization of
 deferred stock
 compensation...       8,235
                  -------------
Balances at
 January 31,
 2000...........     208,370
                  =============

                             PORTAL SOFTWARE, INC.

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)--
                                  (Continued)
                      (in thousands, except share amounts)

                    Convertible                                    Accumulated     Notes
                  Preferred Stock      Common Stock    Additional     Other      Receivable    Deferred
                 ------------------ ------------------  Paid-In   Comprehensive     from        Stock     Accumulated
                   Shares   Amount    Shares    Amount  Capital   Income (Loss) Stockholders Compensation   Deficit
                 ---------- ------- ----------- ------ ---------- ------------- ------------ ------------ -----------

Balances at
 January 31,
 2000...........        --      --  158,926,500   159    251,047       (639)        (259)      $(6,379)     (35,559)
Comprehensive
 loss:
Net unrealized
 gain on
 investments....                                                      1,503
Translation
 adjustment and
 other..........                                                       (732)
Net loss........                                                                                             (2,307)
Total
 comprehensive
 loss...........
Issuance of
 common stock
 upon exercise
 of stock
 options, net of
 repurchases....        --      --    4,469,453     4     14,615         --          132            --           --
Tax benefits
 from employee
 stock option
 plans..........        --      --           --    --      5,050         --           --            --           --
Issuance of
 common stock
 upon
 acquisition of
 Solution42.....        --      --    6,818,188     7    248,751         --           --            --           --
Issuance of
 common stock
 pursuant to
 Employee Stock
 Purchase Plan..        --      --    1,130,305     1      7,269         --           --            --           --
Amortization of
 deferred stock
 compensation...        --      --           --    --        --          --           --         3,726           --
                 ---------- ------- -----------  ----   --------      -----        -----       -------     --------
Balances at
 January 31,
 2001...........        --  $   --  171,344,446  $171   $526,732      $ 132        $(127)      $(2,653)    $(37,866)
                 ========== ======= ===========  ====   ========      =====        =====       =======     ========
                     Total
                 Stockholders'
                  Equity (Net
                    Capital
                  Deficiency)
                 -------------

Balances at
 January 31,
 2000...........    208,370
Comprehensive
 loss:
Net unrealized
 gain on
 investments....      1,503
Translation
 adjustment and
 other..........       (732)
Net loss........     (2,307)
                 -------------
Total
 comprehensive
 loss...........     (1,536)
                 -------------
Issuance of
 common stock
 upon exercise
 of stock
 options, net of
 repurchases....     14,751
Tax benefits
 from employee
 stock option
 plans..........      5,050
Issuance of
 common stock
 upon
 acquisition of
 Solution42.....    248,758
Issuance of
 common stock
 pursuant to
 Employee Stock
 Purchase Plan..      7,270
Amortization of
 deferred stock
 compensation...      3,726
                 -------------
Balances at
 January 31,
 2001...........   $486,389
                 =============


                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Years Ended January 31,
                                                -----------------------------
                                                  2001      2000       1999
                                                --------  ---------  --------
OPERATING ACTIVITIES:
Net loss....................................... $ (2,307) $  (7,620) $(17,408)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
 Depreciation and amortization.................    8,416      1,939       940
 Amortization of deferred stock compensation...    3,726      8,235     2,297
 Remeasurement gain related to put option......       --     (3,810)       --
 In-process research and development...........    9,200         --        --
 Amortization of purchased developed
  technology and goodwill......................   15,726         --        --
 Changes in operating assets and liabilities:
   Accounts receivable, net....................  (52,113)   (14,072)   (8,777)
   Prepaids and other current assets...........   (5,417)    (1,585)   (1,340)
   Other assets................................   (2,175)      (285)      (59)
   Accounts payable............................    2,594      3,088     1,025
   Accrued compensation........................   14,864      7,913       244
   Other accrued liabilities...................    8,478         80     4,138
   Deferred revenue............................   33,564      9,513    15,625
                                                --------  ---------  --------
     Net cash provided by (used in) operating
      activities...............................   34,556      3,396    (3,315)
                                                --------  ---------  --------
INVESTING ACTIVITIES:
Purchases of short-term investments............ (136,463)  (201,433)       --
Sales of short-term investments................   43,320         --        --
Maturity of short-term investments.............  106,857     42,851        --
Purchases of long-term investments.............   (2,747)    (5,948)       --
Maturity of long-term investments..............    2,237         68        --
Purchases of property and equipment............  (40,329)   (15,186)       --
Purchases of equity investments................   (5,000)    (2,000)       --
Cash acquired from acquisition.................    2,459         --        --
                                                --------  ---------  --------
     Net cash used in investing activities.....  (29,666)  (181,648)       --
                                                --------  ---------  --------
FINANCING ACTIVITIES:
Payments received from stockholder notes
 receivable....................................      132         --        --
Repayment of long-term debt....................       --     (4,122)       --
Proceeds from line of credit...................       --      1,000        --
Repayment of line of credit....................       --     (1,000)       --
Principal payments under capital lease
 obligations...................................   (1,142)      (544)     (319)
Proceeds from issuance of common stock, net of
 repurchases and issuance cost.................   21,890    214,952       432
Proceeds from issuance of preferred stock......       --         --       365
                                                --------  ---------  --------
     Net cash from financing activities........   20,880    210,286       478
                                                --------  ---------  --------
Effect of exchange rate on cash and cash
 equivalents...................................     (334)        44        --
                                                --------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents...................................   25,436     32,078    (2,837)
Cash and cash equivalents at beginning of
 year..........................................   43,887     11,809    14,646
                                                --------  ---------  --------
Cash and cash equivalents at end of year....... $ 69,323  $  43,887  $ 11,809
                                                ========  =========  ========
Supplemental disclosures of cash flow
 information:
 Interest paid................................. $    181  $     366  $    361
                                                ========  =========  ========
 Income taxes paid............................. $    145  $     553  $    215
                                                ========  =========  ========
Supplemental disclosures of non-cash financing
 activity:
 Issuance of debt upon conversion of customer
  deposit included in deferred revenue......... $     --  $      --  $  1,122
                                                ========  =========  ========
 Equipment acquired under capital lease
  obligations.................................. $  1,540  $     337  $ 2 ,820
                                                ========  =========  ========
 Deferred stock compensation related to
  options granted.............................. $     --  $     158  $ 16,753
                                                ========  =========  ========
 Issuance of common stock for stockholder
  notes receivable............................. $     --  $      --  $    318
                                                ========  =========  ========
 Issuance of common stock for acquisition of
  Solution 42.................................. $248,758  $      --  $     --
                                                ========  =========  ========

                            See accompanying notes.

                             PORTAL SOFTWARE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Significant Accounting Policies:

 Nature of Business and Basis of Presentation

   Portal Software, Inc. or Portal, develops, markets and supports business infrastructure software to manage next-generation communications and e-services. Our Infranet software platform addresses the needs of service providers to rapidly deploy new services, define optimal business models and price plans and bill their users. Portal markets its products worldwide through a combination of a direct sales force and distribution partners. Substantially all of Portal's license revenues are derived from sales of its Infranet product line.

 Principles of Consolidation

   The consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 Foreign Currency

   Portal considers the functional currency of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date and revenue, costs and expenses are translated at average rates of exchange in effect during the year. Translation gains and losses are reported within accumulated other comprehensive loss. Net gains and losses resulting from foreign exchange transactions were immaterial in all periods presented.

 Revenue Recognition

   License revenues are comprised of fees for multi-year or perpetual licenses, which are primarily derived from contracts with corporate customers and resellers. Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Portal obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. For electronic delivery, the software is considered to have been delivered when Portal has provided the customer with the access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue from arrangements with customers who are not the ultimate users (resellers) is not recognized until evidence of an arrangement with an end user has been received.

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

                             PORTAL SOFTWARE, INC.

 Research and Development

   Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on Portal's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by Portal between the completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, through January 31, 2001, Portal has charged all such costs to research and development expense in the period incurred.

 Concentration of Credit Risk

   Portal sells its software and services to customers consisting mainly of North American, European and Asia-Pacific communication service providers and enhanced service developers. Portal performs ongoing credit evaluations of its customers and does not require collateral. Portal maintains an allowance for potential credit losses and such losses have been within management's expectations. During fiscal year 2001, 2000 and 1999, Portal added approximately $2.1 million, $1.0 million and $1.4 million, respectively, to its allowance for doubtful accounts. Write-offs of uncollectible accounts totaled $0.4 million, $0.8 million and $0.5 million for fiscal year 2001, 2000 and 1999, respectively.

   No individual customer accounted for 10% or more of total revenue during fiscal 2001 and 1999. One customer accounted for 10% of total revenue during fiscal 2000.

 Segment Information

   Portal operates solely in one segment, the development and marketing of CM&B software. Portal's foreign offices consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network. Operating losses generated by the foreign operations of Portal and their corresponding identifiable assets were not material in any period presented. Portal's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Portal does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as Portal's assets are primarily located in its corporate office in the United States and not allocated to any specific region, we do not produce reports for, or measure the performance of, our geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

   Portal's export revenue represented 41%, 35% and 27% of total revenues in fiscal year 2001, 2000 and 1999, respectively. All of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe (which is defined by Portal as Europe, Middle East and Africa) and Intercontinental (which is defined by Portal as Asia-Pacific, Japan and Latin America). European revenues for these years, respectively, were $65.0 million, $28.7 million and $4.4 million and Intercontinental revenues were $46.4 million, $7.5 million and $2.7 million.

 Fair Value of Financial Instruments

   The fair value of notes receivable is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining

                             PORTAL SOFTWARE, INC.

maturities. At January 31, 2001 and 2000, the carrying value of the notes receivable approximated their fair value.

   The fair value of short-term and long-term notes payable and short-term and long-term capital lease obligations is estimated based on current interest rates available to Portal for debt instruments with similar terms, degrees of risk and remaining maturities. At January 31, 2001 and 2000, the carrying values of these obligations approximate their respective fair values.

 Advertising

   Portal expenses advertising costs as incurred. Advertising expense for fiscal year 2001, 2000 and 1999 was approximately $0.9 million, $0.5 million and $0.2 million, respectively.

 Cash, Cash Equivalents, Short-Term and Long-Term Investments

   Portal considers all highly liquid, low-risk debt instruments with an original maturity, at the date of purchase, of three months or less to be cash equivalents. At January 31, 2001 and 2000, cash equivalents and short-term investments consist primarily of commercial paper, corporate notes, money market funds and government securities. All short-term investments mature within 24 months.

   Portal also invests in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other assets, in the amount of $6.0 million and $2.0 million as of January 31, 2001 and 2000, respectively. The investments are accounted for using the cost method as Portal does not have the ability to exercise significant influence over the operations of these companies and Portal's investment is less than 20% of the outstanding voting shares in each entity. Portal monitors its investments for permanent impairment. If impairment of the investments were to occur, Portal would record an impairment loss and reduce the carrying value of the investment.

   Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders' equity. At January 31, 2001 unrealized gains, for cash equivalents and short-term investments, were $799,000, due primarily to the effects of decreasing interest rates on longer-term securities, and at January 31, 2000, unrealized losses, for cash equivalents and short-term investments, were $703,000. It is possible that a portion of the unrealized gain will be realized, as many high-yielding corporate notes are being downgraded to a level at or below the minimum requirements of our investment policy. As this happens, these securities will be sold resulting in a realized gain. Debt and discount securities are adjusted for straight-line amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method.

                             PORTAL SOFTWARE, INC.

   The following schedule summarizes the estimated fair value of Portal's cash, cash equivalents and short-term investments (in thousands):

                                                                  January 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
     Cash and cash equivalents:
       Cash.................................................... $16,973 $11,570
       Money market funds......................................  41,380  12,142
       Commercial paper........................................   9,674  14,977
       U.S. Government securities..............................   1,296   5,198
                                                                ------- -------
                                                                $69,323 $43,887
                                                                ======= =======

   Short-term investments at January 31, 2001 (in thousands):

                                                             Gross
                                                          Unrealized
                                                          -----------
                                                                         Fair
                                                  Cost    Gain  Loss    Value
                                                --------  ----- -----  --------
     Corporate notes........................... $106,688  $ 740 $  --  $107,428
     U.S. Government securities................   31,354     77    --    31,431
     Commercial paper..........................    9,627     --   (13)    9,614
     Restricted investments....................   (7,198)    --    --    (7,198)
                                                --------  ----- -----  --------
                                                $140,471  $ 817 $ (13) $141,275
                                                ========  ===== =====  ========

   Short-term investments at January 31, 2000 (in thousands):

                                                             Gross
                                                           Unrealized
                                                           ----------
                                                                         Fair
                                                   Cost    Gain Loss    Value
                                                 --------  ---- -----  --------
     Corporate notes............................ $ 90,364  $ -- $(571) $ 89,793
     Municipal bonds............................   55,434    --  (124)   55,310
     Commercial paper...........................   12,303    --    (4)   12,299
     Less restricted investments................   (5,312)   --    --    (5,312)
                                                 --------  ---- -----  --------
                                                 $152,789  $ -- $(699) $152,090
                                                 ========  ==== =====  ========

   The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands):

                                                                January 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
     Due within one year.................................... $115,183  $ 90,748
     Due within two years...................................   33,290    66,654
     Restricted short-term investments......................   (7,198)   (5,312)
                                                             --------  --------
                                                             $141,275  $152,090
                                                             ========  ========

   At January 31, 2001, short-term restricted investments of $7,198,000 combined with restricted long-term investments of $3,466,000 represent collateral for four letters of credit issued in lieu of security deposits for facility leases and consist of corporate bonds maturing over a period of one to two years.

                             PORTAL SOFTWARE, INC.

   Two letters of credit, for $2,250,000 and $3,000,000, are renewable annually until they expire on December 31, 2010. The other two letters of credit are for $2,650,000 and $256,000 and are renewable annually until expiration on May 31, 2011 and October 31, 2005, respectively. The restricted long-term investments are classified as held-to-maturity and, consequently, unrealized gains and losses are not recorded. At January 31, 2001 and 2000, amortized cost approximated fair value.

   At January 31, 2000, restricted short-term investments represent collateral for a $950,000 letter of credit backing surety bonds required by a customer contract and for a $3,000,000 letter of credit issued to Portal's landlord to guarantee payment of tenant improvements. On February 29, 2000 and October 31, 2000, the surety bonds of $750,000 and $200,000, respectively, expired. On February 29, 2000, the guarantee for tenant improvements expired.

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

 Goodwill

   Goodwill is carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated economic life of four years.

 Impairment of Long-Lived Assets

   Long-lived assets and intangibles, including goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future net cash flows associated with the asset would be compared to the asset's carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets, would be recognized. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future net cash flows. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time. No impairment losses have been recognized to date.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

 Net Loss Per Share

   In accordance with FAS 128, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. All share and per share amounts shown in this table have been restated to reflect a two-for-one stock split effective January 20, 2000.

                             PORTAL SOFTWARE, INC.

   The following table presents the calculation of basic and diluted net loss per share for each of the three years in the period ended January 31, 2001 (in thousands, except per share data):

                                                    Years Ended January 31,
                                                    --------------------------
                                                     2001     2000      1999
                                                    -------  -------  --------
   Basic and diluted:
   Net loss.......................................  $(2,307) $(7,620) $(17,408)
                                                    =======  =======  ========
     Weighted-average shares of common stock
      outstanding.................................  163,920  133,000    77,804
     Less: Weighted-average shares subject to
      repurchase..................................   (4,055)  (8,184)  (18,742)
                                                    -------  -------  --------
   Weighted-average shares used in computing basic
    net loss per share............................  159,865  124,816    59,062
                                                    =======  =======  ========
       Net loss per share.........................  $ (0.01) $ (0.06) $  (0.29)
                                                    =======  =======  ========

   Portal has excluded all convertible preferred stock, warrants for convertible preferred stock and outstanding stock options from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share was 14,973,964, 20,679,540 and 80,371,692 for fiscal year 2001, 2000 and 1999. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method. See Note 7 for further information on these securities.

 Stock-Based Compensation

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Portal has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock option plans. See the pro forma disclosures of applying FAS 123 included in Note 7.

 Comprehensive Loss

   Comprehensive loss is comprised of net loss and other comprehensive loss, which includes certain changes in equity that are excluded from net loss. Comprehensive loss for each of the three years in the period ended January 31, 2001 has been disclosed in the Statement of Stockholders' Equity.

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

                             PORTAL SOFTWARE, INC.

(2) Property and Equipment

   Property and equipment is recorded at cost and consists of the following (in thousands):

                                                                  January 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
     Land and buildings........................................ $ 1,728 $    --
     Office and computer equipment.............................  43,749  17,290
     Furniture and fixtures....................................   7,092   2,217
     Leasehold improvements....................................  14,269   3,584
                                                                ------- -------
                                                                 66,838  23,091
     Less accumulated depreciation and amortization............  12,629   4,306
                                                                ------- -------
     Property and equipment, net............................... $54,209 $18,785
                                                                ======= =======

   Included in property and equipment were assets acquired under capital lease obligations and notes payable (see Note 4). Assets acquired under capital lease had a cost of approximately $4.5 million and $3.0 million with related accumulated depreciation of approximately $1.8 million and $1.1 million at January 31, 2001 and 2000, respectively. Assets acquired with notes payable during the year ended January 31, 2001 had a cost of $1.8 million and accumulated depreciation of approximately $0.1 million. There were no assets acquired with notes payable during the year ended January 31, 2000.

(3) Acquisition

   On November 2, 2000, Portal acquired SOLUTION42 AG ("Solution42") and its subsidiaries. Solution42 is a Germany-based provider of wireless voice mediation, provisioning and rating technologies. The acquisition was treated as a purchase for accounting purposes, and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The Consolidated Financial Statements include the operating results of Solution42 from the date of acquisition.

   At the date of acquisition, the purchase price was $263.6 million which is represented by the fair value of the stock issued as consideration and direct acquisition costs of $14.8 million. In addition, Portal recorded a deferred tax liability of $5.0 million, representing the tax effect of the developed technology as required under FAS 109. The fair value of the shares was determined using a five-day average trading price around the date of acquisition. Under the terms of the agreement, Portal issued, to the shareholders of Solution42, shares in a Portal subsidiary based in Germany, that may be exchanged for up to 7.5 million shares of Portal common stock and includes a two-year economic earn-out. The fair value of the 681,812 shares subject to the two-year economic earn-out is $8.9 million as of January 31, 2001. These shares will be valued at their fair value when they are either probable of being earned or earned and will result in additional goodwill to be amortized over the remaining useful life.

   The following is the allocation of the non-contingent purchase price and deferred tax liability (in thousands):

       Net assets acquired............................................ $  1,475
       Purchased developed technology.................................   13,800
       In-process research and development............................    9,200
       Goodwill.......................................................  244,165
                                                                       --------
                                                                       $268,640
                                                                       ========

                             PORTAL SOFTWARE, INC.

   Portal recorded an asset of $13.8 million for purchased developed technology as a result of acquiring Solution42. The value was determined, with the assistance of independent third-party appraisers, by estimating the present value of cash flows from developed technology as based on Portal management and industry assumptions and market data. Purchased developed technology is being amortized, on a straight-line basis, over its estimated useful life of four years. Amortization expense was $0.9 million for the year ended January 31, 2001. Amortization expense is estimated to be $3.4 million in fiscal 2002, $3.4 million in fiscal 2003, $3.4 million in fiscal 2004 and $2.7 million in fiscal 2005.

   A one-time charge of $9.2 million for purchased in-process research and development expenses was recorded upon closing of the acquisition in the fourth quarter of fiscal 2001. The amounts allocated to in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of the projects was determined, with the assistance of independent third-party appraisers, by estimating the costs to develop the in-process technology into commercially feasible products and estimating the present value of the net cash flows management believed would result from the products.

   Goodwill, as related to the acquisition of Solution42, was recorded in the amount of $244.2 million and is being amortized, on a straight-line basis over its estimated useful life of four years. Amortization expense was $14.9 million for the year ended January 31, 2001. Assuming Portal does not experience any impairment in value of goodwill that would require an acceleration of amortization, amortization expense is estimated to be approximately $61.1 million for fiscal 2002, $61.1 million for fiscal 2003, $61.1 million for fiscal 2004 and $46.0 million in fiscal 2005.

   As a result of the acquisition of Solution42, Portal incurred direct acquisition costs including incremental costs to exit and consolidate activities of Solution42 and the involuntary termination of certain Solution42 employees. Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The allocation of the purchase price incorporates these items and may be adjusted through November 2001 based on changes to Portal management's assessment of costs. Adjustments, if any, are not expected to have a material effect on Portal's results of operations or financial condition. The direct acquisition costs were comprised of $7.8 million of outside services, $3.8 million of severance and $3.2 million of other related direct acquisition costs. As of January 31, 2001, $0.8 million of outside services, $1.2 million of severance and $1.2 million of other related direct acquisition costs had been utilized leaving a balance remaining of $11.6 million. The balance remaining as of January 31, 2001 is expected to be utilized in fiscal year 2002.

                             PORTAL SOFTWARE, INC.

   The following unaudited pro forma financial information for the years ended January 31, 2001 and 2000, assumes the acquisition of Solution42 occurred as of the beginning of the respective periods, including the amortization of intangible assets. The impact of the one-time expense of purchased in-process research and development has been excluded. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the dates indicated, nor are they necessarily indicative of future results.

                                         For the Years Ended January 31,
                                     ----------------------------------------
                                            2001                 2000
                                     -------------------  -------------------
                                     Including     As     Including     As
                                     Solution42 reported  Solution42 reported
                                     ---------- --------  ---------- --------
                                      (in thousands, except per share data)
     Net revenue....................  $277,293  $268,307   $112,819  $103,049
     Net loss.......................   (44,369)   (2,307)   (71,847)   (7,620)
     Net loss per share, diluted....     (0.27)    (0.01)     (0.55)    (0.06)
     Shares used in computing
      diluted net loss per share....   166,683   159,865    131,634   124,816

(4) Short-term and Long-term Notes Payable

   In November 2000, Portal acquired Solution42 (See Note 3). The liabilities assumed as part of the acquisition included two short-term notes payable and four long-term notes payable.

   The first short-term note payable is unsecured and accrues interest at 6% per annum. The interest is due and payable one month after management's approval of the annual financial statements. Under the original terms of the loan, principal payments were not due until June 2002 and were to continue through June 2005. However, after the acquisition, Portal management made arrangements to repay the entire balance in fiscal year 2002. Due to this decision, the entire loan has been classified as short-term as of January 31, 2001. The balance due as of January 31, 2001 is $790,523. The second short-term note payable is unsecured and accrues interest at 6% per annum. The interest is due and payable on a quarterly basis. The terms of the loan require repayment of the principal in June 2001. As of January 31, 2001, the balance due on the loan was $1,459,022.

   The four long-term notes payable are mortgages for two facilities purchased by Solution42. Two of the loans accrue interest at 4.45% per annum. These two loans are guaranteed by a German government organization and have restrictions on the transfer of property. Principal and interest are due in December 2010 and June 2011 and as of January 31, 2001, the balances due on these loans were $710,874 and $625,570, respectively. The other two loans accrue interest at 5.10% and 4.88% per annum. The interest rates on these loans are fixed until 2008 and 2009, respectively, at which time the rates can be renegotiated. Principal and interest are due monthly through October 2015 and November 2024, respectively and as of January 31, 2001 the balances due on these loans were $264,544 and $198,689, respectively.

                             PORTAL SOFTWARE, INC.

   Future minimum payments under long-term notes payable are as follows (in thousands):

     Year ending January 31,
       2002............................................................. $  103
       2003.............................................................    103
       2004.............................................................    103
       2005.............................................................    103
       2006.............................................................    103
       Thereafter.......................................................  2,206
                                                                         ------
         Total minimum payments.........................................  2,721
     Less amount representing interest..................................    921
                                                                         ------
     Present value of future payments...................................  1,800
     Less current portion...............................................     --
                                                                         ------
         Long-term portion.............................................. $1,800
                                                                         ======

(5) Agreement with Accenture LLP (formerly Andersen Consulting) LLP

   On April 12, 1999, Portal agreed to enter into a strategic alliance with Accenture LLP ("Accenture") under which Accenture agreed to provide services to Portal and the parties agreed to expand their existing marketing alliance and work closely together to expand their customer service and marketing relationship. Under this arrangement, Accenture agreed to purchase up to 800,000 shares of common stock from Portal in a private placement concurrent with Portal's initial public offering at the initial public offering price, less the underwriting discount.

   Under this agreement, Portal agreed to compensate Accenture for its services with a minimum services fee in cash of $2.8 million and a cash settled put for 400,000 of the shares to be purchased by Accenture. This put guaranteed a closing value of $6.0 million at the end of the first day of trading for 400,000 common shares sold to Andersen and required Portal to pay Accenture in cash for any difference between the closing value of these shares and $6.0 million. Upon the date of the arrangement, Portal recorded the fair value of the put of approximately $3.8 million. The value of the put was determined using the Black-Scholes model using a risk-free interest rate of 6.3%, an expected life of one month and a volatility factor of 100%.

   Upon completion of the initial public offering (see Note 7), the put option was settled. Based on the closing price of Portal's common stock at the end of the first day of trading, the net cash settlement of the put was computed at a value of zero. As a result, a gain upon remeasurement of the liability of $3.8 million was recorded as other income in the year ended January 31, 2000 and the initial fair value of the put, approximately $3.8 million, was classified as a prepaid service asset. Upon signing of the definitive agreement in March 2000, the services fee of $2.8 million was paid and capitalized. The entire prepaid service asset of $6.6 million is being amortized on a straight-line basis over the term of the agreement of approximately four and one half years.

(6) Commitments

 Operating Leases

   Portal leases its office facilities and some property under various operating lease agreements. During fiscal 2000, Portal entered into two leases for its worldwide headquarters, which expire in December 2010. Rental expense for all operating leases was approximately $14.6 million, $4.7 million and $1.6 million for fiscal years 2001, 2000 and 1999.

                             PORTAL SOFTWARE, INC.

   Future minimum lease payments as of January 31, 2001 for all operating leases are as follows (in thousands):

     Year ending January 31,
       2002........................................................... $ 14,085
       2003...........................................................   13,315
       2004...........................................................   12,896
       2005...........................................................   12,418
       2006...........................................................   12,428
       Thereafter.....................................................   63,718
                                                                       --------
         Total minimum lease payments................................. $128,860
                                                                       ========

   Future minimum lease payments have not been reduced by future sublease income of $1.0 million, $1.0 million and $0.8 million for the years ended January 31, 2002, 2003 and 2004, respectively.

   In connection with the leases for several facilities, Portal has issued four letters of credit as deposits. Two letters totaling $2,250,000 and $3,000,000, renew annually until their expiration in December 2010. The other two letters of credit totaling $2,650,000 and $256,000 and are renewable annually until expiration on May 31, 2011 and October 31, 2005, respectively. The letters of credit for $2,250,000, $3,000,000 and $2,650,000, have terms that allow reduction down to $1,100,000, $1,450,000 and $1,325,000, respectively, if certain financial covenants are met. In addition, if Portal achieves an Investment Grade credit rating, the letter of credit for $2,650,000 can be further reduced to one month's rent which would range from approximately $220,000 to $290,000.

 Capital Lease Obligations

   Portal leases certain furniture, computers and equipment under non-cancelable capital leases. Obligations under capital leases represent the present value of future non-cancelable rental payments under various lease agreements.

   Future minimum lease payments under capital leases are as follows (in thousands):

     Year ending January 31,
       2002............................................................. $2,183
       2003.............................................................    609
       2004.............................................................     11
                                                                         ------
         Total minimum payments.........................................  2,803
     Less amount representing interest..................................    112
                                                                         ------
     Present value of future payments...................................  2,691
     Less current portion...............................................  2,093
                                                                         ------
         Long-term portion.............................................. $  598
                                                                         ======

(7) Stockholders' Equity

 Reincorporation and Stock Splits

   During February 1999, Portal's board of directors authorized the reincorporation of Portal in the state of Delaware. This reincorporation was effective on April 29, 1999. Portal is authorized to issue 1,000,000,000

                             PORTAL SOFTWARE, INC.

shares of common stock, $0.001 par value and 5,000,000 shares of undesignated preferred stock, $0.001 par value. The board of directors will have the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock.

   In April 1999, Portal's board of directors approved a three-for-one split of Portal's common and preferred stock. The stock split took place on April 29, 1999. In December 1999, the board of directors approved a two-for-one split of Portal's common stock, which was effected by means of a stock dividend. This stock dividend was paid on January 19, 2000. Concurrently with the stock dividend, Portal's outstanding stock options and stock option purchase plans were adjusted to reflect the two-for-one stock split. All share and per share amounts in these accompanying consolidated financial statements have been adjusted retroactively to reflect these stock splits.

 Initial Public Offering

   On May 11, 1999, Portal completed an initial public offering of its common stock. All 9.2 million shares covered by Portal's Registration Statement on Form S-1, including shares covered by an over-allotment option that was exercised, were sold by Portal at a price of $7.00 per share, less an underwriting discount of $0.49 per share. In addition, on May 11, 1999, Portal issued 760,368 shares of common stock to Accenture and 6.0 million shares of common stock to Cisco Systems, Inc. for $6.51 per share or an aggregate purchase price of approximately $44.0 million. Net proceeds to Portal from all shares sold were approximately $102.4 million.

   Upon the consummation of Portal's initial public offering on May 11, 1999, all of the then outstanding Series A preferred stock and Series B preferred stock automatically converted into common stock.

 Secondary Stock Offering

   In October 1999, Portal completed a secondary offering of 11.5 million shares of Portal common stock, including shares covered by an over-allotment option that was exercised. Of these shares, Portal offered 5.9 million primary shares and selling stockholders offered 5.6 million shares. Net proceeds to Portal were approximately $106.0 million after underwriting commissions and expenses.

 Convertible Preferred Stock

   At January 31, 1999, 29,700,000 shares of convertible preferred stock were authorized and 57,304,374 shares were outstanding. In connection with the initial public offering in May 1999, all convertible preferred stock was converted to common stock. As of January 31, 2001 and 2000, 5,000,000 shares of preferred stock were authorized and no shares were outstanding.

 Common Stock

   Portal has issued shares of common stock, which are subject to Portal's right to repurchase at the original issuance price upon the occurrence of certain events, as defined in the agreement relating to the sale of such stock. The repurchase rights lapse ratably over a period of one to four years from the date of issuance. At January 31, 2001, 2000 and 1999, approximately 2,348,801, 5,627,966 and 13,021,692 shares were subject to repurchase. Of the shares subject to repurchase, 2,348,801, 5,501,240 and 11,894,022 shares were issued upon the exercise of options under the 1995 Stock Option/Issuance Plan.

                             PORTAL SOFTWARE, INC.

   At January 31, 2001, common stock was reserved for issuance as follows:

   Exercise of outstanding stock options........................... 26,798,361
   Shares of common stock available for grant under the 1999 Stock
    Incentive Plan.................................................  4,285,433
   Shares of common stock available for grant under the 2000
    Supplemental Stock Option Plan.................................  1,627,849
   Shares of common stock available for grant under Employee Stock
    Purchase Plans.................................................  5,148,823
                                                                    ----------
     Total common stock reserved for issuance...................... 37,860,466
                                                                    ==========

 Warrants

   Warrants to purchase 62,724 shares of common stock for a price of $0.008 per share were issued in connection with bridge loan financing in December 1995. During the years ended January 31, 1999 and 2000, 37,722 and 25,002 shares, respectively, were issued in connection with exercises of these warrants. The value ascribed to the warrants is immaterial for financial statement purposes. As of January 31, 2001 and 2000, none of these warrants were outstanding.

   Warrants to purchase 7,241,400 shares of Series A preferred stock at a price of $0.09 per share were issued in connection with the issuance of Series A preferred stock in March 1996. During the years ended January 31, 1997, 1998, 1999 and 2000, 6,150,000, 200,100, 209,100 and 682,200 shares were exercised. The value ascribed to these warrants is immaterial for financial statement purposes. As of January 31, 2001 and 2000, none of these warrants were outstanding.

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

 Stock Options

   Upon the reincorporation of Portal on April 29, 1999, all options issued under the 1995 Stock Option/Stock Issuance Plan were assumed by the 1999 Stock Incentive Plan (the "Plan"). Under the Plan, the board of directors is authorized to grant incentive stock options or nonqualified stock options to employees, officers and directors of Portal. The Plan allows for the grant of incentive stock options to employees and grant of nonstatutory stock options to eligible participants. The number of shares of common stock available for issuance under the Plan automatically increases on the first trading day of each fiscal year during the term of the Plan, beginning with fiscal 2001, by an amount equal to four percent (4%) of the shares of common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 10,500,000 shares.

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

                             PORTAL SOFTWARE, INC.

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

   In December 2000 the board of directors approved the 2000 Supplemental Stock Option Plan (the "Supplemental Plan"). Under the Supplemental Plan, the board of directors is authorized to grant nonqualified stock options to non-officer employees and consultants of Portal. Under the Supplemental Plan, 6,000,000 shares of common stock are available for issuance. The option price of options granted under the Supplemental Plan is not less than 100% of the fair value on the date of the grant as determined by the board of directors. Options granted become exercisable only when vested. Options generally vest over a period of no more than five years, however, options may be granted with different vesting terms at the discretion of the board of directors. Options are exercisable for a term of ten years after the date of grant. If the optionee's employment by or service with Portal is terminated, the options cease to be exercisable after a specified period, generally three months (one year in the case of death or disability). In the event of a change in control in which options granted under the Supplemental Plan are not assumed, the options will accelerate and vest in full and existing repurchase rights will lapse.

   A summary of Portal's stock option activity under all Plans and related information follows:

                               January 31, 2001      January 31, 2000      January 31, 1999
                             --------------------- --------------------- ---------------------
                                         Weighted-             Weighted-             Weighted-
                                          Average               Average               Average
                                         Exercise              Exercise              Exercise
                               Shares      Price     Shares      Price     Shares      Price
                             ----------  --------- ----------  --------- ----------  ---------
   Outstanding at beginning
    of year................  20,540,899   $ 8.60   11,192,400   $ 0.77    1,783,368    $0.01
   Options granted ........  12,237,941   $14.98   13,110,467   $13.25   13,782,000    $0.70
   Options exercised.......  (4,471,014)  $ 3.09   (2,157,738)  $ 0.87   (4,072,968)   $0.22
   Options canceled .......  (1,509,465)  $23.23   (1,604,230)  $ 2.32     (300,000)   $0.64
                             ----------            ----------            ----------
   Outstanding at end of
    year...................  26,798,361   $12.23   20,540,899   $ 8.60   11,192,400    $0.77
                             ==========            ==========            ==========
   Exercisable at end of
    year...................   5,347,659   $12.05    7,929,314   $ 1.28   11,192,400    $0.77
                             ==========            ==========            ==========
   Additional authorized
    shares.................  12,357,060       --   12,943,820       --           --       --
                             ==========            ==========            ==========

   The weighted average fair value, per share, of options granted for the years ended January 31, 2001, 2000 and 1999 was $10.47, $9.03 and $0.18,
respectively.

   At January 31, 2001, 2000 and 1999, 2,348,801, 5,627,966 and 11,894,022
shares, which had been issued upon exercise of options, were subject to repurchase. At January 31, 2001, 2000 and 1999, options to acquire 5,346,256, 2,326,790 and 278,946 shares were vested but not exercised.

                             PORTAL SOFTWARE, INC.

   Exercise prices for options outstanding as of January 31, 2001 and the weighted-average remaining contractual life are as follows:

                                        Options Outstanding              Options Exercisable
                            ------------------------------------------- ---------------------
                                           Weighted-
                                            Average                                 Weighted-
                                           Remaining       Weighted-                 Average
           Range of           Number    Contractual Life    Average       Number    Exercise
       Exercise Prices      Outstanding    (In years)    Exercise Price Outstanding   Price
       ---------------      ----------- ---------------- -------------- ----------- ---------
   0.00-7.14............... 19,760,171        8.4             4.55       3,778,601     3.57
   7.15-14.28..............     48,000        9.9             8.25             999     8.25
   14.29-21.41.............    713,781        8.4            20.28         278,499    20.27
   21.42-28.55.............  1,323,866        8.5            25.97         430,702    25.91
   28.56-35.69.............  2,393,053        8.8            31.72         301,640    31.30
   35.70-42.83.............  1,312,955        8.8            39.05         251,839    39.34
   42.84-49.96.............    959,301        8.5            46.96         242,844    46.34
   49.97-57.1..............    199,634        7.7            52.64          25,390    50.38
   57.2-64.24..............     36,000        9.5            60.75          36,000    60.75
   64.25-71.38.............     51,600        9.0            71.38           1,145    71.38
                            ----------                                   ---------
                            26,798,361        8.6            12.23       5,347,659    12.05
                            ==========                                   =========

   During the year ended January 31, 1999, in connection with the grant of certain share options to employees, Portal recorded deferred stock compensation of $16.8 million representing the difference between the exercise price and the deemed fair value of Portal's common stock on the date such stock options were granted. Such amount is included as a reduction of stockholders' equity (net capital deficiency) and is being amortized by charges to operations on a graded vesting method. In fiscal 2001, 2000 and 1999, Portal recorded amortization of deferred stock compensation expense of approximately $3.7 million, $8.2 million and $2.3 million. At January 31, 2001, Portal had a total of approximately $2.7 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The amortization expense relates to options awarded to employees in all operating expense categories. This amount has not been separately allocated to these categories.

 Employee Stock Purchase Plans

   In February 1999, the board of directors approved the adoption of Portal's 1999 Employee Stock Purchase Plan ("1999 Purchase Plan"). The stockholders approved this plan in April 1999. A total of 3,600,000 shares of common stock were initially reserved for issuance under the 1999 Purchase Plan. The number of shares of common stock available for issuance under the 1999 Purchase Plan automatically increases on the first trading day of each fiscal year during the term of the 1999 Purchase Plan, beginning with fiscal 2001, by an amount equal to two percent (2%) of the shares of common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 4,000,000 shares. Accordingly, an additional 3,178,530 shares were added to the 1999 Purchase Plan on February 1, 2000. On June 16, 2000 the board of directors approved the adoption of Portal's 2000 International Employee Stock Purchase Plan ("International Plan"). The 1999 Purchase Plan and International Plan are collectively referred to as the "Purchase Plans." The number of shares initially reserved for issuance over the term of the International Plan was limited to 6,778,530 shares, less any shares issued under the 1999 Purchase Plan in the future and on the November 30, 1999 and May 31, 2000 purchase dates, subject to the annual automatic increase discussed above. Pursuant to the annual automatic increase, an aggregate additional 3,426,888 shares were added on February 1, 2001 to the Purchase Plans. The Purchase Plans permit eligible employees to acquire shares of Portal's common stock through periodic payroll deductions of up to 15% of total compensation. No more than 3,500 shares may

                             PORTAL SOFTWARE, INC.

be purchased on any purchase date per employee. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Portal's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period commenced on the effectiveness of the initial public offering and ended on November 30, 2000 and the current offering period will end on the last business day of November 2002. A total of 510,625 shares, 30,210 shares and 589,470 shares were sold under the Purchase Plans during the year ended January 31, 2000 at a price of $5.95, $34.25 and $5.42 per share, respectively.

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

                                                                Employee Stock
                                                 Options        Purchase Plan
                                              ----------------  ----------------
                                               Years Ended       Years Ended
                                               January 31,       January 31,
                                              ----------------  ----------------
                                              2001  2000  1999  2001  2000  1999
                                              ----  ----  ----  ----  ----  ----
     Risk-free interest rate.................  5.5%  6.0% 6.0%   5.5%  6.0%  --
     Expected life (years)...................  5.0   5.0  6.0    0.5   0.5   --
     Volatility.............................. 90.0% 85.0%  --   90.0% 85.0%  --
     Dividend Yield..........................  0.0%  0.0% 0.0%   0.0%  0.0%  --

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Portal's pro forma information follows (in thousands, except per share amounts):

                                                   Years Ended January 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
     Net loss:
       As reported............................... $ (2,307) $ (7,620) $(17,408)
       Pro forma.................................  (83,991)  (39,406)  (17,861)

     Basic and diluted net loss per share:
       As reported............................... $  (0.01) $  (0.06) $  (0.29)
       Pro forma.................................    (0.53)    (0.32)    (0.30)

                             PORTAL SOFTWARE, INC.

(8) Income Taxes

   Portal's provision for income taxes was approximately $4.0 million, $1.6 million and $0.7 million for fiscal years ended January 31, 2001, 2000 and 1999, respectively. The provision for income taxes is comprised of the following (in thousands):

                                                            Years Ended January
                                                                    31,
                                                            --------------------
                                                             2001     2000  1999
                                                            -------  ------ ----
     Current:
       Federal ............................................ $ 6,013  $  840 $500
       State...............................................     913      --   --
       Foreign.............................................   2,100     776  215
                                                            -------  ------ ----
         Total current.....................................   9,026   1,616  715
                                                            -------  ------ ----
     Deferred:
       Federal ............................................  (4,650)     --   --
       State...............................................    (395)     --   --
                                                            -------  ------ ----
         Total deferred....................................  (5,045)     --   --
                                                            -------  ------ ----
         Total provision................................... $ 3,981  $1,616 $715
                                                            =======  ====== ====

   The tax benefit associated with dispositions from employee stock plans reduced federal and state income taxes payable for fiscal 2001 by 5.0 million.

   The reconciliation of income tax expense (benefit) attributable to continuing operations, computed at the U.S. federal statutory rates, to income tax expense (benefit) for the fiscal years ended January 31, 2001, 2000 and 1999 is as follows (in thousands):

                                                     Years Ended January 31,
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
   Tax provision (benefit) at U.S. statutory rate..  $   569  $(2,041) $(5,676)
   Loss for which no tax benefit is currently
    recognizable...................................       --    2,881    5,676
   State tax.......................................      337       --       --
   Research and development tax credits ...........   (3,146)      --       --
   Alternative minimum tax.........................       --       --      500
   Change in valuation allowance...................   (5,045)      --       --
   Foreign income and withholding taxes............    2,100      776      215
   Purchased in-process research and development,
    goodwill and developed technology..............    8,724       --       --
   Non-deductible meals and entertainment..........      442       --       --
                                                     -------  -------  -------
     Total.........................................  $ 3,981  $ 1,616  $   715
                                                     =======  =======  =======

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                             PORTAL SOFTWARE, INC.

   Significant components of Portal's deferred taxes are as follows (in thousands):

                                                                January 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Deferred tax assets:
     Net operating loss carry-forwards...................... $ 13,437  $  2,084
     Tax credit carry-forwards..............................    7,221     4,041
     Deferred revenue.......................................   21,942    13,424
     Accruals and reserves not currently deductible.........    7,698     3,053
     Other, net.............................................    4,479     3,366
                                                             --------  --------
       Gross deferred tax assets............................   54,777    25,968
   Valuation allowance......................................  (49,372)  (25,968)
                                                             --------  --------
       Total deferred tax assets............................ $  5,045  $     --
                                                             ========  ========
   Deferred tax liabilities:
     Acquired intangibles................................... $ (5,045) $     --
                                                             --------  --------
       Total deferred tax liabilities.......................   (5,045)       --
                                                             --------  --------
       Net deferred tax assets.............................. $     --  $     --
                                                             ========  ========

   The change in the valuation allowance was an increase of approximately $23.4 million, $13.4 million and $8.2 million for fiscal years ended January 31, 2001, 2000 and 1999 respectively. At January 31, 2001, substantially all of the valuation allowance for deferred tax assets is attributable to unbenefitted stock option deductions, the benefit of which will be credited to equity when realized.

   As of January 31, 2001, Portal's federal and state net operating loss carry-forwards for income tax purposes were approximately $36 million and $19 million, respectively. If not utilized, the federal net operating loss carry-forwards will begin to expire in 2013, and the state net operating loss carry-forwards will begin to expire in 2002. Portal had federal research and development tax credit carry-forwards of approximately $3.9 million, which will expire at various dates from 2012 through 2021, if not utilized. The Company also had state research and development credit carry-forwards of approximately $2.8 million with no expiration dates. In addition, Portal had foreign tax credit carry-forwards of approximately $1.9 million, which will expire in 2004 and 2006, if not utilized.

   Utilization of tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in expiration of tax credit carry-forwards before full utilization.

                             PORTAL SOFTWARE, INC.

(9) Quarterly Results of Operations (Unaudited)

   The following table presents Portal's operating results for each of the eight quarters in the period ended January 31, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of Portal and the financial statement footnotes appearing elsewhere in this Form 10-K (in thousands).

                                                        Quarter Ended
                          -----------------------------------------------------------------------------------
                          Jan. 31,   Oct. 31,  July 31,  April 30, Jan. 31,   Oct. 31,   July 31,   April 30,
                            2001       2000      2000      2000      2000       1999       1999       1999
                          --------   --------  --------  --------- --------   --------   --------   ---------
Consolidated Statement
 of Operations Data:
Revenues:
 License fees...........  $ 54,049   $46,665   $44,246    $35,374  $27,258    $18,076    $12,651    $  9,064
 Services...............    27,064    25,370    20,295     15,244   11,764      9,976      8,159       6,101
                          --------   -------   -------    -------  -------    -------    -------    --------
   Total revenues.......    81,113    72,035    64,541     50,618   39,022     28,052     20,810      15,165
                          --------   -------   -------    -------  -------    -------    -------    --------
Costs and expenses:
 Cost of license fees...     1,698     1,957       625        637    1,483        607        321         185
 Cost of services.......    21,462    15,801    12,286     10,006    7,336      6,482      4,795       4,195
 Amortization of
  purchased developed
  technology............       862        --        --         --       --         --         --          --
 Research and
  development...........    17,932    14,653    13,724     11,376    8,877      6,757      6,171       4,285
 Sales and marketing....    24,745    26,339    25,449     20,303   15,719     11,795      8,828       7,329
 General and
  administrative........     9,698     7,564     8,019      6,605    6,350      3,845      2,919       2,235
 Amortization of
  deferred stock
  compensation..........       721       939     1,011      1,055    1,423      1,801      2,985       2,026
 In-process research
  and development.......     9,200        --        --         --       --         --         --          --
 Amortization of
  goodwill..............    14,864        --        --         --       --         --         --          --
                          --------   -------   -------    -------  -------    -------    -------    --------
   Total costs and
    expenses............   101,182    67,253    61,114     49,982   41,188     31,287     26,019      20,255
                          --------   -------   -------    -------  -------    -------    -------    --------
Income (loss) from
 operations.............  $(20,069)  $ 4,782   $ 3,427    $   636  $(2,166)   $(3,235)   $(5,209)   $ (5,090)
                          ========   =======   =======    =======  =======    =======    =======    ========
Net income (loss).......  $(18,022)  $ 6,989   $ 5,649    $ 3,077  $   369    $(1,679)   $  (776)   $ (5,534)
                          ========   =======   =======    =======  =======    =======    =======    ========
Basic earnings per
 share..................  $  (0.11)  $  0.04   $  0.04    $  0.02  $  0.00    $ (0.01)   $ (0.01)   $  (0.08)
                          ========   =======   =======    =======  =======    =======    =======    ========
Diluted earnings per
 share..................  $  (0.11)  $  0.04   $  0.03    $  0.02  $  0.00    $ (0.01)   $ (0.01)   $  (0.08)
                          ========   =======   =======    =======  =======    =======    =======    ========
As a Percentage of Total
 Revenues:
Revenues:
 License fees...........        67 %      65%       69%        70%      70 %       64 %       61 %        60 %
 Services...............        33        35        31         30       30         36         39          40
                          --------   -------   -------    -------  -------    -------    -------    --------
   Total revenues.......       100       100       100        100      100        100        100         100
                          --------   -------   -------    -------  -------    -------    -------    --------
Costs and expenses:
 Cost of license fees...         2         3         1          1        4          2          2           1
 Cost of services.......        27        22        19         20       19         23         23          28
 Amortization of
  purchased developed
  technology............         1        --        --         --       --         --         --          --
 Research and
  development...........        22        20        21         23       23         24         30          28
 Sales and marketing....        31        36        40         40       40         42         42          49
 General and
  administrative........        12        11        12         13       16         14         14          15
 Amortization of
  deferred stock
  compensation..........         1         1         2          2        4          7         14          13
 In-process research
  and development.......        11        --        --         --       --         --         --          --
 Amortization of
  goodwill..............        18        --        --         --       --         --         --          --
                          --------   -------   -------    -------  -------    -------    -------    --------
   Total costs and
    expenses............       125        93        95         99      106        112        125         134
                          --------   -------   -------    -------  -------    -------    -------    --------
Income (loss) from
 operations.............       (25)%       7%        5%         1%      (6)%      (12)%      (25)%       (34)%
                          ========   =======   =======    =======  =======    =======    =======    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held July 18, 2001 (the "Proxy Statement"), to be filed with the Commission within 120 days after the end of the Registrant's fiscal year ended January 31, 2001. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this Report on Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Report on Form 10-K:

     1. Financial Statements. The Consolidated Financial Statements of Portal Software, Inc. and Report of Independent Auditors contained in this Report on Form 10-K are listed in the Index to Consolidated Financial Statements contained in Item 8 above:

                                                                        Pages
                                                                       Located
                                                                         in
                                                                      Form 10-K
                                                                      ---------
     Report of Independent Auditors..................................     43

     Consolidated Balance Sheets as of January 31, 2001 and 2000.....     44

     Consolidated Statements of Operations for the Three Years Ended
      January 31, 2001...............................................     45

     Consolidated Statement of Stockholders' Equity (Net Capital
      Deficiency) for the Three Years Ended January 31, 2001.........     46

     Consolidated Statements of Cash Flows for the Three Years Ended
      January 31, 2001...............................................     48

     Notes to Consolidated Financial Statements......................     49

     2. Financial Statement Schedules. None, as the information required is either contained in the financial statement notes or such schedules are not applicable.

     3. Exhibits Required by Item 601 of Regulation S-K. The management contracts and compensatory plans required to be filed as part of, or incorporated by reference into, this Report are: (i) 1999 Stock Incentive Plan and related documents,Exhibits 10.5--10.13; (ii) 1999 Employee Stock Purchase Plan, Exhibit 10.14; (iii) 1995 Stock Option/Stock Issuance Plan and exhibits, Exhibit 10.4; (iv) Change in Control Severance Agreements,
  Exhibit 10.3; and (v) 2000 Supplemental Stock Option Plan, Exhibit 10.18.

   (b) Reports on Form 8-K. Portal filed a Report on Form 8-K on November 13, 2000 reporting the acquisition of Solution42 AG. On January 12, 2001, Portal filed an 8-K/A containing the financial statements of Solution42 AG and certain proforma financial information. On January 27, 2001, Portal filed an 8-K announcing that Portal had entered into a contract with America Online.

   (c) Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:

  3.1(1) Amended and Restated Certificate of Incorporation.

  3.2    Bylaws.

  3.3    Certificate of Amendment to Restated Certificate of Incorporation
          (incorporated by reference to Registrant's Form 10-Q filed on December 14, 2000).

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

 10.3     Form of Change in Control Severance Agreement

 10.4(1)  Registrant's 1995 Stock Option/Stock Issuance Plan and exhibits.

 10.5(1)  Registrant's 1999 Stock Incentive Plan.

 10.6(1)  Form of Notice of Grant of Stock Option.

 10.7(1)  Form of Stock Option Agreement.

 10.8(1)  Form of Addendum to Stock Option Agreement (Involuntary Termination
           Following Corporate Transaction/Change in Control).

 10.9(1)  Form of Addendum to Stock Option Agreement (Limited Stock
           Appreciation Right)

 10.10(1) Form of Stock Issuance Agreement.

 10.11(1) Form Addendum to Stock Issuance Agreement (Involuntary Termination
           Following Corporate Transaction/Change in Control).

 10.12(1) Form Automatic Stock Option Agreement.

 10.13(1) Form Notice of Grant of Non-Employee Director--Automatic Stock
           Option.

 10.14(1) Registrant's 1999 Employee Stock Purchase Plan.

 10.15(1) Form of Directors' and Officers' Indemnification Agreement.

 10.16    Form of Registrant's Software License Agreement.

 10.17 Registrant's 2000 Supplemental Stock Option Plan (incorporated by reference from Registrant's Registration Statement on Form S-8 (file no 333- 56472) filed on March 2, 2001.

 10.18(1) Lease agreement dated June 25, 1999 by and between Registrant and TST
           Cupertino, L.L.C. for office facilities at Cupertino City Center V,
           10200 South De Anza Boulevard, Cupertino, California.

 10.19    Investment Agreement by and among Portal Software, Inc., Helianthus
           Vermoegensverwaltunggesellschaft MBH and the shareholders of Solution42 AG dated as of November 2, 2000 (incorporated by reference from Registrant's Form 8-K filed on November 13, 2000).

 10.20    Agreement dated as of November 2, 2000 by and among Portal Software,
           Inc., Helianthus Vermoegensverwaltunggesellschaft mbH, Arno
           Schlosser, as Shareholder Agent for the shareholders of Solution42
           AG, and U.S. Bank Trust National Association, as Escrow Agent
           (incorporated by reference from Registrant's Form 8-K filed on November 13, 2000).

 10.21    Consent of KPMG Deutsche Treuband-Gesellschaft Aktiengesellschaft
           Wirtschaftsprufungsgesellschaft, Independent Accountants of
           Solution42 AG (incorporated by reference from Registrant's Form 8-
           K/A filed on January 12, 2001).

 10.22    Lease dated September 1999 between TST Torre, L.L.C. and Portal
           Software, Inc. for office facilities located at 10201 Torre Avenue,
           Cupertino, California. (incorporated by reference from Registrant's
           Form 10-K for the year ended January 31, 2001 filed on April 28,
           2000)

 13.1(3)  Proxy for 2001 Annual Meeting of Stockholders

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

                                          PORTAL SOFTWARE, INC.

                                                  /s/ John E. Little
                                          By:__________________________________
April 20, 2001
                                                       John E. Little
                                              Chairman of the Board, President
                                                and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ John E. Little            Chairman of the Board,        April 20, 2001
____________________________________  President, Chief Executive
          (John E. Little)            Officer (Principal
                                      Executive Officer) and
                                      Director

       /s/ Jack L. Acosta            Vice President and Chief      April 20, 2001
____________________________________  Financial Officer
          (Jack L. Acosta)            (Principal Financial and
                                      Accounting Officer)

    /s/ Arthur C. Patterson          Director                      April 20, 2001
____________________________________
       (Arthur C. Patterson)

   /s/ David C. Peterschmidt         Director                      April 20, 2001
____________________________________
      (David C. Peterschmidt)

      /s/ Robert P. Wayman           Director                      April 20, 2001
____________________________________
         (Robert P. Wayman)

       /s/ Lewis O. Wilks            Director                      April 20, 2001
____________________________________
          (Lewis O. Wilks)

      /s/ Edward J. Zander           Director                      April 20, 2001
____________________________________
         (Edward J. Zander)

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1(1)  Amended and Restated Certificate of Incorporation.

  3.2     Bylaws.

  3.3     Certificate of Amendment to Restated Certificate of Incorporation
           (incorporated by reference to Registrant's Form 10-Q filed on December 14, 2000).

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

 10.2(1)  Lease Agreement between Registrant and Stevens Creek Office Center
           Associates for office facilities at 20833 Stevens Creek Boulevard,
           Cupertino, California, dated as of September 8, 1998.
 10.3     Form of Change in Control Severance Agreement

 10.4(1)  Registrant's 1995 Stock Option/Stock Issuance Plan and exhibits.

 10.5(1)  Registrant's 1999 Stock Incentive Plan.

 10.6(1)  Form of Notice of Grant of Stock Option.

 10.7(1)  Form of Stock Option Agreement.

 10.8(1)  Form of Addendum to Stock Option Agreement (Involuntary Termination
           Following Corporate Transaction/Change in Control).

 10.9(1)  Form of Addendum to Stock Option Agreement (Limited Stock
           Appreciation Right)

 10.10(1) Form of Stock Issuance Agreement.

 10.11(1) Form Addendum to Stock Issuance Agreement (Involuntary Termination
           Following Corporate Transaction/Change in Control).

 10.12(1) Form Automatic Stock Option Agreement.

 10.13(1) Form Notice of Grant of Non-Employee Director--Automatic Stock
           Option.

 10.14(1) Registrant's 1999 Employee Stock Purchase Plan.

 10.15(1) Form of Directors' and Officers' Indemnification Agreement.

 10.16    Form of Registrant's Software License Agreement.

 10.17 Registrant's 2000 Supplemental Stock Option Plan (incorporated by reference from Registrant's Registration Statement on Form S-8 (file no 333- 56472) filed on March 2, 2001.

 10.18(1) Lease agreement dated June 25, 1999 by and between Registrant and TST
           Cupertino, L.L.C. for office facilities at Cupertino City Center V,
           10200 South De Anza Boulevard, Cupertino, California.

 10.19    Investment Agreement by and among Portal Software, Inc., Helianthus
           Vermoegensverwaltunggesellschaft MBH and the shareholders of Solution42 AG dated as of November 2, 2000 (incorporated by reference from Registrant's Form 8-K filed on November 13, 2000).

 Exhibit
   No.                                Description
 -------                              -----------

 10.20   Agreement dated as of November 2, 2000 by and among Portal Software,
          Inc., Helianthus Vermoegensverwaltunggesellschaft mbH, Arno
          Schlosser, as Shareholder Agent for the shareholders of Solution42
          AG, and U.S. Bank Trust National Association, as Escrow Agent
          (incorporated by reference from Registrant's Form 8-K filed on November 13, 2000).

 10.21   Consent of KPMG Deutsche Treuband-Gesellschaft Aktiengesellschaft
          Wirtschaftsprufungsgesellschaft, Independent Accountants of
          Solution42 AG (incorporated by reference from Registrant's Form 8-
          K/A filed on January 12, 2001).

 10.22   Lease dated September 1999 between TST Torre, L.L.C. and Portal
          Software, Inc. for office facilities located at 10201 Torre Avenue,
          Cupertino, California. (incorporated by reference from Registrant's
          Form 10-K for the year ended January 31, 2001 filed on April 28,
          2000)

 13.1(3) Proxy for 2001 Annual Meeting of Stockholders

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