Form 10-Q
period 2001-04-30
PORTAL SOFTWARE INC
filed 2001-06-14
CIK 1080306

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended April 30, 2001

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ________
                                              ---
On May 31, 2001 172,893,808 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                             PORTAL SOFTWARE, INC.
                                   FORM 10-Q

                         QUARTER ENDED APRIL 30, 2001


                                     INDEX

                                                                                                     Page
                                                                                                     ----
Part I:   Financial Information

     Item 1: Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at April 30, 2001 and January 31, 2001              3

             Condensed Consolidated Statements of Operations for the three months                      4
               ended April 30, 2001 and 2000

             Condensed Consolidated Statements of Cash Flows                                           5
               for the three months ended April 30, 2001 and 2000

             Notes to Unaudited Condensed Consolidated Financial Statements                            6

     Item 2: Management's Discussion and Analysis of                                                  12
               Financial Condition and Results of Operations

     Item 3: Quantitative and Qualitative Disclosures About Market Risk                               28

Part II:  Other Information

     Item 2:  Changes in Securities and Use of Proceeds                                               29

     Item 6:  Exhibits and Reports on Form 8-K                                                        30


Signature                                                                                             31


ITEM 1:  FINANCIAL STATEMENTS


                             PORTAL SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                               April 30,    January 31,
                                                                  2001         2001
                                                               ------------------------
                                                               (unaudited)
Assets
Current assets:
   Cash and cash equivalents.................................  $ 45,232        $ 69,323
   Accounts receivable, net..................................    76,118          83,225
   Short-term investments....................................   123,237         141,275
   Restricted short-term investments.........................    12,199           7,198
   Prepaids and other current assets.........................     9,682          11,302
   Deferred income taxes.....................................     5,045           5,045
                                                               --------        --------
     Total current assets....................................   271,513         317,368
Property and equipment, net..................................    57,456          54,209
Goodwill, net................................................   213,854         229,301
Purchased developed technology, net..........................    12,075          12,938
Restricted long-term investments.............................     3,463           3,466
Other assets.................................................    12,747          12,772
                                                               --------        --------
                                                               $571,108        $630,054
                                                               ========        ========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..........................................  $  9,289        $  9,923
   Accrued compensation......................................    19,399          24,198
   Accrued acquisition expenses..............................     5,735          11,629
   Other accrued liabilities.................................    15,233          18,983
   Short-term notes payable..................................     2,079           2,250
   Current portion of capital lease obligations..............     1,628           2,093
   Deferred revenue..........................................    69,437          66,937
                                                               --------        --------
     Total current liabilities...............................   122,800         136,013
Long-term notes payable......................................     1,724           1,800
Long-term portion of capital lease obligations...............       384             598
Long-term deferred income taxes..............................     5,045           5,045
Other liabilities............................................        31             209
Commitments..................................................
Stockholders' equity:
   Common stock, $0.001 par value............................       172             171
   Additional paid-in capital................................   527,772         526,732
   Accumulated other comprehensive income....................        86             132
   Notes receivable from stockholders........................      (127)           (127)
   Deferred stock compensation...............................    (2,091)         (2,653)
   Accumulated deficit.......................................   (84,688)        (37,866)
                                                               --------        --------
     Stockholders' equity....................................   441,124         486,389
                                                               --------        --------
                                                               $571,108        $630,054
                                                               ========        ========


See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             PORTAL SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)


                                                                                          Three Months
                                                                                         Ended April 30,
                                                                                    ------------------------
                                                                                       2001         2000
                                                                                    ---------     ----------
Revenues:
   License fees...........................................................          $  20,768     $   35,374
   Services...............................................................             23,799         15,244
                                                                                    ---------     ----------
     Total revenues.......................................................             44,567         50,618
                                                                                    ---------     ----------

Costs and expenses:
   Cost of license fees...................................................                216            637
   Cost of services.......................................................             20,666         10,006
   Amortization of purchased developed technology.........................                863             --
   Research and development...............................................             17,468         11,376
   Sales and marketing....................................................             27,376         20,303
   General and administrative.............................................             10,487          6,605
   Amortization of deferred stock compensation............................                562          1,055
   Amortization of goodwill...............................................             15,348             --
                                                                                    ---------      ---------
     Total costs and expenses.............................................             92,986         49,982
                                                                                    ---------      ---------
Income (loss) from operations.............................................            (48,419)           636
Interest and other income, net............................................              2,494          3,015
                                                                                    ---------     ----------
Income (loss) before income taxes.........................................            (45,925)         3,651
Provision for income taxes................................................               (897)          (574)
                                                                                    ---------     ----------
Net income (loss).........................................................          $ (46,822)    $    3,077
                                                                                    =========     ==========
Basic net income (loss) per share.........................................          $   (0.28)    $     0.02
                                                                                    =========     ==========
Shares used in computing basic net income (loss) per share................            169,687     $  154,582
                                                                                    =========     ==========
Diluted net income (loss) per share.......................................          $   (0.28)    $     0.02
                                                                                    =========     ==========
Shares used in computing diluted net income (loss) per share..............            169,687        172,753
                                                                                    =========    ===========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             PORTAL SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                                           Three Months
                                                                                                          Ended April 30,
                                                                                                     --------------------------
                                                                                                         2001         2000
                                                                                                     ----------    ------------
OPERATING ACTIVITIES:
  Net income (loss)..............................................................................    $   (46,822)  $    3,077
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization................................................................          3,422        1,502
    Amortization of deferred stock compensation..................................................            562        1,055
    Amortization of purchased developed technology and goodwill..................................         16,211           --
    Changes in operating assets and liabilities:
      Accounts receivable, net...................................................................          7,107       (9,366)
      Prepaids and other current assets..........................................................            583       (3,681)
      Other assets...............................................................................           (224)         (62)
      Accounts payable...........................................................................           (634)        (347)
      Accrued compensation.......................................................................         (4,800)       5,453
      Other accrued liabilities..................................................................         (9,821)       2,449
      Deferred revenue...........................................................................          2,500        4,012
                                                                                                     -----------   ----------
        Net cash (used in) provided by operating activities......................................        (31,916)       4,092
                                                                                                     -----------   ----------
INVESTING ACTIVITIES:
   Purchases of short-term investments...........................................................        (51,265)     (35,475)
   Maturity of short-term investments............................................................         44,297       38,993
   Sales of short-term investments...............................................................         20,197           --
   Purchases of long-term investments............................................................             --         (601)
   Maturity of long-term investments.............................................................             --           13
   Purchases of property and equipment...........................................................         (6,530)     (12,218)
   Equity investments............................................................................             --       (1,000)
   Proceeds from sale of equity investments......................................................          1,112           --
                                                                                                     -----------   ----------
        Net cash provided by (used in) investing activities......................................          7,811      (10,288)
                                                                                                     -----------   ----------
FINANCING ACTIVITIES:
   Payments received on stockholder notes receivable.............................................             --          124
   Payments on notes payable.....................................................................           (247)          --
   Principal payments under capital lease obligations, net of proceeds...........................           (679)        (168)
   Proceeds from issuance of common stock, net of repurchases....................................          1,040        4,068
                                                                                                     -----------   ----------
        Net cash provided by financing activities................................................            114        4,024
                                                                                                     -----------   ----------
   Effect of exchange rate on cash and cash equivalents..........................................           (100)        (120)
                                                                                                     -----------   ----------
Net decrease in cash and cash equivalents........................................................        (24,091)      (2,292)
Cash and cash equivalents at beginning of period.................................................         69,323       43,887
                                                                                                     -----------   ----------
Cash and cash equivalents at end of period.......................................................    $    45,232   $   41,595
                                                                                                     ===========   ==========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                             PORTAL SOFTWARE, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

      The accompanying unaudited condensed consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at April 30, 2001 and the statement of operations and cash flows for the three months ended April 30, 2001 and 2000 are not audited. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2001 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal's Annual Report on Form 10-K for the year ended January 31, 2001 filed with the Securities and Exchange Commission on April 23, 2001.

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

   Concentration of Credit Risk

     Portal sells its software and services to customers consisting mainly of North American, European and Asia-Pacific communication service providers and enhanced service developers. Portal performs ongoing credit evaluations of its customers and does not require collateral. Portal maintains an allowance for potential credit losses and such losses have been within management's expectations. One customer accounted for 15% of revenues during the quarter ended April 30, 2001 and no individual customer accounted for more than 10% of revenues during the quarter ended April 30, 2000.

   Segment Information

     Portal operates solely in one segment, the development and marketing of business infrastructure software. Portal's foreign offices consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network as well as one development site in Germany. Operating losses generated by the foreign operations of Portal and their corresponding identifiable assets were not material in any period presented. Portal's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Portal does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as Portal's assets are primarily located in its corporate office in the United States and not allocated to any specific region, Portal does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues and gross margin.

     Portal's export revenue represented 47% and 37% of total revenues in the quarters ending April 30, 2001 and 2000. Nearly all of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe (which is defined by Portal as Europe, Middle East and Africa) and Intercontinental (which is defined by Portal as Asia-Pacific, Japan and Latin America). European revenues for the quarters ending April 30, 2001 and 2000 were $12.8 million and $13.1 million, respectively, and Intercontinental revenues were $8.1 million and $5.8 million, respectively.

   Cash, Cash Equivalents, Short-term and Long-Term Investments

     Portal considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. As of April 30, 2001 and 2000, cash equivalents and short-term investments consist primarily of commercial paper, corporate notes, money market funds and government securities. All short-term investments mature within 24 months.

     Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of the FASB's Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders' equity. As of April 30, 2001, unrealized gains, for cash equivalents and short-term investments, were $853,000 due primarily to the effects of decreasing interest rates on longer-term securities. It is possible that a portion of the unrealized gains will be realized, as many high-yielding corporate notes are being downgraded to a level at or below the minimum requirements of our investment policy. As this happens, these securities will be sold resulting in a realized gain. In addition, as cash is required to fund operations, some securities may need to be sold which will result in realizing gains. Debt and discount securities are adjusted for straight-line amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method.

     The following schedules summarize the estimated fair value of Portal's cash, cash equivalents and short-term investments (in thousands):

                                                                                               April 30,     January 31,
                                                                                                2001           2001
                                                                                             ------------  -------------
                                                                                             (unaudited)
            Cash and cash equivalents:
              Cash ....................................................                       $   8,337      $  16,973
              Money market funds.......................................                           8,689         41,380
              Commercial paper.........................................                          21,746          9,674
              U.S. Government securities...............................                           6,460          1,296
                                                                                              ---------      ---------
                                                                                              $  45,232      $  69,323
                                                                                              =========      =========

    Short-term investments at April 30, 2001 (in thousands, unaudited):

                                                                                                   Gross Unrealized
                                                                                               -------------------------
                                                                                          Cost     Gain     Loss      Fair Value
                                                                                        -------  --------  ------     ----------
        Corporate notes...................                                              $  86,198 $   741   $          $  86,939
        U.S. Government securities........                                                 45,404     127                 45,531
        Commercial paper..................                                                  2,972      --       (6)        2,966
        Restricted investments............                                                (12,199)     --       --       (12,199)
                                                                                        --------- -------   ------     ---------
                                                                                        $ 122,375 $   868   $   (6)    $ 123,237
                                                                                        ========= =======   ======     =========

    Short-term investments at January 31, 2001 (in thousands, unaudited):

                                                                                                   Gross Unrealized
                                                                                               -------------------------
                                                                                          Cost      Gain     Loss      Fair Value
                                                                                        -------    -------  ------     ----------
        Corporate notes...................                                              $ 106,688  $   740   $          $ 107,428
        U.S. Government securities........                                                 31,354       77                 31,431
        Commercial paper..................                                                  9,627       --      (13)        9,614
        Restricted investments............                                                 (7,198)      --       --        (7,198)
                                                                                        ---------  -------   ------     ---------
                                                                                        $ 140,471  $   817   $  (13)    $ 141,275
                                                                                        =========  =======   ======     =========


     The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands):

                                                                                              April 30,     January 31,
                                                                                                2001           2001
                                                                                            -------------  -------------
                                                                                           (unaudited)
        Due within one year.......................................                           $   88,537    $   115,183
        Due within two years......................................                               46,899         33,290
        Restricted short-term investments.........................                              (12,199)        (7,198)
                                                                                             ----------    -----------
                                                                                             $  123,237    $   141,275
                                                                                             ==========    ===========


     As of April 30, 2001 short-term restricted investments of $12,199,000 combined with restricted long-term investments of $3,463,000 represent collateral for five letters of credit issued in lieu of security deposits for facility leases and consist of corporate bonds maturing over a period of one to two years.

     Two letters of credit, for $2,250,000 and $3,000,000, are renewable annually until they expire on December 31, 2010. The other two letters of credit are for $2,650,000 and $256,000 and are renewable annually until expiration on May 31, 2011 and October 31, 2005, respectively. The remaining letter of credit is for $6,390,000 and renews annually until expiration on March 5, 2021.

     At January 31, 2001, short-term restricted investments of $7,198,000 combined with restricted long-term investments of $3,466,000 represented collateral for four letters of credit issued in lieu of security deposits for facility leases and consisted of corporate bonds maturing over a period of one to two years.

     The restricted long-term investments are classified as held-to-maturity and, consequently, unrealized gains and losses are not recorded. As of April 30, 2001 and January 31, 2001, amortized cost approximated fair value.

     Realized gains from sales of each type of security were immaterial for all periods presented.

     Portal also invests in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other assets, in the amount of $6.0 million as of April 30, 2001 and January 31, 2001. The investments are accounted for using the cost method as Portal does not have the ability to exercise significant influence over the operations of these companies and Portal's investment is less than 20% of the outstanding voting shares in each entity. Portal monitors its investments for permanent impairment. If impairment of the investments were to occur, Portal would record an impairment loss and reduce the carrying value of the investment.

   Impairment of Long-Lived Assets

     Long-lived assets and intangibles, including goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future net cash flows associated with the asset would be compared to the asset's carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future net cash flows. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time. No impairment losses have been recognized to date.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

   Net Income (Loss) Per Common Share

     In accordance with FAS 128, basic and diluted net income (loss) per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three months ended April 30, 2001, 6,738,642 stock options were excluded from the dilutive calculation, as their effect is antidilutive. For the three-month period ended April 30, 2000, the dilutive calculation includes common equivalent shares.

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data; unaudited):

                                                                                                   Three Months Ended
                                                                                                         April 30,
                                                                                                -------------------------
                                                                                                    2001          2000
                                                                                                ------------   ----------
     Basic:
     Net income (loss)............................................................              $  (46,822)    $  3,077
                                                                                                ==========     ========
       Weighted-average shares of common stock outstanding........................                 171,366      159,951
       Less: Weighted-average shares subject to repurchase........................                  (1,679)      (5,369)
                                                                                                ----------     --------
     Weighted-average shares used in computing basic net income (loss) per share..                 169,687      154,582
                                                                                                ==========     ========
     Basic net income (loss) per share............................................              $    (0.28)    $   0.02
                                                                                                ==========     ========
     Diluted:
     Net income (loss)............................................................              $  (46,822)    $  3,077
                                                                                                ==========     ========
        Shares used above.........................................................                 169,687      154,582
        Common equivalent shares..................................................                      --       18,171
                                                                                                ----------     --------
     Shares used in computing diluted net income (loss) per share.................                 169,687      172,753
                                                                                                ==========     ========
     Diluted net income (loss) per share..........................................              $    (0.28)    $   0.02
                                                                                                ==========     ========

Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in equity of the company that are excluded from net income (loss). Comprehensive income (loss) for the three months ended April 30, 2001 and 2000 is as follows (in thousands, unaudited):

                                                                                               Three months
                                                                                             ended April 30,
                                                                                          ---------------------
                                                                                              2001       2000
                                                                                          ----------- ---------
        Net income (loss)................................................                $ (46,822)   $  3,077
        Unrealized loss on marketable securities.........................                       54         (68)
        Change in cumulative translation adjustment......................                     (100)        (64)
                                                                                         ---------    --------
        Comprehensive income (loss)......................................               $  (46,868)   $  2,945
                                                                                        ==========    ========

(2)  Agreement with Accenture LLP

     On April 12, 1999, Portal entered into a strategic alliance with Accenture LLP ("Accenture") under which Accenture agreed to provide services to Portal and the parties agreed to expand their existing marketing alliance and work closely together to expand their customer service and marketing relationship. Under this arrangement, Accenture agreed to purchase up to 800,000 shares of common stock from Portal in a private placement concurrent with Portal's initial public offering at the initial public offering price, less the underwriting discount.

     Under this agreement, Portal agreed to compensate Accenture for its services with a minimum services fee in cash of $2.8 million and a cash settled put for 400,000 of the shares to be purchased by Accenture. This put guaranteed a closing value of $6.0 million at the end of the first day of trading for 400,000 common shares sold to Accenture and required Portal to pay Accenture in cash for any difference between the closing value of these shares and $6.0 million. Upon the date of the arrangement, Portal recorded the fair value of the put of approximately $3.8 million. The value of the put was determined using the Black-Scholes model using a risk-free interest rate of 6.3%, an expected life of one month and a volatility factor of 100%.

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

 (3) Income Taxes

     During the quarter ended April 30, 2001, Portal recognized tax expense of $0.9 million which is primarily the result of foreign withholding taxes on revenue and tax on earnings generated from operations in certain foreign jurisdictions.

(4)  Subsequent Events

     On May 10, 2001, Portal purchased all of the outstanding stock of privately held BayGate, Inc ("BayGate") for $2.2 million in cash and up to an additional $2.5 million in cash based on achievement of certain revenue and engineering objectives. Portal also assumed the outstanding stock options of BayGate under which an aggregate of 38,958 shares of Portal common stock may be issued. BayGate is a provider of database management software. The acquisition was completed in the second quarter of fiscal 2002 and will be accounted for as a purchase. Portal does not anticipate that any significant amount of in-process research and development expense will be recognized in connection with this transaction, subject to the conclusion of the purchase price allocation process.

     Also in May 2001, Portal announced its plan to reduce the cost structure. The plan is a combination of a reduction in workforce of approximately 300 employees, or 20% of the workforce, consolidations of facilities and asset write offs.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   Overview

     Portal develops, markets and supports business infrastructure software to manage next-generation communications and e-services. In late 1993, we began focusing on developing and marketing real-time customer management and billing ("CM&B") software for the Internet and other next-generation communications and e-services. The first generally available version of the product, named Infranet, was shipped in May 1996.

     Beginning with fiscal year 1997, substantially all of our revenues have come from the license of one product, Infranet, and from related services. Revenues consist of Infranet license, consulting, training, support and maintenance fees. License revenues are comprised of perpetual or multiyear license fees which are primarily derived from contracts with corporate customers and resellers. We believe that future license revenues will be generated from three sources:

     . license fees from new customers;

     . license fees for new products to existing customers; and

     . growth in the subscriber base of its existing customers, which will lead to increased revenue from subscriber-based licenses.

     We have generated our historical Infranet revenues from 446 customers through April 30, 2001. We have established a series of partnerships with systems integrators and hardware platform, software and service providers. We have derived, and anticipate that we will continue to derive, a substantial portion of our revenues from customers that have significant relationships with its market and platform partners.

                             RESULTS OF OPERATIONS

     The following table sets forth the results of operations for the three months ended April 30, 2001 and 2000 expressed as a percentage of total revenues.

                                                                Three Months
                                                               Ended April 30,
                                                            -------------------
                                                              2001       2000
                                                            ---------- --------
Revenues:
     License fees.......................................      46.6 %     69.9 %
     Services...........................................      53.4       30.1
                                                            ---------- --------
          Total revenues................................     100.0      100.0
                                                            ---------- --------
Costs and expenses:
     Cost of license fees...............................       0.5        1.2
     Cost of services...................................      46.4       19.8
     Amortization of purchased developed technology.....       1.9         --
     Research and development...........................      39.2       22.5
     Sales and marketing................................      61.4       40.1
     General and administrative.........................      23.5       13.0
     Amortization of deferred stock compensation........       1.3        2.1
     Amortization of goodwill...........................      34.4         --
                                                            ---------- --------
          Total costs and expenses......................     208.6       98.7
                                                            ---------- --------
Income (loss) from operations...........................    (108.6)       1.3
Interest income (expense) and other income, net.........       5.6        5.9
                                                            ---------- --------
Income (loss) before income taxes.......................    (103.0)       7.2
Provision for income taxes..............................      (2.0)      (1.1)
                                                            ---------- --------
Net income (loss).......................................    (105.0)%      6.1 %
                                                            ========== ========

                                   Revenues

     Total revenues were $44.6 million in the quarter ended April 30, 2001, a decrease of approximately $6.1 million or 12% over the comparable period in 2000. License fees revenue decreased as a percentage of total revenues in the quarter ended April 30, 2001 compared to the quarter ended April 30, 2000 as a result of a general economic slowdown. One customer accounted for more than 10% of revenues during the quarter ended April 30, 2001. No individual customer accounted for more than 10% of revenues during the quarter ended April 30, 2000.

     License fees revenue totaled $20.8 million in the quarter ended April 30, 2001, a decrease of approximately $14.6 million or 41% over the comparable period ended April 30, 2000. The decrease in license fees revenue was primarily a result of a general economic slowdown.

     Services revenue totaled $23.8 million in the quarter ended April 30, 2001, an increase of approximately $8.6 million or 56% over the comparable period ended April 30, 2000. The increase in services revenue resulted, in part, from the increase in support and maintenance service fees related to our growing customer base, both in terms of new directly supported sites and additional users at existing sites, and the renewal of maintenance contracts. In addition, the increase in services revenue resulted from increased demand for our consulting, maintenance and training services to meet the increasingly complex demands of our customers.


                                                      Three Months
                                                     Ended April 30,
                                                   -------------------  Percent
(in millions)                                           2001     2000   Change
                                                   ----------- -------- --------
Geographical Revenues:
   North America................................    $   23.7   $ 31.7    (25) %
         Percentage of total revenues...........          53 %     63 %
   International
     Europe.....................................        12.8     13.1     (2) %
        Percentage of total revenues............          29 %     26 %
     Intercontinental...........................         8.1      5.8     39  %
        Percentage of total revenues............          18 %     11 %
                                                   ----------- -------- --------
     Total international........................        20.9     18.9     11  %
        Percentage of total revenues............          47 %     37 %
                                                   ----------- -------- --------
Total revenues..................................    $   44.6   $ 50.6    (12) %
                                                   =========== ======== ========

     For the quarter ended April 30, 2001, North American revenues, which are defined by us as revenues from the United States and Canada, decreased approximately $8.0 million or 25%, from the comparable period ended April 30, 2000. The decrease in North American revenues was primarily due to a general economic slowdown.

     For the quarter ended April 30, 2001, international revenues increased approximately $2.0 million or 11% from the comparable period ended April 30, 2000. European revenues (which are comprised of revenues from Europe, Middle East and Africa) decreased approximately $0.3 million or 2% in the quarter ended April 30, 2001 from the comparable period ended April 30, 2000. Intercontinental revenues (which are comprised of revenues from Asia-Pacific, Japan and Latin America) increased approximately $2.3 million or 39% in the quarter ended April 30, 2001 from the comparable period ended April 30, 2000. The net increase in international revenues was primarily due to growth in our direct sales force and increased marketing efforts worldwide.

                                    Expenses

Cost of License Fees

     Cost of license fees consists of resellers' commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Infranet. Cost of license fees was $0.2 million in the quarter ended April 30, 2001, a decrease of approximately $0.4 million or 66% from the comparable period ended April 30, 2000. The decrease in cost of license fees is primarily due to the decrease in revenue generated from our base of systems integrator partners. Gross margin for license fees was approximately 99% and 98% in the quarters ended April 30, 2001 and 2000, respectively. For the three months ended April 30, 2001 and 2000, we essentially did not incur any shipping, packaging or documentation costs, as our product was delivered electronically over the Internet.

   Cost of Services

     Cost of services primarily consists of maintenance, consulting and training expenses. Cost of services was $20.7 million in the quarter ended April 30, 2001, an increase of approximately $10.7 million or 107% over the comparable period ended April 30, 2000. The increase in cost of services is primarily due to an increase in the number of consulting and technical support personnel necessary to support both the expansion of our installed base of customers and new implementations. Gross margin for services was approximately 13% and 34% in the quarters ended April 30, 2001 and 2000, respectively. The decrease in gross margin for services was due in part to a decline in the number of new license transactions and to the performance of services for customers in advance of receiving a contract from the customers.

   Amortization of Purchased Developed Technology

     In fiscal year 2001, we recorded an asset of $13.8 million for purchased developed technology as a result of acquiring Solution42. The value was determined, with the assistance of independent third-party appraisers, by estimating the present value of cash flows from developed technology as based on management and industry assumptions and market data. This purchased developed technology is being amortized, on a straight-line basis, over its estimated useful life of four years. For the quarter ended April 30, 2001, we amortized purchased developed technology in the amount of $0.9 million. Amortization of purchased developed technology will continue to negatively impact our operating results in the future. Amortization expense is estimated to be $3.4 million in fiscal year 2002, $3.4 million in fiscal year 2003, $3.4 million in fiscal year 2004 and $2.7 million in fiscal year 2005.

   Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs for our development and technical support efforts. Research and development expenses were $17.5 million in the quarter ended April 30, 2001, an increase of approximately $6.1 million or 54% over the comparable period ended April 30, 2000. The increase was primarily due to an increase in the number of research and development personnel necessary to support both expanded functionality of Infranet and increases in our quality assurance, technical support and technical publications operations. We have not capitalized any software development costs to date.

   Sales and Marketing Expenses

     Sales and marketing expenses consist of personnel and related costs for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with our recruitment of new and maintenance of existing strategic partnerships. Sales and marketing expenses were $27.4 million in the quarter ended April 30, 2001, an increase of approximately $7.1 million or 35% over the comparable period ended April 30, 2000. The increase was primarily due to an increase in the number of sales and marketing personnel and increased marketing programs.

   General and Administrative Expenses

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources and facilities as well as information system expenses not allocated to other departments. General and administrative expenses were $10.5 million in the quarter ended April 30, 2001, an increase of approximately $3.9 million or 59% over the comparable period ended April 30, 2000. The increase was primarily due to a higher number of general and administrative personnel and additional legal and accounting costs incurred in connection with business activities.

   Amortization of Deferred Stock Compensation

     We recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999, representing the difference between the exercise prices of options granted to acquire certain shares of common stock during fiscal year 1999 and the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. We amortized deferred compensation expense of approximately $0.6 million during the quarter ended April 30, 2001. This compensation expense relates to options awarded to individuals in all operating expense categories. Total deferred compensation at April 30, 2001 of approximately $2.1 million is being amortized over the vesting periods of the options on a graded vesting method. Amortization of deferred compensation is estimated to be $1.9 million in fiscal year 2002 and $0.7 million in fiscal year 2003.

   Amortization of Goodwill

     Goodwill, as related to the acquisition of Solution42, accounted for approximately 37% and 48% of total assets and stockholders' equity, respectively, as of April 30, 2001. In the quarter ended April 30, 2001, amortization expense of goodwill was $15.3 million. Goodwill amortization expense related to the completed acquisition will continue to have a negative impact on our operating results in future periods. Assuming we do not experience any impairment of value of goodwill that would require an acceleration of amortization, amortization expense is estimated to be $61.1 million for fiscal 2002, $61.1 million for fiscal 2003, $61.1 million for fiscal 2004 and $46.0 million in fiscal 2005.

   Provision for Income Taxes

     During the quarter ended April 30, 2001, we recognized tax expense of $0.9 million primarily related to foreign withholding taxes on revenue and taxes on earnings generated from operations in certain foreign jurisdictions. Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. Based on the weight of available evidence, Portal has provided a valuation allowance against certain deferred tax assets. Portal will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

                         Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments (including restricted investments) totaled $180.7 million at April 30, 2001, compared to a balance of $217.8 million at January 31, 2001.

     We used cash totaling $31.9 million in operations in the quarter ended April 30, 2001, an increase of $36.0 million from the $4.1 million generated in the quarter ended April 30, 2000. Net cash used in operations in the quarter ended April 30, 2001 was primarily comprised of a net loss of $46.8 million, a decrease in other accrued liabilities of $9.8 million and a decrease in accrued compensation of $4.8 million. These decreases were offset by a decrease in accounts receivable of $7.1 million and an increase in deferred revenue of $2.5 million. Also, adjustments made for non-cash expenses, such as depreciation, amortization and amortization of deferred stock compensation, purchased developed technology and goodwill, amounted to $20.2 million for the quarter ended April 30, 2001.

     We have continued to make significant investments in equipment. During the quarter ended April 30, 2001, we purchased computer equipment and software, made leasehold improvements and purchased other capital equipment amounting to approximately $6.5 million, primarily to support its ongoing and expanding operations and information systems.

     During the quarters ended April 30, 2001 and 2000, we raised an additional $1.0 million and $4.1 million, respectively from sales of common stock issued from our employee stock purchase plans and upon the exercise of stock options by employees, net of repurchases.

     Historically, we have also used debt and leases to partially finance our operations and capital purchases. We have a $3.0 million capital lease line facility with an equipment lessor, which was established in fiscal 1998. The lease line has a term of 48 months and bears interest at a rate of 8.5% per annum. The capital lease line facility includes certain covenants requiring minimum liquidity, tangible net worth and profitability over time and becomes due immediately if we fail to meet these covenants. We are currently, and have always been, in compliance with these covenants.

     In November 2000, we acquired Solution42. The liabilities assumed as part of the acquisition include short-term and long-term notes payable. As of April 30, 2001, short-term notes payable were comprised of two short-term notes, each of which bear interest at 6% per annum and are unsecured. One note does not require payments on the principal until June 2002. However, this note has been classified as short-term as it our intention to pay off the note in fiscal 2002. The balance due as of April 30, 2001 was $0.7 million. The second note is due in June 2001 and had a balance of $1.4 million as of April 30, 2001. The long-term notes payable are four mortgages for two facilities located in Germany. Two of the mortgages accrue interest at 4.45% per annum. Principal and interest are due in December 2010 and June 2011 on these two mortgages. As of April 30, 2001, the balances due on these loans were $0.6 million each. The other two mortgages accrue interest at 5.10% and 4.88% per annum. Principal and interest payments are made on a monthly basis. These two mortgages are due in October 2015 and November 2024. As of April 30, 2001, the balances due were $0.3 million and $0.2 million, respectively.

     Our capital requirements depend on numerous factors, including but not limited to market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing international operations. We expect to devote substantial capital resources to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. Although we believe that our current cash balances and cash generated from operations will be sufficient to fund our operations for at least the next 12 months, we may require additional financing within this time frame. Additional funding, if needed, may not be available on terms acceptable to us, or at all.

                       RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. In June 1999, the FASB delayed implementation of FAS 133, so that implementation is now required for fiscal years beginning after June 15, 2000. As we do not currently engage in hedging activities, the adoption of FAS 133 did not have a material impact on our financial position or results of operations.

        RISKS ASSOCIATED WITH OUR BUSINESS AND FUTURE OPERATING RESULTS

     Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

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

IT IS DIFFICULT TO PREDICT OUR BUSINESS BECAUSE WE HAVE A LIMITED HISTORY OPERATING AS A PROVIDER OF BUSINESS INFRASTRUCTURE SOFTWARE

     Our results of operations for the quarter ended April 30, 2001 contained in this report are not necessarily indicative of results for fiscal year ending January 31, 2002 or any other future period. Moreover, we have a relatively brief operating history as a provider of business infrastructure software and had no meaningful license revenue until 1996. Therefore, we will experience the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including those discussed in this report. Our business strategy may not prove successful, and we may not successfully address these risks.

WE CANNOT BE CERTAIN THAT WE WILL BE PROFITABLE

     In order to be profitable, we must increase our revenues. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues for profitability in any future period. We incurred net losses of approximately $46.8 million for the quarter ended April 30, 2001, $2.3 million for fiscal year 2001, $7.6 million for fiscal year 2000 and $17.4 million for fiscal year 1999. Excluding acquisition-related costs, we had an operating profit in fiscal year 2001. We expect to experience a net loss for fiscal year 2002. We will record a substantial restructuring charge in the second quarter of fiscal year 2002 in connection with a reduction in force and other expense reduction efforts initiated during that quarter. We expect that our revenues in the second quarter of fiscal year 2002 will be lower than our revenues in the second quarter of fiscal year 2001.

     Our projected expenses for the second quarter are targeted to exceed the amount of our anticipated second quarter revenues. As a result, we will need to generate increased revenues from sales of our products to achieve profitability. We expect that we will face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition which would lower our gross margins and our profitability. Another factor that will lower our gross margins is any increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins. We have also undertaken a number of cost reduction efforts. Failure to achieve the desired reductions will further reduce profitability. We cannot be certain that we will again achieve operating or net profitability on a quarterly or annual basis.

OUR REVENUES WILL BE ADVERSELY AFFECTED AS A RESULT OF ECONOMIC CONDITIONS AND STOCK MARKET VALUATIONS AFFECTING OUR TARGET MARKETS

We primarily market our products and services to providers of next-generation communication services. The substantial decline in the market value of "dot-com" and other technology companies in the second half of 2000 has made it more difficult for emerging communication companies to obtain financing for their operations. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Emerging growth and established communications companies have continued to reduce or defer their purchases of software and related products, and the introduction of many new communication services has been delayed or cancelled. Any general decrease by our customers and potential customers in their rate of software and network investments results in a significant decrease in our revenues and operating income. These trends in technology and software spending dramatically hurt our business in the first quarter of fiscal year 2002 and will seriously harm our business until conditions improve.

     The current economic downturn affecting our customers, has made it increasingly difficult for us to collect accounts receivable and has increased the time required to collect them. Failure to collect accounts receivable in a timely manner has in the past and may continue to result in increased write-offs, higher reserves and lower cash reserves that would adversely affect our financial results and available cash resources.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS AND WE MAY FAIL TO MEET EXPECTATIONS

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. For example, we achieved profitability for the first three quarters of fiscal year 2001 and reported a net loss of $46.8 million in the first quarter of 2002. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. For example, our stock decreased significantly after the release of our financial results for the quarters ended October 31, 2000 and April 30, 2001. Factors that could cause quarterly fluctuations include:

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

     . announcements of new versions of products that cause customers to postpone purchases of our current products;

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

     We have difficulty predicting the volume and timing of orders. For example, substantially all of our future revenues will come from licenses of Infranet products and related services, and the market for these products is in its early stages of development and is therefore unpredictable. In any given quarter, our sales have involved, and we expect will continue to involve, large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even a small number of licenses of Infranet would reduce our revenues, which would adversely affect our quarterly financial performance. Also, we have often booked a large amount of our sales in the last month of the quarter and often in the last week of that month. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall substantially short of anticipated levels. Significant sales may also occur earlier than expected, which could cause operating results for later quarters to compare unfavorably with operating results from earlier quarters.

     We record as deferred revenue the fees from contracts that do not meet our revenue recognition policy requirements. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts that we enter into may not result in revenue in the quarter in which the contract was signed and we may not be able to predict accurately when revenues from these contracts will be recognized.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS DUE TO SEASONAL VARIATIONS AND WE MAY FAIL TO MEET EXPECTATIONS

     We may also experience seasonality in our business. In many software companies, the rate of growth of license fees revenue tends to decline from the fourth quarter of one year to the first quarter of the next year, due in part to the structure of sales compensation plans. Our revenue in the second quarter of fiscal year 2002 was significantly lower than the preceding quarter. If we experience such seasonality in the future, our rate of growth or absolute revenues could decline in the first quarter of a fiscal year compared to the preceding fourth quarter. In addition, the European operations of many companies experience some flatness in the summer months. We may also experience such a pattern in our European operations. For example, the rate of growth in our European operations in the second quarter of fiscal year 2001 was significantly lower than the rate of growth in our other regions. Such seasonality may cause our results of operations to fluctuate or become more difficult to predict and could cause us to fail to meet internal or analyst expected financial results.

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

OUR BUSINESS DEPENDS ON THE COMMERCIAL ACCEPTANCE OF INFRANET AND IT IS UNCERTAIN TO WHAT EXTENT THE MARKET WILL ACCEPT THIS PRODUCT

     Our future growth depends on the commercial success of Infranet. Substantially all of our license fees revenue is derived from Infranet. Our business will be harmed if our target customers do not adopt and purchase Infranet. Prospective customers may base their purchasing decisions based on a vendor's ability to support their CM&B needs for both their new services and their other existing service offerings, such as fixed wire or mobile voice telephony or cable television. For example, in the wireless communication area, many providers are currently conducting or planning trials to select the CM&B and other technologies to be used in their next generation wireless communication networks that will support both voice and data communications. Our ability to address these current and future service requirements with our current version of Infranet and planned future enhancements may affect the market acceptance of Infranet by prospective customers who desire an integrated CM&B solution for their different services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced versions of Infranet. We are not certain that our target customers will widely adopt and deploy Infranet as their CM&B solution. In the future we may not be successful in marketing Infranet or any new or enhanced products or services. Our future revenues will also depend on our customers licensing software for additional applicants or for additional subscribers. Their failure to do so could harm our business.

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

OUR BUSINESS WILL SUFFER DRAMATICALLY IF WE FAIL TO SUCCESSFULLY PLAN AND MANAGE CHANGES IN THE SIZE OF OUR OPERATIONS

     Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We have experienced rapid changes in our number of employees in recent years. On April 30, 2001, we had 1,478 employees, compared to a total of 634 employees on January 31, 2000. In May 2001, we initiated a reduction in our workforce of approximately 300 employees. These changes have placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources and on our internal training capabilities. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. We expect that we will have to change our facilities in certain locations, and we may face difficulties and significant expenses identifying and moving into suitable office space and subleasing or assigning any surplus space. Our business will suffer dramatically if we fail to effectively manage changes in the size and scope of our operations.

WE MUST HIRE AND RETAIN QUALIFIED SALES PERSONNEL TO SELL INFRANET

     Our financial success and our ability to increase revenues in the future depend considerably upon the productivity of our direct sales force that has historically generated a majority of our license revenues. This productivity will depend to a large degree on our success in recruiting, training and retaining qualified direct salespeople. There is a shortage of direct sales personnel with the skills and expertise necessary to sell our products. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than we anticipate.

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

     Many of these partners also work with competing software companies and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our products versus the products of others. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms, or at all. Our agreements with these parties typically are in the form of nonexclusive referral fee or reseller agreements that are effective for a limited period of time and may be renewed only by mutual agreement of both parties. Therefore, there is no guarantee that any single party will continue to market our products. If these relationships fail, we will have to devote substantially more resources to the distribution, sales and marketing, implementation and support of Infranet than we would otherwise, and our efforts may not be as effective as those of our partners, either of which would harm our business.

OUR QUARTERLY REVENUE IS GENERATED FROM A LIMITED NUMBER OF CUSTOMERS AND OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER

     A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, one customer accounted for 10% of total revenue during the year ended January 31, 2000, one customer accounted for 14% of total revenue during the quarter ended January 31, 2001 and one customer accounted for 15% of total revenue during the quarter April 30, 2001. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. The communication industries we have targeted are consolidating, which could reduce the number of potential customers available to us. In addition, several large telecommunications companies have announced decreases in their anticipated capital spending, which could have the effect of reducing future orders of our products.

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

OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MUCH MORE SUSCEPTIBLE TO RISKS FROM INTERNATIONAL OPERATIONS

     For the quarters ended April 30, 2001 and 2000, we derived approximately 47% and 37% of our revenue, respectively, from sales outside North America. As a result, we face risks from doing business on an international basis, including, among others:

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

     .    legal actions by customers against us; and

     .    increased insurance costs.

     Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service giving rise to the damages. However, these contractual limitations on liability may not be enforceable, in certain jurisdictions and under certain circumstances, and we may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers' internal systems. A product liability claim, whether or not successful, could harm our business by increasing our costs, damaging our reputation and distracting our management.

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

     The market for our products and the services they are used to support is characterized by:

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

THE MARKETS IN WHICH WE SELL OUR PRODUCT ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

     We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We face competition from providers of CM&B software, such as Amdocs (which acquired Solect Technology), the Kenan Systems division of Lucent, Convergys (which has recently acquired Geneva) and Digiquant. We also compete with systems integrators and with internal MIS departments of larger telecommunications carriers. We are aware of numerous other major ISPs, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with Infranet. We anticipate continued growth and competition in the on-line services and telecommunications industries and the entrance of new competitors into the CM&B software market, and that the market for our products and services will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may have not yet entered the market. Many of our current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than we do.

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

     Many of the companies that are marketing broadband access to the Internet or are offering new services over the Internet, wireless networks and other communication mediums are relatively new businesses. In the past year, many so called "dot.com" companies have failed and financing for emerging Internet businesses appears to be increasingly more difficult for Internet companies to obtain. We believe that the decline in the rate of growth experienced in our North American operations in the third quarter of fiscal year 2001 is attributable in part to the difficulty experienced by several potential customers in receiving financing and a consequential impact on their decisions to make investments in CM&B products and services. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Emerging growth and established communications companies recently have been reducing or deferring their purchases of software and related products, and the introduction of many new communication services has been delayed or cancelled. This trend in technology and software spending has hurt and will continue to seriously harm our business until conditions improve. Any general decrease by our customers and potential customers in their rate of software and network investments would result in a significant decrease in our revenues and operating income. To the extent that our customers and potential customers fail to achieve sustained profitability or obtain adequate funding, we could experience greater risk and difficulty collecting receivables from those customers that do purchase our products and services which would in turn harm our business and financial results.

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

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL

     Despite overall reductions in our total headcount, we will continue to hire additional sales, support, marketing, administrative and research and development personnel in fiscal year 2002 and beyond. Competition for these individuals is intense and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot succeed if we cannot attract qualified personnel. We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of our existing customers. Hiring qualified customer service and support personnel, as well as sales, marketing, administrative and research and development personnel, is very competitive in our industry, particularly in the San Francisco Bay Area, where we are headquartered, due to the limited number of people available with the necessary technical skills and understanding of the Internet and other communication networks and services. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel in general and on the services of John E. Little, our President and Chief Executive Officer and David S. Labuda, our Chief Technology Officer, in particular. None of our officers or key employees is bound by an employment agreement for any specific term.

WE MAY EXPERIENCE DIFFICULTY INTEGRATING SOLUTION42

     We acquired the business of Solution42 in November 2000. We may experience problems integrating the business of Solution42 into our business. Any integration problems could cause us to incur substantial unanticipated costs and expenses, which would harm our operating results. If we fail to integrate Solution42's business successfully, we will incur substantial costs, which will increase our expenses and reduce any earnings or potentially result in operating losses. In addition, integration problems could divert management's attention from other business opportunities, which could result in slower revenue growth than anticipated or even declines in revenue. Integrating Solution42's business with our business will be complex, time-consuming and expensive, particularly due to the geographic distance between Solution42's operations in Germany and our headquarters in California. This integration may disrupt our business if it is not completed in a timely, efficient and effective manner. We have never attempted to integrate an acquisition of this size and we may not be successful in doing so.

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

     Portal is required to periodically value its assets and intangibles, including the goodwill associated with the Solution42 acquisition to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. Portal believes that an impairment loss will be recognized in the second quarter of fiscal year 2002, however, we cannot accurately predict the amount and timing of any impairment of assets.

FINANCIAL DIFFICULTIES OF COMPANIES WE HAVE INVESTED IN COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

     We have made investments in three companies and may make investments in others in the future. If at any time our investment in a company were deemed impaired, we may be required to reduce the book value of that investment, which would in turn reduce our earnings in that period. Such investments could be deemed impaired, for example, if the financial condition of those companies deteriorates. As of April 30, 2001, we had approximately $6.0 million invested in other companies. Because the financial condition of these companies is outside our control, we cannot predict if, or when, the value of such investments would be required to be reduced.

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

     In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which have often been unrelated to the operating performance of these companies or our company. Decreases in the trading prices of stocks of technology companies are often precipitous. For example, the price of Portal's stock dropped rapidly and significantly during the first quarter of fiscal year 2001, during the fourth quarter of fiscal year 2001 and during the second quarter of fiscal year 2002 after the announcement of financial results for the preceding quarter.

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

     The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for Portals' investment portfolios as of April 30, 2001. This table does not include cash because cash is not subject to market risk. It also does not include long-term investments as they are held to maturity and, therefore, near-term changes in market rates will not result in losses. (In thousands, except interest rates):

                                           Maturing          Maturing
                                           Within 1          Within 2          Thereafter
                                             Year             Years                                 Total
                                         -------------    -------------     ---------------    ---------------
     Cash Equivalents.................   $  36,895        $      --         $       --         $    36,895
        Weighted Average Yield........        4.73 %             --                 --                4.73 %
     Investments......................      88,537           46,899                 --             135,436
        Weighted Average Yield........        6.08 %           5.33 %               --                5.82 %
                                         -------------    --------------    ---------------    ---------------
     Total Portfolio..................   $ 125,432        $  46,899         $       --         $   172,331
                                         =============    ==============    ===============    ===============
        Weighted Average Yield........        5.68 %           5.33 %               --                5.59 %

Impact of Foreign Currency Rate Changes

     During fiscal year 2001, most local currencies of our international subsidiaries weakened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk has been insignificant primarily due to the denomination of our sales transactions in U.S. dollars. For the quarter ended April 30, 2001, there was an immaterial currency exchange impact from our intercompany transactions. As of April 30, 2001, we did not engage in foreign currency hedging activities.

     As a global concern, we anticipate that our sales outside the United States will increasingly be denominated in other currencies. In such event, we will face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. In order to reduce the effect of foreign currency fluctuations, we may hedge our exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. The success of such activity will depend upon the estimation of future transactions denominated in various currencies. To the extent that these estimates are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses.

PART II:  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d) Use of Proceeds from Sales of Registered Securities.

 On May 11, 1999, Portal completed an initial public offering of its Common Stock, $0.001 par value. The managing underwriters in the offering were Goldman, Sachs & Co., Credit Suisse First Boston, BancBoston Robertson Stephens and Hambrecht & Quist (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-72999) that was declared effective by the SEC on May 5, 1999. After deducting the underwriting discounts and offering expenses, Portal received net proceeds from the offering of approximately $58,642,000. None of Portal's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of Portal or their associates, persons owning 10% or more of any class of equity securities of Portal, or an affiliate of Portal. Of the net proceeds, Portal used approximately $52,005,000 for capital expenditures. Additionally, a portion of the net proceeds was used to repay long-term debt and line of credit obligations of $5,122,000 and capital lease obligations of $1,515,000.

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits: None

          (b)  Reports on Form 8-K: None

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



June 14, 2001              SOFTWARE, INC.


                           By /s/ CHERYL SANCHEZ
                              ----------------------------------------
                           Cheryl Sanchez
                               Vice President Finance and Investor Relations (On behalf of the Registrant and as the Principal Financial Officer)