Form 10-Q
period 2001-07-31
PORTAL SOFTWARE INC
filed 2001-09-13
CIK 1080306

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 2001

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


On August 31, 2001, 173,727,725 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                              PORTAL SOFTWARE, INC.
                                    FORM 10-Q

                           QUARTER ENDED JULY 31, 2001

                                      INDEX

                                                                                                     Page
                                                                                                     ----
Part I:  Financial Information

     Item 1: Financial Statements

             Condensed Consolidated Balance Sheets at July 31, 2001 and January 31, 2001               3

             Condensed Consolidated Statements of Operations for the three and six months              4
              ended July 31, 2001 and 2000

             Condensed Consolidated Statements of Cash Flows for the six months ended                  5
              July 31, 2001 and 2000

             Notes to Unaudited Condensed Consolidated Financial Statements                            6

     Item 2: Management's Discussion and Analysis of Financial Condition and Results                  13
              of Operations

     Item 3: Quantitative and Qualitative Disclosures About Market Risk                               31

Part II: Other Information

     Item 1: Legal Proceedings                                                                        32

     Item 4: Submission of Matters to a Vote of Security Holders                                      32

     Item 6: Exhibits and Reports on Form 8-K                                                         32


Signature                                                                                             33

Item 1:  Financial Statements

                              PORTAL SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                               July 31,    January 31,
                                                                                 2001          2001
                                                                             ---------------------------
                                                                              (unaudited)
Assets
Current assets:
   Cash and cash equivalents..............................................    $   50,231     $   69,323
   Short-term investments.................................................        95,624        141,275
    Accounts receivable, net of allowance for doubtful accounts of
   $4,465  and $2,899 at July 31, 2001 and January 31, 2001,
   respectively...........................................................        70,386         83,225
   Restricted short-term investments......................................         9,144          7,198
   Prepaids and other current assets......................................         8,644         11,302
   Deferred income taxes..................................................         5,487          5,045
                                                                             -----------    -----------
     Total current assets.................................................       239,516        317,368
Property and equipment, net...............................................        49,510         54,209
Goodwill, net.............................................................         5,188        229,301
Purchased developed technology, net.......................................        14,929         12,938
Restricted long-term investments..........................................         8,466          3,466
Other assets..............................................................         5,147         12,772
                                                                             -----------    -----------
                                                                              $  322,756     $  630,054
                                                                             ===========    ===========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable.......................................................    $    8,728     $    9,923
   Accrued compensation...................................................        16,863         24,198
   Accrued acquisition expenses...........................................         4,297         11,629
   Accrued restructuring expenses.........................................        22,481             --
   Other accrued liabilities..............................................        17,111         18,983
   Short-term notes payable...............................................            --          2,250
   Current portion of capital lease obligations...........................         1,211          2,093
   Deferred revenue.......................................................        70,323         66,937
                                                                             -----------    -----------
     Total current liabilities............................................       141,014        136,013
Long-term notes payable...................................................         1,693          1,800
Long-term portion of capital lease obligations............................           215            598
Long-term deferred income taxes...........................................         5,487          5,045
Other liabilities.........................................................            39            209
Commitments...............................................................
Stockholders' equity:
   Common stock, $0.001 par value.........................................           173            171
   Additional paid-in capital.............................................       535,139        526,732
   Accumulated other comprehensive income.................................            47            132
   Notes receivable from stockholders.....................................          (105)          (127)
   Deferred stock compensation............................................        (1,663)        (2,653)
   Accumulated deficit....................................................      (359,283)       (37,866)
                                                                             -----------    -----------
     Stockholders' equity.................................................       174,308        486,389
                                                                             -----------    -----------
                                                                              $  322,756    $   630,054
                                                                             ===========    ===========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              PORTAL SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except per share amounts; unaudited)

                                                                       Three Months Ended             Six Months Ended
                                                                            July 31,                     July 31,
                                                                  ---------------------------    ---------------------------
                                                                      2001           2000           2001            2000
                                                                  -----------     -----------    -----------     -----------
Revenues:
   License fees...............................................    $    23,746     $    44,246    $    44,514     $    79,620
   Services...................................................         20,983          20,295         44,782          35,539
                                                                  -----------     -----------    -----------     -----------
     Total revenues...........................................         44,729          64,541         89,296         115,159
                                                                  -----------     -----------    -----------     -----------

Costs and expenses:
   Cost of license fees.......................................            441             625            657           1,262
   Cost of services...........................................         15,954          12,286         36,620          22,292
   Amortization of purchased developed technology.............          1,200              --          2,063              --
   Research and development...................................         14,842          13,724         32,310          25,100
   Sales and marketing........................................         22,918          25,449         50,294          45,752
   General and administrative.................................          9,774           8,019         20,261          14,624
   Amortization of deferred stock compensation................            562           1,011          1,124           2,066
   Amortization of goodwill...................................         15,276              --         30,624              --
   Reduction in goodwill due to impairment....................        193,391              --        193,391              --
   Restructuring costs........................................         41,292              --         41,292              --
                                                                  -----------     -----------    -----------     -----------
     Total costs and expenses.................................        315,650          61,114        408,636         111,096
                                                                  -----------     -----------    -----------     -----------
Income (loss) from operations.................................       (270,921)          3,427       (319,340)          4,063
Interest and other income, net................................          1,933           3,187          4,427           6,202
Write-down of impaired investments............................         (4,000)             --         (4,000)             --
                                                                  -----------     -----------    -----------     -----------
Income (loss) before income taxes.............................       (272,988)          6,614       (318,913)         10,265
Provision for income taxes....................................         (1,607)           (965)        (2,504)         (1,539)
                                                                  -----------     -----------    -----------     -----------
Net income (loss).............................................    $  (274,595)    $     5,649    $  (321,417)    $     8,726
                                                                  ===========     ===========    ===========     ===========
Basic net income (loss) per share.............................    $     (1.60)    $      0.04    $     (1.88)    $      0.06
                                                                  ===========     ===========    ===========     ===========
Shares used in computing basic net income (loss) per share....        171,490         157,255        170,589         155,919
                                                                  ===========     ===========    ===========     ===========
Diluted net income (loss) per share...........................    $     (1.60)    $      0.03    $     (1.88)    $      0.05
                                                                  ===========     ===========    ===========     ===========
Shares used in computing diluted net income (loss) per share..        171,490         173,867        170,589         173,310
                                                                  ===========     ===========    ===========     ===========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              PORTAL SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (in thousands; unaudited)

                                                                                        Six Months
                                                                                      Ended July 31,
                                                                                --------------------------
                                                                                    2001          2000
                                                                                -----------    -----------
OPERATING ACTIVITIES:
  Net income (loss).........................................................    $  (321,417)   $     8,726
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization...........................................         10,292          3,339
    Amortization of deferred stock compensation.............................          1,124          2,066
    Amortization of purchased developed technology and goodwill.............         32,786             --
    Reduction in goodwill due to impairment.................................        193,391             --
    Restructuring costs.....................................................         41,292             --
    Write-down of impaired investments......................................          4,000             --
    Changes in operating assets and liabilities:
      Accounts receivable, net..............................................         12,839        (18,297)
      Prepaids and other current assets.....................................           (106)        (2,346)
      Other assets..........................................................           (360)        (1,651)
      Accounts payable......................................................         (1,268)           (42)
      Accrued compensation..................................................         (7,543)        12,226
      Other accrued liabilities.............................................        (18,390)         3,276
      Deferred revenue......................................................          3,386          4,045
                                                                                -----------    -----------
        Net cash provided by (used in) operating activities.................        (49,974)        11,342
                                                                                -----------    -----------

INVESTING ACTIVITIES:
  Purchases of short-term investments.......................................        (86,587)       (68,486)
  Maturity of short-term investments........................................         88,179         56,223
  Sales of short-term investments...........................................         40,445             --
  Purchases of long-term investments........................................         (2,992)        (1,540)
  Maturity of long-term investments.........................................             --          1,135
  Purchases of property and equipment.......................................        (10,372)       (23,225)
  Purchases of equity investments...........................................             --         (3,000)
  Proceeds from sale of equity investments..................................          1,112             --
  Business combination, net of cash.........................................         (2,103)            --
                                                                                -----------    -----------
        Net cash provided by (used in) investing activities.................         27,682        (38,893)
                                                                                -----------    -----------

FINANCING ACTIVITIES:
   Payments received on stockholder notes receivable........................             22            124
   Payments on notes payable................................................         (2,356)            --
   Principal payments under capital lease obligations, net of proceeds......         (1,266)          (352)
   Proceeds from issuance of common stock, net of repurchases...............          7,007         15,320
                                                                                -----------    -----------
        Net cash provided by financing activities...........................          3,407         15,092
                                                                                -----------    -----------
   Effect of exchange rate on cash and cash equivalents.....................           (207)          (280)
                                                                                -----------    -----------
Net decrease in cash and cash equivalents...................................        (19,092)       (12,739)
Cash and cash equivalents at beginning of period............................         69,323         43,887
                                                                                -----------    -----------
Cash and cash equivalents at end of period..................................    $    50,231    $    31,148
                                                                                ===========    ===========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              PORTAL SOFTWARE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Significant Accounting Policies:

   Nature of Business and Basis of Presentation

     Portal Software, Inc. or Portal, develops customer management and billing software for communications and content service providers. Portal's real-time, convergent platform enables its customers to rapidly create, deploy, and bill for services with flexible business models. Portal's software is licensed by a majority of the world's largest communications providers to deliver voice, data, video, and content services across wireless, wireline, cable, and satellite networks. Portal markets its products worldwide through a combination of a direct sales force and system integration partners. Customers include Vodafone, AOL Time Warner, Deutsche Telekom, NTT, WorldCom, China Telecom, Reuters, Telstra, Sprint, China Mobile, Telenor Mobil, and France Telecom. Substantially all of Portal's license revenues are derived from sales of its Infranet product line.

     The accompanying unaudited condensed consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at July 31, 2001 and the statement of operations for the three and six months ended July 31, 2001 and cash flows for the six months ended July 31, 2001 and 2000 are not audited. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2001 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal's Annual Report on Form 10-K for the year ended January 31, 2001, filed with the Securities and Exchange Commission on April 23, 2001.

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

     Services revenues are primarily comprised of revenue from systems integration or other consulting fees, maintenance agreements and training. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, license and service revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue related to the software services is recognized as the services are performed and the license revenue is recognized in accordance with the preceding paragraph. Maintenance agreements provide technical support and include the right to unspecified upgrades on an if-and-when-available basis. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which is typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

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

     Two individual customers accounted for 28% of total revenues during the three months ended July 31, 2001 and one individual customer accounted for 16% of total revenues during the six months ended July 31, 2001. No individual customer accounted for more than 10% of total revenues during the three and six months ended July 31, 2000.

   Segment Information

     Portal operates solely in one segment, the development and marketing of customer management and billing software. Portal's foreign operations consist primarily of sales, marketing and support activities through its foreign subsidiaries. We also conduct software development at one site in Germany. Operating losses generated by the foreign operations of Portal and their corresponding identifiable assets were not material in any period presented. Portal's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Portal does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as Portal's assets are primarily located in its corporate office in the United States and not allocated to any specific region, Portal does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

     Portal's export revenue represented 49% and 48% of total revenues in the three and six months ended July 31, 2001, compared with approximately 37% in the comparable periods ended July 31, 2000. Nearly all of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe (which is defined by Portal as Europe, Middle East and Africa) and Intercontinental (which is defined by Portal as Asia-Pacific, Japan and Latin America). For the three months ended July 31, 2001 and 2000, European revenues were $15.1 million and $14.1 million and Intercontinental revenues were $6.7 and $10.0 million. For the six months ended July 31, 2001 and 2000, European revenues were $27.9 and $27.2 million and Intercontinental revenues were $14.8 and $15.9 million.

   Cash and Cash Equivalents

     Portal considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. As of July 31, 2001 and 2000, cash equivalents and short-term investments consist primarily of commercial paper, corporate notes, money market funds and government securities. All short-term investments mature within 24 months.

     Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of FAS 115. Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders' equity. As of July 31, 2001, unrealized gains, for cash equivalents and short-term investments, were $920,000 due primarily to the effects of decreasing interest rates on longer-term securities. It is possible that a portion of the unrealized gains will be realized, as many high-yielding corporate notes are being downgraded to a level at or below the minimum requirements of our investment policy. As this happens, these securities will be sold resulting in a realized gain. In addition, as cash is required to fund operations, some securities may need to be sold which will result in realizing gains. Debt and discount securities are adjusted for straight-line amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method and are immaterial for all periods presented.

     The following schedule summarizes the estimated fair value of Portal's cash, cash equivalents and short-term investments (in thousands):

                                                              July 31,   January 31,
                                                                2001        2001
                                                            -----------  -----------
                                                            (unaudited)
        Cash and cash equivalents:
          Cash ...........................................  $    14,230  $    16,973
          Money market funds .............................       20,035       41,380
          Commercial paper ...............................       15,966        9,674
          U.S. Government securities .....................           --        1,296
                                                            -----------  -----------
                                                            $    50,231  $    69,323
                                                            ===========  ===========

    Short-term investments at July 31, 2001 (in thousands, unaudited):

                                                                          Gross Unrealized
                                                                      -------------------------
                                                          Cost         Gain        Loss      Fair Value
                                                        --------     --------    --------    ----------
        Corporate notes .............................   $ 65,114     $    812    $     --    $   65,926
        U.S. Government securities...................     37,232          115          --        37,347
        Commercial paper ............................      1,495           --          --         1,495
        Restricted investments ......................     (9,144)          --          --        (9,144)
                                                        --------     --------    --------    ----------
                                                        $ 94,697     $    927    $     --    $   95,624
                                                        ========     ========    ========    ==========

     Short-term investments at January 31, 2001 (in thousands, unaudited):

                                                                          Gross Unrealized
                                                                      -------------------------
                                                          Cost         Gain        Loss      Fair Value
                                                        --------     --------    ---------   ----------
        Corporate notes .............................   $ 106,688    $     740               $  107,428
        U.S. Government securities...................      31,354           77                   31,431
        Commercial paper ............................       9,627           --         (13)       9,614
        Restricted investments ......................      (7,198)          --          --       (7,198)
                                                        ---------    ---------   ---------   ----------
                                                        $ 140,471    $     817   $     (13)  $  141,275
                                                        =========    =========   =========   ==========

     The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands):

                                                              July 31,   January 31,
                                                                2001        2001
                                                            -----------  -----------
                                                            (unaudited)
        Due within one year .............................   $   60,416   $   115,183
        Due within two years ............................       44,352        33,290
        Restricted short-term investments ...............       (9,144)       (7,198)
                                                            ----------   -----------
                                                            $   95,624   $   141,275
                                                            ==========   ===========

     As of July 31, 2001 restricted short-term investments of $9,144,000 combined with restricted long-term investments of $8,466,000 represent collateral for five letters of credit and one bank guarantee. The five letters of credit issued in lieu of a cash security deposit are renewable annually and expire on various dates from October 31, 2005 through March 5, 2021. The bank guarantee, issued to secure outstanding bank loans of former shareholders of Solution42, is for $2,237,000 and expires on April 30, 2002. Restricted investments consist of corporate bonds maturing over a period of one to two years.

     At January 31, 2001, short-term restricted investments of $7,198,000 combined with restricted long-term investments of $3,466,000 represented collateral for four letters of credit issued in lieu of security deposits for facility leases and consisted of corporate bonds maturing over a period of one to two years.

     The restricted long-term investments are classified as held-to-maturity and, consequently, unrealized gains and losses are not recorded. As of July 31, 2001 and January 31, 2001, amortized cost approximated fair value.

     Portal also invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $1.5 million, net of allowance of $0.5 million, as of July 31, 2001 and $6.0 million as of January 31, 2001. The investments are accounted for using the cost method as Portal does not have the ability to exercise significant influence over the operations of these companies and Portal's investment is less than 20% of the outstanding voting shares in each entity. Portal monitors its investments for other than temporary impairment, basing its assessment on a review of the investee's operations and other indicators. Other indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. During the quarter ended July 31, 2001, Portal recorded a write-down of $4.0 million related to other than temporary impairment of investments in privately held companies.

   Impairment of Long-Lived Assets

     Long-lived assets and intangibles, including goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On an annual basis, the estimated future net cash flows associated with the asset are compared to the asset's carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management's best estimates, using appropriate assumptions and projections at the time. During the quarter ended July 31, 2001, Portal recorded a charge of $193.4 million to reflect the impairment of goodwill related to Portal's investment in Solution42.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

   Net Income (Loss) Per Common Share

     In accordance with FAS 128, basic and diluted net income (loss) per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three and six months ended July 31, 2001, 19,229,349 and 8,214,077 stock options, respectively, were excluded from the dilutive calculation, as their effect is antidilutive. For the three and six months ended July 31, 2000, the dilutive calculation includes common equivalent shares.

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data; unaudited):

                                                             Three months ended           Six months ended
                                                                  July 31,                    July 31,
                                                           ----------------------      -----------------------
                                                              2001          2000         2001          2000
                                                           ---------     ---------     ---------     ---------
    Basic:
    Net income (loss) .................................    $(274,595)    $   5,649     $(321,417)    $   8,726
                                                           =========     =========     =========     =========

       Weighted-average shares of common stock
         outstanding ..................................      172,552       161,835       171,960       160,893
       Less: Weighted-average shares subject to
         repurchase ...................................       (1,062)       (4,580)       (1,371)       (4,974)
                                                           ---------     ---------     ---------     ---------
    Weighted-average shares used in computing basic net
       income (loss) per share ........................      171,490       157,255       170,589       155,919
                                                           =========     =========     =========     =========
    Basic net income (loss) per share .................    $   (1.60)    $    0.04     $   (1.88)    $    0.06
                                                           =========     =========     =========     =========

    Diluted:
    Net income (loss) .................................    $(274,595)    $   5,649     $(321,417)    $   8,726
                                                           =========     =========     =========     =========
       Shares used above ..............................      171,490       157,255       170,589       155,919
       Common equivalent shares .......................           --        16,612            --        17,391
                                                           ---------     ---------     ---------     ---------
    Shares used in computing diluted net income (loss)
          per share ...................................      171,490       173,867       170,589       173,310
                                                           =========     =========     =========     =========
    Diluted net income (loss) per share ...............    $   (1.60)    $    0.03     $   (1.88)    $    0.05
                                                           =========     =========     =========     =========

  Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in equity of the company that are excluded from net income (loss). Comprehensive income (loss) for the six months ended July 31, 2001 and 2000 is as follows (in thousands; unaudited):

                                                                    Six months ended
                                                                        July 31,
                                                                -------------------------
                                                                   2001          2000
                                                                ----------    ----------
    Net income (loss) ........................................  $(321,417)    $   8,726
    Unrealized loss on marketable securities .................        121           185
    Change in cumulative translation adjustment ..............       (207)         (201)
                                                                ---------     ---------
    Comprehensive income (loss) ..............................  $(321,503)    $   8,710
                                                                =========     =========

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

     Upon completion of the initial public offering, the put option was settled. Based on the closing price of Portal's common stock at the end of the first day of trading, the net cash settlement of the put was computed at a value of zero. As a result, a gain upon remeasurement of the liability of $3.8 million was recorded as other income in the year ended January 31, 2000 and the initial fair value of the put, approximately $3.8 million, was classified as a prepaid service asset. Upon signing of the definitive agreement in March 2000, the services fee of $2.8 million was paid and capitalized. The entire prepaid service asset of $6.6 million was related to the development of a specific product and was being amortized on a straight-line basis over the term of the agreement of approximately four and one half years. However, due to the Company's restructuring (see Note 4), the further development and sale of this product has been cancelled because of a lack of required internal resources. Consequently, the remaining balance of $5.0 million was written-off in the quarter ended July 31, 2001 and included in the restructuring charges.

(3)  Acquisition

     On May 10, 2001, Portal purchased all of the outstanding stock of privately held BayGate, Inc ("BayGate") for $2.2 million in cash and up to an additional $2.5 million in cash based on achievement of certain revenue and engineering objectives. Portal also assumed the outstanding stock options of BayGate for which an aggregate of 38,958 shares of Portal common stock may be issued. BayGate is a provider of database management software. The acquisition was completed in July 2001 and was accounted for as a purchase. Using the income approach, which estimates the net present value of future earnings and cash flow potential, Portal estimated a total potential value of $6.6 million for purchased developed technology. Based on consideration given at the time of acquisition, the amount allocated to purchased developed technology was $4.1 million. Upon achievement of specified revenue and engineering objectives, the additional consideration will be allocated to purchased developed technology. The consolidated financial statements include the operating results of BayGate from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Amounts allocated to developed technology, as of July 31, 2001,are to be amortized over its estimated useful life of three-years.

(4)  Restructuring

     In May 2001, Portal announced a plan to reduce its cost structure. The plan was a combination of a reduction in workforce of approximately 300 employees or 20% of the workforce, consolidations of facilities and asset write-offs. These workforce reductions affected all functional areas of Portal and were largely completed in the quarter ended July 31, 2001. As a result of the restructuring plan, Portal incurred a charge of $41.3 million in the quarter ended July 31, 2001. The restructuring charge included approximately $6.9 million of severance related amounts, $20.4 million of committed excess facilities, primarily related to lease expenses net of sublease income, and $13.1 million in asset write-offs. As of July 31, 2001, the remaining restructuring expense reserves were $22.5 million. A summary of restructuring activities along with the respective remaining reserves follows:

     (Unaudited; in thousands)                                    Balance
                                 Restructuring                   remaining
                                    charges       Utilized     July 31, 2001
                                 -------------  ------------   -------------
     Severance ...............   $       6,893  $    (5,192)   $       1,701
     Facilities ..............          20,352       (1,222)          19,130
     Asset write-offs ........          13,084      (12,171)             913
     Other ...................             963         (226)             737
                                 -------------  ------------   -------------
                                 $      41,292  $   (18,811)   $      22,481
                                 =============  ============   =============

(5) Stock Option Exchange Program

     In July 2001, a stock option exchange program was initiated. Under this program, all employees (including executive officers) were given the opportunity to cancel one or more outstanding stock options previously granted to them, at an exercise price of $5.00 or more, in exchange for one or more new stock options to be granted at least six months and one day from the date the old options are cancelled, provided the individual is still employed on such date. In addition, each employee who chose to exchange any options was also required to exchange all options granted on or after February 4, 2001. The cancellation date for the program was August 4, 2001. Each new option will be exercisable for 75% of the number of shares subject to the old options and the exercise price of the new options will be the fair market value of Portal common stock on the date of grant. The new options will preserve the vesting schedule and the vesting commencement date of the old options except that the number of shares vested and total number of shares exercisable under the new options will be 75% of the old options. On August 5, 2001, Portal accepted for cancellation and exchange options to purchase a total of 5.0 million shares of common stock. Accordingly, we expect that new stock options to purchase 3.8 million shares will be issued on or shortly after February 6, 2002 pursuant to the terms of the option exchange program.

(6) Income Taxes

     During the three and six months ended July 31, 2001, Portal recognized tax expense of $1.6 million and $2.5 million which is primarily the result of foreign withholding taxes on revenue and tax on earnings generated from operations in certain foreign jurisdictions.

(7) Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS 141 "Business Combinations" ("FAS 141") and FAS 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires the purchase method of accounting for all business combinations and specifies criteria required to recognize and report intangible assets separate from goodwill. FAS 141 is effective for all business combinations accounted for using the purchase method that are completed after June 30, 2001 and for all business combinations initiated after June 30, 2001. We believe that FAS 141 will not have a significant impact on our financial statements.

     FAS 142 requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment, at least annually, instead of being amortized. Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives. Adoption of FAS 142 in its entirety is required for fiscal years beginning after December 15, 2001. Transitional provisions also require that upon adoption of FAS 142 in its entirety, intangible assets acquired in business combinations, accounted for using the purchase method and completed prior to July 1, 2001, must be classified using the criteria outlined in FAS 141. We believe that FAS 142 will not have a significant impact on our financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

          Portal develops customer management and billing software for communications and content service providers. Portal's real-time, convergent platform enables its customers to rapidly create, deploy, and bill for services with flexible business models. Portal's software is licensed by a majority of the world's largest communications providers to deliver voice, data, video, and content services across wireless, wireline, cable, and satellite networks. Customers include Vodafone, AOL Time Warner, Deutsche Telekom, NTT, WorldCom, China Telecom, Reuters, Telstra, Sprint, China Mobile, Telenor Mobil, and France Telecom.

     Beginning with fiscal year 1997, substantially all of our revenues have come from the license of our Infranet product family, and from related services. Revenues consist of product license fees and associated consulting, training, support and maintenance fees. License revenues are comprised of perpetual or multiyear license fees which are primarily derived from contracts with corporate customers and from system integrators. We believe that future license revenues will be generated from three sources:

     .    license fees from new customers;
     .    license fees for new products to existing customers; and
     . growth in the subscriber base of our existing customers, which will lead to increased revenue from subscriber-based license fees.

     We have established a series of partnerships with systems integrators and hardware platform, software and service providers. We have derived, and anticipate that we will continue to derive, a substantial portion of our revenues from customers that have significant relationships with our market and platform partners.

                              RESULTS OF OPERATIONS

          The following table sets forth the results of operations for the three and six months ended July 31, 2001 and 2000 expressed as a percentage of total revenues.

                                                                        Three Months Ended            Six Months Ended
                                                                            July 31,                     July 31,
                                                                      ---------------------        ----------------------
                                                                        2001        2000             2001         2000
                                                                      ---------------------        ----------------------
Revenues:
   License fees .................................................          53%           69%              50%          69%
   Services .....................................................          47            31               50           31
                                                                      -------     ---------        ---------    ---------
          Total revenues ........................................         100           100              100          100
                                                                      -------     ---------        ---------    ---------
Costs and expenses:
   Cost of license fees .........................................           1             1                1            1
   Cost of services .............................................          36            19               41           19
   Amortization of purchased developed technology................           3            --                2           --
   Research and development .....................................          33            21               36           22
   Sales and marketing ..........................................          51            40               56           40
   General and administrative ...................................          22            12               23           12
   Amortization of deferred stock compensation ..................           1             2                1            2
   Amortization of goodwill .....................................          34            --               34           --
   Reduction in goodwill due to impairment ......................         433            --              218           --
   Restructuring costs ..........................................          92            --               46           --
                                                                      -------     ---------        ---------    ---------
        Total costs and expenses ................................         706            95              458           96
                                                                      -------     ---------        ---------    ---------

Income (loss) from operations ...................................        (606)            5             (358)           4
Interest and other income, net ..................................           5             5                5            5
Write-down of impaired investments ..............................          (9)           --               (4)          --
                                                                      -------     ---------        ---------    ---------
Income (loss) before income taxes ...............................        (610)           10             (357)           9
Provision for income taxes                                                 (4)           (1)              (3)          (1)
                                                                      -------     ---------        ---------    ---------
Net income (loss) ...............................................        (614)%           9%            (360)%          8%
                                                                      =======     =========        =========    =========

                                    Revenues

     Total revenues were $44.7 million in the three months ended July 31, 2001, a decrease of approximately $19.8 million or 31% and $89.3 million in the six months ended July 31, 2001, a decrease of approximately $25.9 million or 22% from the comparable periods in 2000. License fee revenues decreased as a percentage of total revenues in the three and six months ended July 31, 2001 compared to the three and six months ended July 31, 2000 as a result of a general economic slowdown. Two customers accounted for more than 10% of total revenues during the three and six months ended July 31, 2001 and one customer accounted for more than 10% of total revenues during the six months ended July 31, 2001.

     License fees totaled $23.7 million in the three months ended July 31, 2001, a decrease of approximately $20.5 million or 46%, and $44.5 million in the six months ended July 31, 2001, a decrease of approximately $35.1 million or 44% from the comparable periods in 2000. The decrease in license fees was primarily a result of a general economic slowdown.

     Services revenues were $21.0 million in the three months ended July 31, 2001, an increase of approximately $0.7 million or 3%, and $44.8 million in the six months ended July 31, 2001, an increase of approximately $9.2 million or 26% over the comparable periods in 2000. The increase in services revenues resulted, in part, from the increase in support and maintenance service fees related to Portal's growing customer base, both in terms of new directly supported sites and additional users at existing sites, and the renewal of maintenance contracts.

                                                       Three Months                       Six Months
                                                      Ended July 31,     Percent        Ended July 31,     Percent
                                                   -------------------               -------------------
    (in millions)                                    2001       2000      Change       2001       2000      Change
                                                   --------   --------   ---------   --------   --------   --------
    Geographical Revenues:
       North America ...........................   $  22.9    $  40.4      (43)%     $  46.6    $  72.1       (35)%
            Percentage of total revenues .......        51%        63%                    52%        63%
       International
         Europe ................................      15.1       14.1        7%         27.9       27.2         3%
           Percentage of total revenues ........        34%        22%                    31%        23%
         Intercontinental ......................       6.7       10.0      (33)%        14.8       15.9        (7)%
           Percentage of total revenues ........        15%        15%                    17%        14%
                                                   -------    -------                -------    -------
         Total international ...................      21.8       24.1      (10)%        42.7       43.1        (1)%
            Percentage of total revenues .......        49%        37%                    48%        37%
                                                   -------    -------                -------    -------
    Total revenues .............................   $  44.7    $  64.5      (31)%     $  89.3    $ 115.2        22%
                                                   =======    =======                =======    =======

     North American revenues, which are defined by us as revenues from the United States and Canada, decreased approximately $17.5 million or 43% in the three months ended July 31, 2001 and decreased approximately $25.5 million or 35% for the six months ended July 31, 2001 from the comparable periods ended July 31, 2000. The decrease in North American revenues was primarily due to a general economic slowdown.

     International revenues decreased approximately $2.3 million or 10% in the three months ended July 31, 2001 and decreased approximately $0.4 million or 1% in the six months ended July 31, 2001 from the comparable periods ended July 31, 2000. European revenues increased approximately $1.0 million or 7% in the three months ended July 31, 2001 and increased approximately $0.7 million or 3% in the six months ended July 31, 2001 over the comparable periods ended July 31, 2000. Intercontinental revenues decreased approximately $3.3 million or 33% in the three months ended July 31, 2001 and decreased approximately $1.1 million or 7% in the six months ended July 31, 2001 from the comparable periods ended July 31, 2000. The net decrease in international revenues was primarily due to a general economic slowdown which has adversely affected our international sales, although to a lesser degree in these periods than in North America.

                                    Expenses

   Cost of License Fees

     Cost of license fees consists of resellers' commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Infranet. Cost of license fees was $0.4 million for the three months ended July 31, 2001, a decrease of approximately $0.2 million or 29%, and $0.7 million for the six months ended July 31, 2001, a decrease of approximately $0.6 million or 48%, from the comparable periods ended July 31, 2000. The decrease in cost of license fees is primarily due to the decrease in revenue generated from our base of systems integrator partners. Gross margin for license fees are 98% or more for all periods as we essentially did not incur any shipping, packaging or documentation costs, as our product was delivered electronically over the Internet.

   Cost of Services

     Cost of services primarily consists of maintenance, consulting and training expenses. Cost of services was $16.0 million for the three months ended July 31, 2001, an increase of approximately $3.7 million or 30%, and $36.6 million for the six months ended July 31, 2001, an increase of approximately $14.3 million or 64%, from the comparable periods ended July 31, 2000. The increase in cost of services is primarily due to an increase in the number of consulting and technical support personnel to support the actual and previously anticipated expansion of our installed base of customers and new implementations. Gross margin for services was approximately 24% and 18% for the three and six months ended July 31, 2001 compared to approximately 39% and 37% in the comparable periods ended July 31, 2000. The decrease in gross margin for services was due primarily to reduced utilization of professional services personnel as a result of the decrease in license revenues and the anticipated number of new implementation projects.

   Amortization of Purchased Developed Technology

     In fiscal year 2001, we recorded an asset of $13.8 million for purchased developed technology as a result of acquiring Solution42. The value was determined, with the assistance of independent third-party appraisers, by using the income approach which estimates the present value of cash flows from developed technology as based on management and industry assumptions and market data. This purchased developed technology is being amortized, on a straight-line basis, over its estimated useful life of four years. As a result of acquiring BayGate in May 2001, we recorded an additional asset of $4.1 million for purchased developed technology which is being amortized over its estimated useful life of three years. For the three and six months ended July 31, 2001, we amortized purchased developed technology in the amount of $1.2 million and $2.1 million. Future amortization expense is estimated to be $4.5 million in fiscal year 2002, $4.8 million in fiscal year 2003, $4.8 million in fiscal year 2004 and $2.9 million in fiscal year 2005.

   Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs for our development and technical support efforts. Research and development expenses were $14.8 million in the three months ended July 31, 2001, an increase of approximately $1.1 million or 8%, and $32.3 million in the six months ended July 31, 2001, an increase of approximately $7.2 million or 29%, over the comparable periods ended July 31, 2000. The increase was primarily due to an increase in the number of research and development personnel necessary to support both expanded functionality of our products and increases in Portal's quality assurance, technical support and technical publications operations. Portal has not capitalized any software development costs to date.

   Sales and Marketing Expenses

     Sales and marketing expenses consist of personnel and related costs for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new and maintenance of existing strategic partnerships. Sales and marketing expenses were $22.9 million in the three months ended July 31, 2001, a decrease of approximately $2.5 million or 10%, and $50.3 million in the six months ended July 31, 2001, an increase of approximately $4.5 million or 10%, over the comparable periods ended July 31, 2000. The increase in the six months ended July 31, 2001 over the comparable period of 2000 was due to an increase in the number of sales and marketing personnel and increased marketing programs in the second half of the fiscal year ended January 31, 2000. In the prior fiscal year, we were hiring sales and marketing personnel in direct response to the rapid growth we were experiencing. As a result of a general economic slowdown, we changed our sales and marketing approach which resulted in a reduction of sales and marketing personnel during the quarter ended July 31, 2001. The decrease in the three months ended July 31, 2001 over the comparable period of the prior year was primarily due to a decrease in commissions expense as a result of the decline in license revenues in the same period.

   General and Administrative Expenses

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal and human resources as well as facilities and information system expenses not allocated to other departments. General and administrative expenses were $9.8 million in the three months ended July 31, 2001, an increase of approximately $1.8 million or 22%, and $20.3 million in the six months ended July 31, 2001, an increase of approximately $5.6 million or 39%, over the comparable periods ended July 31, 2000. The increase was primarily due to an increase in reserves, depreciation on newly purchased equipment and technology and a higher number of general and administrative personnel and additional legal and accounting costs incurred in connection with business activities. In response to the rapid growth we were experiencing in the prior fiscal year, we increased the number of general and administrative personnel. We anticipate a reduction in general and administrative expenses as a result of the restructuring.

   Amortization of Deferred Stock Compensation

     We recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999 in connection with stock options and restricted stock issued in and prior to 1999 and $0.2 million, in the quarter ended July 31, 2001 in connection with the acquisition of BayGate. The deferred stock compensation reflects the difference between the exercise prices of options granted to acquire certain shares of common stock and the deemed fair value for financial reporting purposes of Portal's common stock on their respective grant dates. We amortized deferred compensation expense of approximately $0.6 and $1.1 million during the three and six months ended July 31, 2001. This compensation expense relates to options awarded to individuals in all operating expense categories. Total deferred compensation at July 31, 2001 of approximately $1.7 million is being amortized over the vesting periods of the options on a graded vesting method. Amortization of deferred compensation is estimated to be $2.0 million in fiscal year 2002 and $0.8 million in fiscal year 2003.

   Amortization of Goodwill

     Goodwill, as related to the acquisition of Solution42, accounted for approximately 2% and 3% of total assets and stockholders' equity, respectively, as of July 31, 2001. For the three and six months ended July 31, 2001, amortization expense of goodwill was $15.3 million and $30.6 million, respectively. Under Statement of Financial Accounting Standards No. 142 (FAS
142), goodwill will continue to be amortized through the end of fiscal 2002. Beginning with February 1, 2002, goodwill will no longer be amortized. Instead, goodwill will be tested for impairment, at least annually. Assuming we do not experience any further impairment of the value of goodwill (see "Reduction in Goodwill Due to Impairment") that would require an impairment adjustment, amortization expense is expected to be $31.4 million for fiscal 2002.

   Reduction in Goodwill Due to Impairment

     Long-lived assets and intangibles, including goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On an annual basis, the estimated future net cash flows associated with the asset are compared to the asset's carrying amount to determine if impairment has occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management's best estimates, using appropriate assumptions and projections at the time. During the quarter ended July 31, 2001, Portal recorded a charge of $193.4 million to reflect the impairment of goodwill related to Portal's investment in Solution42.

   Restructuring Costs

     In May 2001, we announced our plan to reduce our cost structure as a result of a general economic slowdown. The plan was a combination of a reduction in the workforce of approximately 300 employees or 20% of the workforce, consolidations of facilities and asset write-offs. Workforce reductions affected all functional areas of Portal and were substantially completed in the quarter ended July 31, 2001. As a result of the restructuring plan, we incurred a charge of $41.3 million in the quarter ended July 31, 2001. The restructuring charge included approximately $6.9 million of severance related amounts, $20.4 million of committed excess facilities and $13.1 million in asset write-offs. As of July 31, 2001, the remaining restructuring expense reserves were $22.5 million. By implementing this restructuring plan, we expect to reduce our expense structure by an estimated $16 million per quarter. We plan to continue to make changes in our business and strategy to address changes in our target markets and the overall economy and to implement additional cost reduction and efficiency programs. Such changes are likely to result in further restructuring charges in the future.

   Write-down of Impaired Investments

     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $1.5 million, net of allowance of $0.5 million, as of July 31, 2001 and $6.0 million as of January 31, 2001. The investments are accounted for using the cost method as we do not have the ability to exercise significant influence over the operations of these companies and our investment is less than 20% of the outstanding voting shares in each entity. We monitor our investments for other than temporary impairment, basing our assessment on a review of the investee's operations and other indicators. Other indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. During the quarter ended July 31, 2001, we recorded a write-down of $4.0 million related to other than temporary impairment of investments in privately held companies.

   Provision for Income Taxes

     During the three and six months ended July 31, 2001, we recognized tax expense of $1.6 and $2.5 million primarily related to foreign withholding taxes on revenue and taxes on earnings generated from operations in certain foreign jurisdictions. Under Statement of Financial Accounting Standards No. 109 (FAS
109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. Based on the weight of available evidence, Portal has provided a valuation allowance against certain deferred tax assets. Portal will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.


                         Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments (including restricted short-term investments) totaled $155.0 million at July 31, 2001, compared to a balance of $217.8 million at January 31, 2001.

     We used cash totaling $50.0 million in operations in the six months ended July 31, 2001, an increase of $61.3 million over the $11.3 million generated in the six months ended July 31, 2000. Net cash used in operations in the six months ended July 31, 2001 was primarily comprised of net losses adjusted for non-cash expenses, a decrease in other accrued liabilities of $18.4 million and a decrease in accrued compensation of $7.5 million. These decreases were offset by a decrease in accounts receivable of $12.8 million and an increase in deferred revenue of $3.4 million. Adjustments made for non-cash expenses, such as depreciation, amortization, amortization of deferred stock compensation, purchased developed technology and goodwill, reduction in goodwill due to impairment, restructuring and write-down of impaired investments amounted to $282.9 million for the six months ended July 31, 2001.

     Net cash provided by investing activities was $27.7 million for the six months ended July 31, 2001, an increase of $66.6 million from the $38.9 million used in the six months ended July 31, 2000. Net cash provided by investing activities in the six months ended July 31, 2001 was primarily comprised of the maturities and sales of short-term investments, net of purchases. We have also continued to make significant investments in equipment. During the six months ended July 31, 2001, we purchased computer equipment and software, made leasehold improvements and purchased other capital equipment amounting to approximately $10.4 million, primarily to support our ongoing operations and information systems.

     During the six months ended July 31, 2001 and 2000, we raised an additional $7.0 million and $15.3 million from sales of common stock issued from our employee stock purchase plans and upon the exercise of stock options by employees, net of repurchases.

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

     In November 2000, we acquired Solution42. The liabilities assumed as part of the acquisition included short-term and long-term notes payable. In May 2001, the short-term notes payable, which were comprised of two short-term notes each bearing interest at 6% per annum and were unsecured, were paid off. The long-term notes payable are four mortgages for two facilities located in Germany. Two of the mortgages accrue interest at 4.45% per annum. Principal and interest are due in December 2010 and June 2011 on these two mortgages. As of July 31, 2001, the balances due on these loans were $0.6 million each. The other two mortgages accrue interest at 5.10% and 4.88% per annum. Principal and interest payments are made on a monthly basis. These two mortgages are due in October 2015 and November 2024. As of July 31, 2001, the balances due were $0.3 million and $0.2 million, respectively.

     On May 10, 2001, Portal purchased all of the outstanding stock of privately held BayGate, Inc ("BayGate") for $2.2 million in cash and up to an additional $2.5 million in cash based on achievement of certain revenue and engineering objectives

     Our capital requirements depend on numerous factors, including but not limited to market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing international operations. We expect that our expenses will continue to exceed our revenues for the balance of the current fiscal year and we will devote substantial capital resources for our operations and for other general corporate activities in support of our strategy. Although we believe that our current cash balances and cash generated from operations will be sufficient to fund our operations for at least the next 12 months, we may require additional financing within this time frame. Additional funding, if needed, may not be available on terms acceptable to us, or at all.

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS 141 "Business Combinations" ("FAS 141") and FAS 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires the purchase method of accounting for all business combinations and specifies criteria required to recognize and report intangible assets separate from goodwill. FAS 141 is effective for all business combinations accounted for using the purchase method that are completed after June 30, 2001 and for all business combinations initiated after June 30, 2001. We believe that FAS 141 will not have a significant impact on our financial statements. FAS 142 requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment, at least annually, instead of being amortized. Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives. Adoption of FAS 142 in its entirety is required for fiscal years beginning after December 15, 2001. Transitional provisions also require that upon adoption of FAS 142 in its entirety, intangible assets acquired in business combinations, accounted for using the purchase method and completed prior to July 1, 2001, must be classified using the criteria outlined in FAS 141.

      RISKS ASSOCIATED WITH PORTAL'S BUSINESS AND FUTURE OPERATING RESULTS

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

     This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this "Risks Associated With Portal's Business and Future Operating Results" and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation whatsoever to update these statements.

IT IS DIFFICULT TO PREDICT OUR BUSINESS BECAUSE WE HAVE A LIMITED HISTORY OPERATING AS A PROVIDER OF CUSTOMER MANAGEMENT AND BILLING SOFTWARE

     Our results of operations for the three and six months ended July 31, 2001 contained in this report are not necessarily indicative of results for fiscal year ending January 31, 2002 or any other future period. Moreover, we have a relatively brief operating history as a provider of customer management and billing software and had no meaningful license revenue until 1996. Therefore, we will experience the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including those discussed in this report. Our business strategy may not prove successful, and we may not successfully address these risks.

WE CANNOT BE CERTAIN THAT WE WILL BE PROFITABLE

     In order to be profitable, we must increase our revenues or reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues for profitability in any future period. We incurred net losses of approximately $321.4 million for the six months ended July 31, 2001, $2.3 million for fiscal year 2001, $7.6 million for fiscal year 2000 and $17.4 million for fiscal year 1999. Excluding acquisition-related costs, we had an operating profit in fiscal year 2001. We expect to experience a net loss for fiscal year 2002. We recorded a substantial restructuring charge in the second quarter of fiscal year 2002 in connection with a reduction in force and other expense reduction efforts initiated during that quarter. We may record additional restructuring charges in the remainder of the fiscal year. We expect that our revenues in the third quarter of fiscal year 2002 will be lower than our revenues in the third quarter of fiscal year 2001.

     Our projected expenses for the third quarter are targeted to exceed the amount of our anticipated third quarter revenues. As a result, we will need to generate increased revenues from sales of our products or reduce expenses to achieve profitability. The current economic slowdown has adversely affected our revenues and will make it difficult to increase revenues until spending in our target markets increases. We also expect that we will face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition which would lower our gross margins and our profitability. Another factor that will lower our gross margins is any increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins. We have also undertaken a number of cost reduction efforts. Failure to achieve the desired reductions will further reduce profitability. We cannot be certain that we will again achieve operating or net profitability on a quarterly or annual basis.

OUR REVENUES WILL BE ADVERSELY AFFECTED AS A RESULT OF ECONOMIC CONDITIONS AND STOCK MARKET VALUATIONS AFFECTING OUR TARGET MARKETS

     We primarily market our products and services to providers of communication and content services. The substantial decline in the market value of "dot-com" and other technology companies in the past twelve months has made it more difficult for emerging communication electronic content companies to obtain financing for their operations. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Emerging growth and established communications companies have continued to reduce or defer their purchases of software and related products, and the introduction of many new communication services has been delayed or cancelled. Any general decrease by our customers and potential customers in their rate of software and network investments results in a significant decrease in our revenues and operating income. These trends in technology and software spending dramatically hurt our business in the first half of fiscal year 2002 and will seriously harm our business until conditions improve.

     The current economic downturn affecting our customers has made it increasingly difficult for us to collect accounts receivable and increased the time required to collect them. Failure to collect accounts receivable in a timely manner has in the past and may continue to result in increased write-offs, higher reserves and lower cash reserves that would adversely affect our financial results and available cash resources.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS AND WE MAY FAIL TO MEET EXPECTATIONS

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. For example, we achieved profitability of the first three quarters of fiscal year 2001 and reported net losses of $46.8 million and $274.6 million in the first and second quarter of 2002, respectively. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. For example, our stock decreased significantly after the release of our financial results for the quarters ended October 31, 2000 and April 30, 2001. Factors that could cause quarterly fluctuations include:

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

     . our ability to attract, integrate, train, retain and motivate a substantial number of sales and marketing, research and development, technical support and other management personnel with the needed competencies;

     .  our ability to expand our operations;

     . the amount and timing of expenditures related to expansion of our operations; and

     . global economic conditions generally, as well as those specific to providers of communications and content services.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS DUE TO SEASONAL VARIATIONS AND WE MAY FAIL TO MEET EXPECTATIONS

     We may also experience seasonality in our business. In many software companies, the rate of growth or absolute amount of license fees revenue tends to decline from the fourth quarter of one year to the first quarter of the next year, due in part to the structure of sales compensation plans. Our revenue in the first quarter of fiscal year 2002 was significantly lower than the preceding fourth quarter. If we experience such seasonality in the future, our rate of growth or absolute revenues could decline in the first quarter of a fiscal year compared to the preceding fourth quarter. In addition, the European operations of many companies experience some flatness in the summer months. We may also experience such a pattern in our European operations. Such seasonality may cause our results of operations to fluctuate or become more difficult to predict and could cause us to fail to meet internal or analyst expected financial results.

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

OUR BUSINESS DEPENDS ON THE COMMERCIAL ACCEPTANCE OF OUR PRODUCTS AND IT IS UNCERTAIN TO WHAT EXTENT THE MARKET WILL ACCEPT THEM

     Our future growth depends on the commercial success of our Infranet family of products. Substantially all of our license fees revenue is derived from our Infranet product family. Our business will be harmed if our target customers do not adopt and purchase Infranet. Prospective customers may base their purchasing decisions based on a vendor's ability to support their customer management and billing needs for both their new services and their other existing service offerings, such as fixed wire or mobile voice telephony or cable television. For example, in the wireless communication area, many providers are currently conducting or planning trials to select the customer management and billing and other technologies to be used in their next generation wireless communication networks that will support both voice and data communications. Our ability to address these current and future service requirements with our current version of Infranet and planned future enhancements may affect the market acceptance of Infranet by prospective customers who desire an integrated customer management and billing solution for their different services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced versions of Infranet. We are not certain that our target customers will widely adopt and deploy Infranet as their customer management and billing solution. In the future we may not be successful in marketing Infranet or any new or enhanced products or services. Our future revenues will also depend on our customers licensing software for additional applicants or for additional subscribers. Their failure to do so could harm our business.

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

INABILITY TO SUBLEASE SURPLUS OFFICE SPACE WOULD INCREASE OPERATING EXPENSES AND ADVERSELY EFFECT OPERATING RESULTS

     We must periodically change our office facilities in various locations as the number of existing and projected employees changes for those locations or as existing leases expire. Securing and building out facilities takes significant lead time. Furthermore, because of the need to satisfy projected future expansion, the amount of space leased is generally more than the amount currently required. Significant office leases have terms of between 5 and 20 years. As a result, we frequently sublease the portions of leased facilities that we have leased to meet our future expansion plans but do not currently need. For example, we have leased under long-term leases significant amounts of space for our headquarters in Cupertino, California and for our regional headquarters facilities in Herndon, Virginia and Slough, United Kingdom in excess of our current requirements. To the extent that we are unable to sublease surplus space at an amount equal to our rent obligations for that space or to the extent sublessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we initially planned. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and adversely affect our financial results for that period.

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

WE ALSO USE SYSTEMS INTEGRATORS AND OTHER STRATEGIC RELATIONSHIPS TO IMPLEMENT AND SELL INFRANET

     We have entered into relationships with third-party systems integrators, as well as with hardware platform and software applications developers and service providers. We have derived, and anticipate that we will continue to derive, a significant portion of our market opportunities and revenues from these relationships. We could lose sales opportunities if we fail to work effectively with these parties or fail to grow our base of market and platform partners. We may also be at a serious competitive disadvantage if we fail to maintain and enhance these indirect sales channels. Many of these partners also work with competing software companies and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing and/or resale of our products versus the products of others. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms, or at all. Our agreements with these parties typically are in the form of nonexclusive referral fee or reseller agreements that are effective for a limited period of time and may be renewed only by mutual agreement of both parties. Therefore, there is no guarantee that any single party will continue to market our products. If these relationships fail, we will have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our products than we would otherwise, and our efforts may not be as effective as those of our partners, either of which would harm our business.

OUR QUARTERLY REVENUE IS GENERATED FROM A LIMITED NUMBER OF CUSTOMERS AND OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER

     A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, one customer accounted for 14% of total revenue during the quarter ended January 31, 2001, one customer accounted for 15% of total revenue during the quarter ended April 30, 2001 and two customers accounted for 28% of total revenue during the quarter July 31, 2001. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. The communication industries we have targeted are consolidating, which could reduce the number of potential customers available to us. In addition, several large telecommunications companies have announced decreases in their anticipated capital spending, which could have the effect of reducing future orders of our products.

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

OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MUCH MORE SUSCEPTIBLE TO RISKS FROM INTERNATIONAL OPERATIONS

     For the quarters ended July 31, 2001 and 2000, we derived approximately 49% and 37% of our revenue, respectively, from sales outside North America. As a result, we face risks from doing business on an international basis, including, among others:

     .  reduced protection for intellectual property rights in some countries;

     .  licenses, tariffs and other trade barriers;

     .  difficulties in staffing and managing foreign operations;

     .  longer sales and payment cycles;

     . fluctuations in the value of local currencies relative to the United States Dollar and greater difficulties in collecting accounts receivable;

     .  political and economic instability;

     .  seasonal reductions in business activity;

     .  potentially adverse tax consequences;

     .  compliance with a wide variety of complex foreign laws and treaties; and

     .  variance and unexpected changes in local laws and regulations.

     We currently have offices in a number of foreign locations including Australia, Canada, China, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, Singapore, Spain, South Korea, Sweden, Taiwan and the United Kingdom and may establish additional facilities in other parts of the world. Expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue. In addition, we have sold Infranet internationally for only a few years and we have limited experience in developing localized versions of Infranet and marketing and distributing them internationally.

     Further, nearly all of our international revenues are currently denominated in U.S. dollars. Therefore, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets or collection of receivables more difficult. Because our foreign denominated revenues have been minimal, we do not currently engage in currency hedging activities.

     To the extent that we are unable to successfully manage expansion of our business into international markets due to any of the foregoing factors, our business could be adversely affected.

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND THERE IS A RISK OF INFRINGEMENT

     Our success and ability to compete depend substantially upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Others may develop technologies that are similar or superior to our technology. Moreover, as the number of competitors in our industry segments grow and the functionality of products in different industry segments overlaps, we expect that our software products may in the future become subject to third-party infringement claims. Some of our competitors in the market for customer management and billing software may have filed or may intend to file patent applications covering aspects of their technology upon which they may claim our technology infringes. Any litigation, brought by us or by others, could be time-consuming and costly and could divert the attention of our technical and management personnel. In addition, litigation could cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, or at all, and could have a material and adverse impact on our gross margins and profitability. If a successful claim of product infringement were made against us, our business could be significantly harmed.

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

THE MARKETS IN WHICH WE SELL OUR PRODUCT ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

     We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We face competition from providers of customer management and billing software, such as Amdocs (which acquired Solect Technology), the Kenan Systems division of Lucent, Convergys (which acquired Geneva) and Digiquant. We also compete with systems integrators and with internal information technology departments of larger communications providers. We are aware of numerous other major ISPs, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with us. We anticipate continued growth and competition in the communications and content service provider industries and the entrance of new competitors into the customer management and billing software market, and that the market for our products and services will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may have not yet entered the market. Many of our current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than we do.

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

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF EMERGING COMMUNICATION AND CONTENT SERVICES

     We sell our products to organizations providing new and emerging communications and content services provided over a variety of communication networks including Internet, fixed line, wireless and satellite networks. Consequently, our future revenues and profits, if any, substantially depend upon the market acceptance and expanded use of services provided through the Internet and other communication methods. Rapid growth in the use of these services is a recent phenomenon and it may not continue. As a result, a broad base of regular users of such services may not develop, and the market may not accept recently introduced services and products that rely upon the adoption of such services, such as Infranet.

     Many of the companies that are marketing broadband access to the Internet or are offering new services over the Internet, wireless networks and other communication mediums are relatively new businesses. In the past year, many so called "dot.com" companies have failed and financing for emerging Internet businesses appears to be increasingly more difficult for Internet companies to obtain. We believe that the decline in the rate of growth experienced in our North American operations in the third quarter of fiscal year 2001 is attributable in part to the difficulty experienced by several potential customers in receiving financing and a consequential impact on their decisions to make investments in customer management and billing products and services. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Emerging growth and established communications companies recently have been reducing or deferring their purchases of software and related products, and the introduction of many new communication services has been delayed or cancelled. This trend in technology and software spending has hurt and will continue to seriously harm our business until conditions improve. Any general decrease by our customers and potential customers in their rate of software and network investments would result in a significant decrease in our revenues and operating income. To the extent that our customers and potential customers fail to achieve sustained profitability or obtain adequate funding, we could experience greater risk and difficulty collecting receivables from those customers that do purchase our products and services which would in turn harm our business and financial results.

FUTURE REGULATION OF THE INTERNET OR NEXT GENERATION COMMUNICATION SERVICES MAY SLOWTHEIR GROWTH, RESULTING IN DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES AND INCREASED COSTS OF DOING BUSINESS

     Due to the increasing use of the Internet, it is possible that state and federal regulators could adopt laws and regulations that may impose additional burdens on those companies conducting business on-line. The growth and development of the market for Internet-based services may prompt calls for more stringent consumer protection laws or for imposition of additional taxes. The adoption of any additional laws or regulations affecting communication services and the Internet may slow their adoption or impose additional burdens on those companies providing such services. A decline in the growth of next generation communication services could decrease demand for our products and services and increase our cost of doing business, or otherwise harm our business.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL

     Despite overall reductions in our total headcount, we will continue to hire additional sales, support, marketing, administrative and research and development personnel in fiscal year 2002 and beyond. Competition for these individuals is intense and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot succeed if we cannot attract qualified personnel. Hiring personnel has been very competitive in our industry, particularly in the San Francisco Bay Area, where we are headquartered, due to the limited number of people available with the necessary technical skills and understanding of the Internet and other communication networks and services. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel in general.

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

Portal is required to periodically value its assets and intangibles, including the goodwill associated with the Solution42 acquisition to determine if impairment has occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. This would result in incremental expenses for that quarter which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred. During the quarter ended July 31, 2001, Portal recorded a charge of $193.4 million to reflect the impairment of goodwill related to Portal's investment in Solution42. We cannot predict the amount and timing of any future impairment of assets.

     FINANCIAL DIFFICULTIES OF COMPANIES WE HAVE INVESTED IN COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

     We have made investments in three companies and may make investments in others in the future. If at any time our investment in a company were deemed impaired, we may be required to reduce the book value of that investment, which would in turn reduce our earnings in that period. Such investments could be deemed impaired, for example, if the financial condition of those companies deteriorates. As of July 31, 2001, we had approximately $6.0 million invested in other companies. During the quarter ended July 31, 2001, we recorded a write-down of $4.0 million related to other than temporary impairment of these investments. Because the financial condition of these companies is outside our control, we cannot predict if, or when, the value of such investments would be required to be reduced.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND WILL BE VOLATILE

     The trading price of our common stock has fluctuated significantly in the past and will fluctuate in the future. For example the price of our common stock through September 5, 2001 has fluctuated between $83.93 and $1.10 per share. This future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

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

     In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which have often been unrelated to the operating performance of these companies or our company. Decreases in the trading prices of stocks of technology companies are often precipitous. For example, the price of Portal's stock dropped rapidly and significantly during the first quarter of fiscal year 2001, during the fourth quarter of fiscal year 2001 and during the first quarter of fiscal year 2002.

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

Short-Term Investment Portfolio

     We do not hold derivative financial instruments in our short-term investment portfolio. Our short-term investments consist of instruments rated the equivalent of Standard & Poor's and Moody's short-term rating A1/P1 or long-term rating of at least A/A2. Our policy dictates that we diversify our holdings, limit our short-term investments to a maximum of $5 million to any one issuer and that all short-term investments mature in 24 months or less.

     The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for Portals' investment portfolios as of July 31, 2001. This table does not include cash because cash is not subject to market risk. It also does not include long-term investments as they are held to maturity. Therefore, near-term changes in market rates will not result in losses. (In thousands, except interest rates):

                                            Maturing           Maturing
                                            Within 1           Within 2
                                              Year               Years             Thereafter           Total
                                         -------------      --------------      ---------------      ------------
   Cash Equivalents..................    $    36,000         $       --         $        --           $  36,000
      Weighted Average Yield.........           3.77%                --                  --                3.77%
   Investments.......................         60,416             44,352                  --             104,768
      Weighted Average Yield.........           5.77%              4.69%                 --                5.31%
                                         -------------      --------------      ---------------      ------------
   Total Portfolio...................    $    96,416         $   44,352           $      --           $ 140,768
                                         =============      ==============      ===============      ============
      Weighted Average Yield.........           5.02%              4.69%                 --                4.92%

Impact of Foreign Currency Rate Changes

     During fiscal year 2001, most local currencies of our international subsidiaries weakened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. Portal believes that its exposure to currency exchange fluctuation risk has been insignificant primarily due to the denomination of our sales transactions in U.S. dollars. For the quarter ended July 31, 2001, there was an immaterial currency exchange impact from our intercompany transactions. As of July 31, 2001, we did not engage in foreign currency hedging activities.

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

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On July 9, 2001, a purported class action was filed in the Federal District Court Southern District of New York against Portal, certain officers and several underwriters. The lawsuit alleges violations of the federal securities laws arising from alleged improprieties by the underwriters in connection with our 1999 initial public offering ("IPO") and claims to be on behalf of all persons who purchased Portal Software shares from May 5, 1999 through December 6, 2000. Specifically, the complaints allege the underwriters charged certain of their customers fees in excess of those disclosed in the prospectus and engaged in certain allegedly improper activities in connection with the distribution of the IPO shares. Through August 31, 2001 four additional nearly identical class actions have been filed in July and August 2001 against Portal, and certain officers based on essentially the same facts and allegations. We believe that the claims alleged against us in all of the actions described above are without merit, and we intend to defend against the claims vigorously. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of Portal. However, depending on the amount and timing, an unfavorable resolution of these matters could materially affect our future results of operations or cash flows in a particular period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Registrant was held on July 18, 2001. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated (there were no broker non-votes):

     1. The election of two Class II Directors. Mr. Lewis Wilks and Mr. Edward Zander were the only nominees for election and the only directors elected at the meeting. Mr. Wilks's election was approved with 131,999,850 shares voting for and 219,982 shares voting against. Mr. Zander's election was approved with 132,000,756 shares voting for and 219,076 shares voting against.

     2. The ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending January 31, 2002 was approved with 131,844,461 shares voting for, 342,420 shares voting against and 32,951 shares abstaining.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K:

          On May 18, 2001 Portal filed a report on Form 8-K which discussed the status of Mr. Jack Acosta's retirement from Portal and the transition of the Chief Financial Officer position to his successor.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2001                 PORTAL SOFTWARE, INC.


                                   By /s/ HOWARD A. BAIN III
                                      ---------------------------------
                                   Howard A. Bain III
                                        Chief Financial Officer
                                        (On behalf of the Registrant and as the
                                        Principal Financial Officer)