Form 10-Q
period 2001-10-31
PORTAL SOFTWARE INC
filed 2001-11-29
CIK 1080306

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE  ACT
    OF 1934

                For the Quarter Ended October 31, 2001

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

On October 31, 2001, 173,709,303 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                              PORTAL SOFTWARE, INC.
                                    FORM 10-Q

                         QUARTER ENDED OCTOBER 31, 2001

                                      INDEX

                                                                                                     Page
                                                                                                     ----

Part I:     Financial Information

     Item 1: Financial Statements

             Condensed Consolidated Balance Sheets at October 31, 2001 and January 31, 2001            3

             Condensed Consolidated Statements of Operations for the three and nine months             4
              ended October 31, 2001 and 2000

             Condensed Consolidated Statements of Cash Flows for the nine months ended                 5
              October 31, 2001 and 2000

             Notes to Unaudited Condensed Consolidated Financial Statements                            6

     Item 2: Management's Discussion and Analysis of Financial Condition and Results                  14
              of Operations

     Item 3: Quantitative and Qualitative Disclosures About Market Risk                               31

Part II:    Other Information

     Item 1: Legal Proceedings                                                                        32

     Item 6: Exhibits and Reports on Form 8-K                                                         32


Signature                                                                                             33

ITEM 1:  FINANCIAL STATEMENTS

                              PORTAL SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                       October 31,  January 31,
                                                                          2001          2001
                                                                       ------------------------
                                                                       (unaudited)
Assets
Current assets:
   Cash and cash equivalents ........................................  $  47,535     $   69,323
   Short-term investments ...........................................     81,873        141,275
    Accounts receivable, net of allowance for doubtful accounts of        31,031         83,225
    $8,082  and $2,899 at October 31, 2001 and January 31, 2001,
    respectively ....................................................
   Restricted short-term investments ................................      2,354          7,198
   Prepaids and other current assets ................................      7,131         11,302
   Deferred income taxes ............................................      4,036          5,045
                                                                       ---------     ----------
     Total current assets ...........................................    173,960        317,368
Property and equipment, net .........................................     46,946         54,209
Goodwill, net .......................................................      1,249        229,301
Purchased developed technology, net .................................     10,350         12,938
Restricted long-term investments ....................................     15,417          3,466
Other assets ........................................................      4,289         12,772
                                                                       ---------     ----------
                                                                       $ 252,211     $  630,054
                                                                       =========     ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .................................................  $   4,608     $    9,923
   Accrued compensation .............................................     20,228         24,198
   Accrued acquisition expenses .....................................        629         11,629
   Accrued restructuring expenses ...................................     36,850             --
   Other accrued liabilities ........................................     17,980         18,983
   Short-term notes payable .........................................         --          2,250
   Current portion of capital lease obligations .....................        739          2,093
   Deferred revenue .................................................     40,868         66,937
                                                                       ---------     ----------
     Total current liabilities ......................................    121,902        136,013
Long-term notes payable .............................................      1,751          1,800
Long-term portion of capital lease obligations ......................         95            598
Long-term deferred income taxes .....................................      4,036          5,045
Other liabilities ...................................................         95            209
Commitments .........................................................
Stockholders' equity:
    Common stock, $0.001 par value ..................................        174            171
   Additional paid-in capital .......................................    534,438        526,732
   Accumulated other comprehensive income ...........................        293            132
   Notes receivable from stockholders ...............................        (79)          (127)
   Deferred stock compensation ......................................     (1,148)        (2,653)
   Accumulated deficit ..............................................   (409,346)       (37,866)
                                                                       ---------     ----------
     Stockholders' equity ...........................................    124,332        486,389
                                                                       ---------     ----------
                                                                       $ 252,211     $  630,054
                                                                       =========     ==========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              PORTAL SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts; unaudited)

                                                                 Three Months Ended          Nine Months Ended
                                                                     October 31,                October 31,
                                                              ------------------------    ------------------------
                                                                 2001          2000          2001          2000
                                                              ----------    ----------    ----------    ----------
Revenues:
  License fees .............................................  $    9,957    $   46,665    $   54,471    $  126,285
  Services .................................................      21,797        25,370        66,579        60,909
                                                              ----------    ----------    ----------    ----------
     Total revenues ........................................      31,754        72,035       121,050       187,194
                                                              ----------    ----------    ----------    ----------

Costs and expenses:
   Cost of license fees ....................................         638         1,957         1,295         3,219
   Cost of services ........................................      13,814        15,801        50,434        38,093
   Amortization of purchased developed technology ..........       1,324            --         3,387            --
   Research and development ................................      14,310        14,653        46,620        39,753
   Sales and marketing .....................................      18,387        26,339        68,681        72,091
   General and administrative ..............................      12,156         7,564        32,417        22,188
   Amortization of deferred stock compensation .............         515           939         1,639         3,005
   Amortization of goodwill ................................         399            --        31,023            --
   Reduction in intangibles due to impairment ..............       2,450            --       195,841            --
   Restructuring costs .....................................      19,331            --        60,623            --
                                                              ----------    ----------    ----------    ----------
     Total costs and expenses ..............................      83,324        67,253       491,960       178,349
                                                              ----------    ----------    ----------    ----------
Income (loss) from operations ..............................     (51,570)        4,782      (370,910)        8,845
Interest and other income, net .............................       2,196         3,425         6,623         9,627
Write-down of impaired investments .........................          --            --        (4,000)           --
                                                              ----------    ----------    ----------    ----------
Income (loss) before income taxes ..........................     (49,374)        8,207      (368,287)       18,472
Provision for income taxes .................................        (689)       (1,218)       (3,193)       (2,757)
                                                              ----------    ----------    ----------    ----------
Net income (loss) ..........................................  $  (50,063)   $    6,989    $ (371,480)   $   15,715
                                                              ==========    ==========    ==========    ==========
Basic net income (loss) per share ..........................  $    (0.29)   $     0.04    $    (2.17)   $     0.10
                                                              ==========    ==========    ==========    ==========
Shares used in computing basic net income (loss) per share..  $  172,559       159,434       171,246       157,090
                                                              ==========    ==========    ==========    ==========
Diluted net income (loss) per share ........................  $    (0.29)   $     0.04    $    (2.17)   $     0.09
                                                              ==========    ==========    ==========    ==========
Shares used in computing diluted net income
 (loss) per share ..........................................     172,559       173,706       171,246       173,442
                                                              ==========    ==========    ==========    ==========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              PORTAL SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                                        Nine Months
                                                                                     Ended October 31,
                                                                                 ------------------------
                                                                                    2001          2000
                                                                                 ----------    ----------
OPERATING ACTIVITIES:
  Net income (loss) ..........................................................   $ (371,480)   $    15,715
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization .............................................       14,260          5,694
   Amortization of deferred stock compensation ...............................        1,639          3,005
   Amortization of purchased developed technology and goodwill ...............       34,410             --
   Reduction in intangibles due to impairment ................................      195,841             --
   Restructuring costs .......................................................       60,623             --
   Write-down of impaired investments ........................................        4,000             --
   Changes in operating assets and liabilities:
      Accounts receivable, net ...............................................       52,194        (41,426)
      Prepaids and other current assets ......................................        1,479         (2,025)
      Other assets ...........................................................          187         (1,801)
      Accounts payable .......................................................       (5,388)         2,199
      Accrued compensation ...................................................       (4,179)        18,801
      Other accrued liabilities ..............................................      (22,220)         7,588
      Deferred revenue .......................................................      (26,069)        11,726
                                                                                 ----------    -----------
        Net cash provided by (used in) operating activities ..................      (64,703)        19,476
                                                                                 ----------    -----------

INVESTING ACTIVITIES:
   Purchases of short-term investments .......................................     (149,526)       (98,044)
   Maturity of short-term investments ........................................      138,729         84,320
   Sales of short-term investments ...........................................       67,761             --
   Purchases of long-term investments ........................................       (6,992)        (2,747)
   Maturity of long-term investments .........................................        3,000          2,235
   Purchases of property and equipment .......................................      (12,189)       (32,043)
   Purchases of equity investments ...........................................           --         (5,000)
   Proceeds from sale of equity investments ..................................        1,112             --
   Business combination, net of cash .........................................       (2,103)            --
                                                                                 ----------    -----------
          Net cash provided by (used in) investing activities ................       39,792        (51,279)
                                                                                 ----------    -----------

FINANCING ACTIVITIES:
   Payments received on stockholder notes receivable .........................           22            124
   Payments on notes payable .................................................       (2,298)            --
   Principal payments under capital lease obligations, net of proceeds .......       (1,857)          (562)
   Proceeds from issuance of common stock, net of repurchases ................        7,420         18,794
                                                                                 ----------    -----------
        Net cash provided by financing activities ............................        3,287         18,356
                                                                                 ----------    -----------
   Effect of exchange rate on cash and cash equivalents ......................         (164)          (459)
                                                                                 ----------    -----------
Net decrease in cash and cash equivalents ....................................      (21,788)       (13,906)
Cash and cash equivalents at beginning of period .............................       69,323         43,887
                                                                                 ----------    -----------
Cash and cash equivalents at end of period ...................................   $   47,535    $    29,981
                                                                                 ==========    ===========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              PORTAL SOFTWARE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Significant Accounting Policies:

   Nature of Business and Basis of Presentation

     Portal Software, Inc. or Portal, develops customer management and billing software for communications and content service providers. Portal's real-time, convergent platform enables its customers to rapidly create, deploy and bill for services with flexible business models. Portal's software is licensed by a majority of the world's largest communications providers to deliver voice, data, video and content services across wireless, wireline, cable and satellite networks. Portal markets its products worldwide through a combination of a direct sales force and system integration partners. Customers include Vodafone, AOL Time Warner, Deutsche Telekom, NTT, WorldCom, China Telecom, Reuters, Telstra, Sprint, China Mobile, Telenor Mobil and France Telecom. Substantially all of Portal's license revenues are derived from sales of its Infranet product line.

     The accompanying unaudited condensed consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at October 31, 2001 and the statement of operations for the three and nine months ended October 31, 2001 and 2000 and cash flows for the nine months ended October 31, 2001 and 2000 are not audited. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2001 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal's Annual Report on Form 10-K for the year ended January 31, 2001, filed with the Securities and Exchange Commission on April 23, 2001.

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

     Services revenues are primarily comprised of revenue from systems integration or other consulting fees, maintenance agreements and training. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, license and service revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue related to the software services is recognized as the services are performed and the license revenue is recognized in accordance with the preceding paragraph. Maintenance agreements provide technical support and include the right to unspecified upgrades on an if-and-when-available basis. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which is typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are generally recorded as deferred revenue.

   Concentration of Credit Risk

     Portal sells its software and services to customers consisting mainly of North American, European and Asia-Pacific communication service providers and enhanced service developers. Portal performs ongoing credit evaluations of its customers and does not require collateral. Portal maintains an allowance for potential credit losses.

     One individual customer accounted for more than 10% of total revenues during the three and nine months ended October 31, 2001, respectively. No individual customer accounted for more than 10% of total revenues during the three and nine months ended October 31, 2000.

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

     Portal's export revenue represented 46% and 47% of total revenues in the three and nine months ended October 31, 2001, compared with approximately 43% and 40% in the comparable periods ended October 31, 2000. Nearly all of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe (which is defined by Portal as Europe, Middle East and Africa) and Intercontinental (which is defined by Portal as Asia-Pacific, Japan and Latin America). For the three months ended October 31, 2001 and 2000, European revenues were $8.9 million and $17.3 million and Intercontinental revenues were $5.6 million and $13.4 million. For the nine months ended October 31, 2001 and 2000, European revenues were $36.8 million and $44.6 million and Intercontinental revenues were $20.3 million and $29.3 million.

   Cash and Cash Equivalents

     Portal considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. As of October 31, 2001 and 2000, cash equivalents and short-term investments consist primarily of commercial paper, corporate notes, money market funds and government securities. All short-term investments mature within 24 months.

     Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of FAS 115. Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders' equity. As of October 31, 2001, unrealized gains, for cash equivalents and short-term investments, were $1,124,000 due primarily to the effects of decreasing interest rates on longer-term securities. It is possible that a portion of the unrealized gains will be realized, as many high-yielding corporate notes are being downgraded to a level at or below the minimum requirements of our investment policy. As this happens, these securities will be sold resulting in a realized gain. In addition, as cash is required to fund operations, some securities may need to be sold which will result in realizing gains. Debt and discount securities are adjusted for straight-line amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method and are immaterial for all periods presented.

     The following schedule summarizes the estimated fair value of Portal's cash, cash equivalents and short-term investments (in thousands):

                                                   October 31,    January 31,
                                                     2001           2001
                                                  -----------    -----------
                                                  (unaudited)

     Cash and cash equivalents:
       Cash ...................................     $ 13,311        $ 16,973
       Money market funds .....................       15,239          41,380
       Commercial paper .......................       11,992           9,674
       U.S. Government securities .............        3,999           1,296
       Corporate notes ........................        2,994              --
                                                    --------        --------
                                                    $ 47,535        $ 69,323
                                                    ========        ========

     Short-term investments at October 31, 2001 (in thousands, unaudited):

                                             Amortized     Gross Unrealized
                                                         --------------------
                                               Cost        Gain        Loss      Fair Value
                                             --------    --------    --------    ----------
     Corporate notes ......................  $ 41,162    $  1,044    $     --    $   42,206
     U.S. Government securities ...........    39,959          84          --        40,043
     Commercial paper .....................     1,982          --          (4)        1,978
     Restricted investments ...............    (2,354)         --          --        (2,354)
                                             --------    --------    --------    ----------
                                             $ 80,749    $  1,128    $     (4)   $   81,873
                                             ========    ========    ========    ==========

     Short-term investments at January 31, 2001 (in thousands):

                                             Amortized     Gross Unrealized
                                                         ---------------------
                                               Cost        Gain         Loss     Fair Value
                                             --------    --------    ---------   ----------
     Corporate notes ......................  $ 106,688   $     740   $      --   $  107,428
     U.S. Government securities ...........     31,354          77          --       31,431
     Commercial paper .....................      9,627          --         (13)       9,614
     Restricted investments ...............     (7,198)         --          --       (7,198)
                                             ---------   ---------   ---------   ----------
                                             $ 140,471   $     817   $     (13)  $  141,275
                                             =========   =========   =========   ==========

     The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands):

                                                      October 31,    January 31,
                                                          2001           2001
                                                      -----------    -----------
                                                      (unaudited)

     Due within one year ..........................   $   55,015     $  115,183
     Due within two years .........................       29,212         33,290
     Restricted short-term investments ............       (2,354)        (7,198)
                                                      ----------     ----------
                                                      $   81,873     $  141,275
                                                      ==========     ==========

     As of October 31, 2001 restricted short-term investments of $2,354,000 combined with restricted long-term investments of $15,417,000 represent collateral for five letters of credit and one bank guarantee. The five letters of credit issued in lieu of a cash security deposit are renewable annually and expire on various dates from October 31, 2005 through March 5, 2021. The bank guarantee, issued to secure outstanding bank loans of former shareholders of Solution42, is for $2,237,000 and expires on April 30, 2002. Restricted investments consist of corporate bonds maturing over a period of one to two years.

     At January 31, 2001, short-term restricted investments of $7,198,000 combined with restricted long-term investments of $3,466,000 represented collateral for four letters of credit issued in lieu of security deposits for facility leases and consisted of corporate bonds maturing over a period of one to two years.

     The restricted long-term investments are classified as held-to-maturity and, consequently, unrealized gains and losses are not recorded. As of October 31, 2001 and January 31, 2001, amortized cost approximated fair value.

     Portal also invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $2.0 million, net of a valuation allowance of $0.5 million, as of October 31, 2001 and $6.0 million as of January 31, 2001. The investments are accounted for using the cost method as Portal does not have the ability to exercise significant influence over the operations of these companies and Portal's investment is less than 20% of the outstanding voting shares in each entity. Portal monitors its investments for other than temporary impairment, basing its assessment on a review of the investee's operations and other indicators. Other indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. During the quarter ended July 31, 2001, Portal recorded a write-down of $4.0 million related to other than temporary impairment of these investments.

  Impairment of Long-Lived Assets

Long-lived assets and intangibles, including goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On a regular basis, the estimated future net cash flows associated with the asset are compared to the asset's carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management's best estimates, using appropriate assumptions and projections at the time. During the quarter ended July 31, 2001, Portal recorded a charge of $193.4 million to reflect the impairment of goodwill related to Portal's investment in Solution42. Portal also recorded a charge of $2.5 million during the quarter ended October 31, 2001 to reflect the impairment of purchased developed technology related to Portal's investment in BayGate (see
Note 3).

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

  Net Income (Loss) Per Common Share

     In accordance with FAS 128, basic and diluted net income (loss) per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three and nine months ended October 31, 2001, 1,959,326 and 5,086,944 stock options, respectively, were excluded from the dilutive calculation, as their effect is antidilutive. For the three and nine months ended October 31, 2000, the dilutive calculation includes common equivalent shares.

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data; unaudited):

                                                                                Three months ended         Nine months ended
                                                                                    October 31,               October 31,
                                                                              ----------------------   ------------------------
                                                                                  2001       2000          2001         2000
                                                                              ----------  ----------   ----------    ----------
     Basic:
     Net income (loss) ...................................................    $  (50,063) $    6,989   $ (371,480)   $   15,715
                                                                              ==========  ==========   ==========    ==========

       Weighted-average shares of common stock outstanding ...............       173,175     163,015      172,365       161,600
       Less: Weighted-average shares subject to repurchase ...............          (616)     (3,581)      (1,119)       (4,510)
                                                                              ----------  ----------   ----------    ----------
     Weighted-average shares used in computing basic net income
       (loss) per share ..................................................       172,559     159,434      171,246       157,090
                                                                              ==========  ==========   ==========    ==========
     Basic net income (loss) per share ...................................    $    (0.29) $     0.04   $    (2.17)   $     0.10
                                                                              ==========  ==========   ==========    ==========
     Diluted:
     Net income (loss) ...................................................    $  (50,063) $    6,989   $ (371,480)   $   15,715
                                                                              ==========  ==========   ==========    ==========
        Shares used above ................................................       172,559     159,434      171,246       157,090
        Common equivalent shares .........................................            --      14,272           --        16,352
                                                                              ----------  ----------   ----------    ----------
     Shares used in computing diluted net income (loss) per share ........       172,559     173,706      171,246       173,442
                                                                              ==========  ==========   ==========    ==========
     Diluted net income (loss) per share .................................    $    (0.29) $     0.04   $    (2.17)   $     0.09
                                                                              ==========  ==========   ==========    ==========

    Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in equity of the company that are excluded from net income (loss). Comprehensive income (loss) for the three and nine months ended October 31, 2001 and 2000 is as follows (in thousands; unaudited):

                                                                                Three months ended         Nine months ended
                                                                                    October 31,               October 31,
                                                                              ----------------------   ------------------------
                                                                                  2001       2000          2001         2000
                                                                              ----------  ----------   ----------    ----------
     Net income (loss) ...................................................    $  (50,063) $    6,989   $ (371,480)   $   15,715
     Unrealized gain(loss) on marketable securities ......................           203         389          325           573
     Change in cumulative translation adjustment .........................            43        (257)        (164)         (459)
                                                                              ----------  ----------   ----------    ----------
     Comprehensive income (loss) .........................................    $  (49,817) $    7,121   $ (371,319)   $   15,829
                                                                              ==========  ==========   ==========    ==========

(2) Agreement with Accenture LLP

     On April 12, 1999, Portal entered into a strategic alliance with Accenture LLP ("Accenture") under which Accenture agreed to provide services to Portal and the parties agreed to expand their existing marketing alliance and work closely together to expand their customer service and marketing relationship.

     Under this agreement, Portal agreed to compensate Accenture for its services with a minimum services fee. As a result of this relationship, a prepaid service asset of $6.6 million was recorded related to the development of a specific product and was being amortized on a straight-line basis over the term of the agreement of approximately four and one half years. However, due to the Company's May 2001 restructuring (see Note 4), the further development and sale of this product was cancelled because of a lack of required internal resources. Consequently, the remaining balance of $5.0 million was written-off in the quarter ended July 31, 2001 and was included in the restructuring charges.

(3) Acquisitions

     On May 10, 2001, Portal purchased all of the outstanding stock of privately held BayGate, Inc ("BayGate") for $2.2 million in cash and up to an additional $2.5 million in cash based on achievement of certain revenue and engineering objectives. Portal also assumed the outstanding stock options of BayGate for which an aggregate of 38,958 shares of Portal common stock may be issued. BayGate is a provider of database management software. The acquisition was completed in July 2001 and was accounted for as a purchase. Using the income approach, which estimates the net present value of future earnings and cash flow potential, Portal estimated a total potential value of $6.6 million for purchased developed technology. Based on consideration given at the time of acquisition, the amount allocated to purchased developed technology was $4.1 million. Upon achievement of specified revenue and engineering objectives, the additional consideration would have been allocated to purchased developed technology. The consolidated financial statements include the operating results of BayGate from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Amounts allocated to developed technology were being amortized over its estimated useful life of three years.

     The lack of revenues generated from BayGate products together with the October 2001 reduction of workforce (see Note 4) associated with BayGate's product cancelled the further planned development of BayGate related products due to a lack of required internal resources. Based on these key factors, Portal recorded a charge of $2.5 million during the quarter ended October 31, 2001, to reflect the impairment of purchased developed technology related to Portal's investment in BayGate.

     In November 2000, Portal acquired SOLUTION42 A.G. ("Solution42) and its subsidiaries. At the date of the acquisition, the purchase price was $263.6 million which was represented by the fair value of the stock issued as consideration, direct acquisition costs of $14.8 million and a deferred tax liability of $5.0 million. On a regular basis, Portal evaluates the accrued direct acquisition costs still remaining. During the quarter ended July 31, 2001, Portal recorded a charge of $193.4 million to reflect the impairment of goodwill related to Portal's investment in Solution42. During the quarter ended October 31, 2001, it was determined that there was an excess accrual of $3.5 million. Accordingly, Portal reversed the excess accrual against goodwill.

(4) Restructuring

     In May 2001, Portal announced a plan to reduce its cost structure. The plan was a combination of a reduction in workforce of approximately 300 employees or 20% of the workforce, consolidations of facilities and asset write-offs. These workforce reductions affected all functional areas of Portal and were largely completed in the quarter ended July 31, 2001. As a result of the restructuring plan, Portal incurred a charge of $41.3 million in the quarter ended July 31, 2001. The restructuring charge included approximately $6.9 million of severance related amounts, $20.4 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, and $13.1 million in asset write-offs.

     In October 2001, Portal announced an additional restructuring plan to further reduce its cost structure in response to the continued global deferral of capital expenditures by telecommunications companies as well as the general downturn in the economy. The restructuring plan included a reduction in workforce of approximately 320 employees, or 28% of the workforce, which affected all functional areas of Portal and will be completed by the quarter ended January 31, 2002. The plan also includes further consolidations of facilities and asset write-offs. Portal incurred a charge of $19.3 million in the quarter ended October 31, 2001 as a result of the additional restructuring plan. The restructuring charge included approximately $8.3 million of severance related amounts, $8.2 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, and $2.7 million in asset write-offs.

     As of October 31, 2001, the remaining restructuring expense reserves were $36.9 million. A summary of restructuring activities along with the respective remaining reserves follows:

        (Unaudited; in thousands)     Restructuring Charges
                                   ----------------------------                          Balance
                                     July 31,       October 31,                        October 31,
                                       2001             2001           Utilized            2001
                                   ------------     -----------     --------------     -----------
        Severance .............    $      6,893     $     8,251     $       (6,887)    $     8,257
        Facilities ............          20,352           7,776             (3,574)         24,554
        Asset write-offs ......          13,084           2,669            (12,930)          2,823
        Other .................             963             635               (382)          1,216
                                   ------------     -----------     --------------     -----------
                                   $     41,292     $    19,331     $      (23,773)    $    36,850
                                   ============     ===========     ==============     ===========

(5)   Stock Option Exchange Program

     In July 2001, a stock option exchange program was initiated. Under this program, all employees (including executive officers) were given the opportunity to cancel one or more outstanding stock options previously granted to them, at an exercise price of $5.00 or more, in exchange for one or more new stock options to be granted at least six months and one day from the date the old options are cancelled, provided the individual is still employed on such date. In addition, each employee who chose to exchange any options was also required to exchange all options granted on or after February 4, 2001. The cancellation date for the program was August 4, 2001. Each new option will be exercisable for 75% of the number of shares subject to the old options and the exercise price of the new options will be the fair market value of Portal common stock on the date of grant. The new options will preserve the vesting schedule and the vesting commencement date of the old options except that the number of shares vested and total number of shares exercisable under the new options will be 75% of the old options. On August 5, 2001, Portal accepted for cancellation and exchange options to purchase a total of 5.0 million shares of common stock. We currently expect that new stock options to purchase 3.3 million shares will be issued on or shortly after February 6, 2002 pursuant to the terms of the option exchange program.

(6)   Income Taxes

     During the three and nine months ended October 31, 2001, we recognized tax expense of $0.7 million and $3.2 million primarily as a result of foreign withholding taxes on revenue and tax on earnings generated from our foreign operations. Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. Based on the weight of available evidence, Portal has provided a valuation allowance against certain deferred tax assets. Portal will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

(7)   Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS 141 "Business Combinations" ("FAS 141") and FAS 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires the purchase method of accounting for all business combinations and specifies criteria required to recognize and report intangible assets separate from goodwill. FAS 141 is effective for all business combinations accounted for using the purchase method that are completed after June 30, 2001 and for all business combinations initiated after June 30, 2001. The adoption of FAS 141 did not have a significant impact on our financial statements.

     FAS 142 requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment, at least annually, instead of being amortized. Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives. Adoption of FAS 142 in its entirety is required for fiscal years beginning after

December 15, 2001. Transitional provisions also require that upon adoption of FAS 142 in its entirety, intangible assets acquired in business combinations, accounted for using the purchase method and completed prior to July 1, 2001, must be classified using the criteria outlined in FAS 141. The adoption of FAS 142, in its entirety, will not have a significant impact on our financial statements.

     In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144) which supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). FAS 144 also supersedes certain aspects of the Accounting Principles Board Opinion Number 30 (APB 30), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as related to the reporting of the effects of a disposal of a segment of a business. FAS 144 will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, more dispositions may qualify as discontinued operations. Adoption of FAS 144 is required for fiscal years beginning after December 15, 2001. We have not yet determined the effect FAS 144 will have on our financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

         Portal develops customer management and billing software for communications and content service providers. Portal's real-time, convergent platform enables its customers to rapidly create, deploy and bill for services with flexible business models. Portal's software is licensed by a majority of the world's largest communications providers to deliver voice, data, video and content services across wireless, wireline, cable and satellite networks. Customers include Vodafone, AOL Time Warner, Deutsche Telekom, NTT, WorldCom, China Telecom, Reuters, Telstra, Sprint, China Mobile, Telenor Mobil and France Telecom.

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

                              RESULTS OF OPERATIONS

                                    REVENUES

                                             Three Months                      Nine Months
                                           Ended October 31,                 Ended October 31,
                                           -----------------   Percent       -----------------  Percent
  (in millions; unaudited)                  2001       2000     Change        2001      2000     Change
                                           ------     ------   --------      ------    ------   --------
      License fees .....................   $ 10.0     $ 46.7        (79)%    $ 54.5    $126.3        (57)%
        Percentage of total revenues ...       31%        65%                    45%       67%
      Services .........................     21.8       25.3        (14)%      66.6      60.9         (9)%
        Percentage of total revenues ...       69%        35%                    55%       33%
                                           ------     ------                 ------    ------
      Total revenues ...................   $ 31.8     $ 72.0        (56)%    $121.1    $187.2        (35)%
                                           ======     ======                 ======    ======

      Total revenues decreased significantly in the three and nine months ended October 31, 2001 compared to the comparable periods of the prior year due primarily to a decrease in license fees. License fee revenues decreased in absolute amounts and as a percentage of total revenues in the three and nine months ended October 31, 2001 compared to the three and nine months ended October 31, 2000 as a result of a continued general economic slowdown affecting the primary markets for our products and services. One individual customer, America Online, Inc., accounted for more than 10% of total revenues during the three and nine months ended October 31, 2001, respectively. No individual customer accounted for more than 10% of total revenues during the three and nine months ended October 31, 2000.

      Service revenues for the three months ended October 31, 2001 decreased due to less consulting services as a result of fewer new customer implementations. Services revenue for the nine months ended October 31, 2001 increased, in part, from the increase in support and maintenance service fees related to Portal's customer base, both in terms of new directly supported sites and additional users at existing sites, and the renewal of maintenance contracts.

                                              Three Months                     Nine Months
                                            Ended October 31,    Percent     Ended October 31,      Percent
                                          --------------------             --------------------
 (in millions; unaudited)                   2001        2000     Change      2001        2000       Change
                                          --------    --------   ------    --------    --------     -------
 Geographical Revenues:
   North America .......................  $   17.3    $   41.3      (58)%  $   64.0    $  113.3       (44)%
        Percentage of total revenues....        54%         57%                  53%         60%
   International
     Europe.............................       8.9        17.3      (49)%      36.8        44.6       (17)%
       Percentage of total revenues.....        28%         24%                  30%         24%
     Intercontinental...................       5.6        13.4      (58)%      20.3        29.3       (31)%
       Percentage of total revenues.....        17%         19%                  17%         16%
                                          --------    --------             --------    --------
     Total international................      14.5        30.7      (53)%      57.1        73.9       (23)%
        Percentage of total revenues....        46%         43%                  47%         40%
                                          --------    --------             --------    --------
 Total revenues.........................  $   31.8    $   72.0      (56)%  $  121.1    $  187.2       (35)%
                                          ========    ========             ========    ========

     North American revenues, which are defined by us as revenues from the United States and Canada, decreased primarily due to a continued global deferral of capital expenditures by telecommunications companies as well as a general economic slowdown. These are primarily the factors which have also adversely affected our international sales, although to a lesser degree than in North America.

                                    EXPENSES

                                           Three Months Ended                  Nine Months
(in millions; unaudited)                       October 31,      Percent      Ended October 31,      Percent
                                          --------------------             --------------------
                                            2001        2000     Change       2001       2000       Change
                                          --------    --------   ------    --------    --------     ------
Cost of license fees ...................  $    0.6     $   2.0      (70)%  $    1.3    $    3.2       (59)
   Percentage of total revenues .......          2%          3%                   1%          2%

Cost of services .......................      13.8        15.8      (13)%      50.4        38.1        32
   Percentage of total revenues ........        44%         22%                  42%         20%

Amortization of purchased developed
technology .............................       1.3          --      100%        3.4         --        100%
   Percentage of total revenues ........         4%         --                    3%        --


Research and development ...............      14.3        14.7       (3)%      46.6        39.8        17%
   Percentage of total revenues ........        45%         20%                  39%         21%


Sales and marketing ....................      18.4        26.3      (30)%      68.7        72.1        (5)%
   Percentage of total revenues ........        58%         37%                  57%         38%

General and administrative .............      12.2         7.6       61%       32.4        22.2        46%
   Percentage of total revenues ........        38%         11%                  27%         12%

   Cost of License Fees

     Cost of license fees consists of resellers' commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Infranet. The decrease in cost of license fees is due to the decrease in revenue generated from our base of systems integrator partners. Gross margin for license fees are 94% or more for all periods as our product was delivered electronically over the Internet and we essentially did not incur any shipping or packaging costs.

   Cost of Services

     Cost of services primarily consists of maintenance, consulting and training expenses. The increase in cost of services for the nine months ended October 31, 2001 is primarily due to an increase in the number of consulting and technical support personnel to support the actual and previously anticipated expansion of our installed base of customers and new implementations. The decrease in cost of services for the three months ended October 31, 2001 is primarily due to a reduction in our services workforce as a result of a reduced number of professional consulting projects. Gross margin for services was approximately 37% and 24% for the three and nine months ended October 31, 2001, respectively, compared to approximately 38% and 37% in the comparable periods ended October 31, 2000. The decrease in gross margin for services for the nine months ended October 31, 2001 was due primarily to reduced utilization of professional services personnel as a result of the decrease in new implementation projects.

   Amortization of Purchased Developed Technology

     In fiscal year 2001, we recorded an asset of $13.8 million for purchased developed technology as a result of acquiring Solution42. The value was determined, with the assistance of independent third-party appraisers, by using the income approach which estimates the present value of cash flows from developed technology as based on management and industry assumptions and market data. This purchased developed technology is being amortized, on a straight-line basis, over its estimated useful life of four years. As a result of acquiring BayGate in May 2001, we recorded an additional asset of $4.1 million for purchased developed technology which was being amortized over its estimated useful life of three years. In October 2001, Portal recorded a charge of $2.5 million to reflect the impairment of purchased developed technology related to Portal's investment in BayGate. Future amortization expense is currently estimated to be $4.2 million in fiscal year 2002, $3.5 million in fiscal year 2003, $3.5 million in fiscal year 2004 and $2.6 million in fiscal year 2005.

   Research and Development Expenses

     Research and development expenses consist primarily of personnel and related costs for our development and technical support efforts. The increase for the nine months ended October 31, 2001 was primarily due to an increase in the number of research and development personnel to support both expanded functionality of our products and increases in Portal's quality assurance, technical support and technical publications operations. The decrease for the three months ended October 31, 2001 is primarily due to a reduction in Portal's workforce as a result of cost reduction programs. Portal has not capitalized any software development costs to date.

   Sales and Marketing Expenses

     Sales and marketing expenses consist of personnel and related costs for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new and maintenance of existing strategic partnerships. The decrease in the three and nine months ended October 31, 2001 over the comparable periods of the prior year was primarily due to a decrease in commissions expense as a result of the decline in license revenues in the same period. To a lesser degree, the decrease in the three months ended October 31, 2001 is also attributable to a reduction in workforce.

   General and Administrative Expenses

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal and human resources as well as facilities and information system expenses not allocated to other departments. The increase for the three and nine months ended October 31, 2001 was primarily due to an increase in bad debt reserves and depreciation of equipment.

   Amortization of Deferred Stock Compensation

     We recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999 in connection with stock options and restricted stock issued in and prior to 1999 and $0.2 million, in the quarter ended July 31, 2001 in connection with the acquisition of BayGate. The deferred stock compensation reflects the difference between the exercise prices of options granted to acquire certain shares of common stock and the deemed fair value for financial reporting purposes of Portal's common stock on their respective grant dates. The deferred stock compensation relates to options awarded to individuals in all operating expense categories. Total deferred compensation at October 31, 2001 of approximately $1.1 million is being amortized over the vesting periods of the options on a graded vesting method. Amortization of deferred compensation is estimated to be $2.0 million in fiscal year 2002 and $0.8 million in fiscal year 2003.

   Amortization of Goodwill

     Goodwill, as related to the acquisition of Solution42, accounted for approximately 1% of stockholders' equity as of October 31, 2001. Under Statement of Financial Accounting Standards No. 142 (FAS 142), goodwill will continue to be amortized through the end of fiscal 2002. Beginning with February 1, 2002, goodwill will no longer be amortized. Instead, goodwill will be tested for impairment at least annually. Assuming we do not experience any further impairment of the value of goodwill (see "Reduction in Goodwill Due to Impairment") that would require an impairment adjustment, amortization expense is expected to be $31.1 million for fiscal 2002.

   Reduction in Intangibles Due to Impairment

     Long-lived assets and intangibles, including goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On a regular basis, the estimated future net cash flows associated with the asset are compared to the asset's carrying amount to determine if impairment has occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management's best estimates, using appropriate assumptions and projections at the time. During the quarter ended July 31, 2001, Portal recorded a charge of $193.4 million to reflect the impairment of goodwill related to Portal's investment in Solution42. During the quarter ended October 31, 2001, Portal further reduced goodwill by $3.5 million due to the reversal of excess accrued direct acquisition costs.

      The lack of revenues generated from BayGate products together with the October 2001 reduction of workforce associated with BayGate's product cancelled the further planned development of BayGate related products due to a lack of required internal resources. Based on these key factors, Portal recorded a charge of $2.5 million during the quarter ended October 31, 2001, to reflect the impairment of purchased developed technology related to Portal's investment in BayGate.

   Restructuring Costs

     In May 2001 and October 2001, we announced plans to reduce our cost structure as a result of a change in market conditions. The plan was a combination of a reduction in the workforce, consolidations of facilities and asset write-offs. The workforce reductions affected all functional areas of Portal. As a result of the restructuring plan, we incurred charges of $41.3 million and $19.3 million, in the quarters ended July 31, 2001 and October 31, 2001, respectively. By implementing these restructuring plans, we expect to reduce our expense structure. We plan to continue to make changes in our business and strategy to address changes in our target markets and the overall economy and to implement additional cost reduction and efficiency programs as market conditions warrant. Such changes are likely to result in further restructuring charges in the future.

   Write-down of Impaired Investments

     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $2.0 million, net of a valuation allowance of $0.5 million, as of October 31, 2001 and $6.0 million as of January 31, 2001. The investments are accounted for using the cost method as we do not have the ability to exercise significant influence over the operations of these companies and our investment is less than 20% of the outstanding voting shares in each entity. We monitor our investments for other than temporary impairment, basing our assessment on a review of the investee's operations and other indicators. Other indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing, and prospects for liquidity of the related securities. During the quarter ended July 31, 2001, we recorded a write-down of $4.0 million related to other than temporary impairment of investments in privately held companies.

   Provision for Income Taxes

     Our taxes totaled $0.7 million and $3.2 million in the three and nine months ended October 31, 2001, primarily as a result of foreign withholding taxes on revenue and tax on earnings generated from our foreign operations. Although the Company recorded net losses of $50.1 million and $371.5 million for the three and nine months ended October 31, 2001, the foreign operations were profitable for tax purposes primarily due to the intercompany charge back arrangements necessary under the local tax laws.

                         Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments (including restricted short-term investments) totaled $131.8 million at October 31, 2001, compared to a balance of $217.8 million at January 31, 2001.

     We used cash totaling $64.7 million in operations in the nine months ended October 31, 2001, an increase of $84.2 million over the $19.5 million generated in the nine months ended October 31, 2000. Net cash used in operations in the nine months ended October 31, 2001 was primarily comprised of net losses adjusted for non-cash expenses, a decrease in other accrued liabilities of $22.2 million, a decrease in accounts payable of $5.4 million and a decrease in deferred revenue of $26.1 million. These decreases were offset by a decrease in net accounts receivable of $52.2 million.

     Adjustments made for non-cash expenses, such as depreciation, amortization, amortization of deferred stock compensation, purchased developed technology and goodwill, reduction in intangibles due to impairment, restructuring and write-down of impaired investments amounted to $310.8 million for the nine months ended October 31, 2001. The total cash outlay for both restructuring plans is estimated to be $46.7 million which consists of severance related costs as well as lease liabilities related to the consolidation of facilities. Of the $46.7 million, lease payments for impacted facilities, net of expected sublease income, are expected to be $28.1 million over the next five years.

     Net cash provided by investing activities was $39.8 million for the nine months ended October 31, 2001, an increase of $91.1 million from the $51.3 million used in the nine months ended October 31, 2000. Net cash provided by investing activities in the nine months ended October 31, 2001 was primarily comprised of the maturities and sales of short-term investments, net of purchases. We have also continued to make significant investments in equipment. During the nine months ended October 31, 2001, we purchased computer equipment and software, made leasehold improvements and purchased other capital equipment amounting to approximately $12.2 million, primarily to support our ongoing operations and information systems.

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

     During the nine months ended October 31, 2001 and 2000, we raised an additional $7.4 million and $18.8 million from sales of common stock issued from our employee stock purchase plans and upon the exercise of stock options by employees, net of repurchases.

     In November 2000, we acquired Solution42. The liabilities assumed as part of the acquisition included short-term and long-term notes payable. In May 2001, the short-term notes payable, which were comprised of two short-term notes each bearing interest at 6% per annum and were unsecured, were paid off. The long-term notes payable are four mortgages for two facilities located in Germany. Two of the mortgages accrue interest at 4.45% per annum. Principal and interest are due in December 2010 and June 2011 on these two mortgages. As of October 31, 2001, the balances due on these loans were $0.6 million each. The other two mortgages accrue interest at 5.10% and 4.88% per annum. Principal and interest payments are made on a monthly basis. These two mortgages are due in October 2015 and November 2024. As of October 31, 2001, the balances due were $0.3 million and $0.2 million, respectively.

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

IT IS DIFFICULT TO PREDICT OUR BUSINESS BECAUSE WE HAVE A LIMITED HISTORY OPERATING AS A PROVIDER OF CUSTOMER MANAGEMENT AND BILLING SOFTWARE

     Our results of operations for the three and nine months ended October 31, 2001 contained in this report are not necessarily indicative of results for fiscal year ending January 31, 2002 or any other future period. Moreover, we have a relatively brief operating history as a provider of customer management and billing software and had no meaningful license revenue until 1996. Therefore, we will experience the risks and difficulties frequently encountered by companies in new and rapidly evolving markets, including those discussed in this report. Our business strategy may not prove successful, and we may not successfully address these risks.

WE CANNOT BE CERTAIN THAT WE WILL BE PROFITABLE

     In order to be profitable, we must increase our revenues or reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues for profitability in any future period. We incurred net losses of approximately $371.5 million for the nine months ended October 31, 2001, $2.3 million for fiscal year 2001, $7.6 million for fiscal year 2000 and $17.4 million for fiscal year 1999. Excluding acquisition-related costs, we had an operating profit in fiscal year 2001. We expect to experience a net loss for fiscal year 2002. We recorded a substantial restructuring charge in the second and third quarters of fiscal year 2002 in connection with a reduction in force and other expense reduction efforts initiated during that quarter. We expect to record additional restructuring charges in the fourth quarter of the fiscal year. We expect that our revenues in the fourth quarter of fiscal year 2002 will be lower than our revenues in the fourth quarter of fiscal year 2001.

     Our projected expenses for the fourth quarter are targeted to exceed the amount of our anticipated fourth quarter revenues. As a result, we will need to generate increased revenues from sales of our products or reduce expenses to achieve profitability. The continued global deferral of capital expenditures by telecommunications companies as well as the general economic slowdown has adversely affected our revenues and will make it difficult to increase revenues until spending in our target markets increases. We also expect that we will face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition which would lower our gross margins and our profitability. Another factor that will lower our gross margins is any increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins. We have also undertaken a number of cost reduction efforts. Failure to achieve the desired reductions will further reduce profitability. We cannot be certain that we will again achieve operating or net profitability on a quarterly or annual basis.

OUR REVENUES WILL BE ADVERSELY AFFECTED AS A RESULT OF ECONOMIC CONDITIONS AND STOCK MARKET VALUATIONS AFFECTING OUR TARGET MARKETS

     We primarily market our products and services to providers of communication and content services. The substantial decline in the market value of "dot-com" and other technology companies in the past year has made it more difficult for emerging communication and electronic content companies to obtain financing for their operations. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Emerging growth and established communications and content companies have continued to reduce or defer their purchases of software and related products, and the introduction of many new communication services has been delayed or cancelled. Any general decrease by our customers and potential customers in their rate of software and network investments results in a significant decrease in our revenues and operating income. These trends in technology and software spending dramatically hurt our business in the first half of fiscal year 2002 and will seriously harm our business until conditions improve.

     The current economic and capital spending downturn affecting our markets has made it increasingly difficult for us to collect accounts receivable and increased the time required to collect them. A number of customers have ceased to operate or havebecome insolvent. Failure to collect accounts receivable in a timely manner has in the past and may continue to result in increased write-offs, higher reserves and lower cash reserves that would adversely affect our financial results and available cash resources.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS AND WE MAY FAIL TO MEET EXPECTATIONS

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. For example, we achieved profitability of the first three quarters of fiscal year 2001 and reported net losses in the last four quarters. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. For example, our stock decreased significantly after the release of our financial results for the quarters ended October 31, 2000 and April 30, 2001. Factors that could cause quarterly fluctuations include:

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

     We have difficulty predicting the volume and timing of orders for new license transations. In any given quarter, our sales have involved, and we expect will continue to involve, large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even a small number of licenses of Infranet would reduce our revenues, which would adversely affect our quarterly financial performance. Also, we have often booked a large amount of our sales in the last month of the quarter and often in the last week of that month. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall substantially short of anticipated levels.

     We have recorded as deferred revenue the fees from contracts that do not meet our revenue recognition policy requirements. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts that we enter into may not result in revenue in the quarter in which the contract was signed and we may not be able to predict accurately when revenues from these contracts will be recognized.

     We determine our operating expenses largely on the basis of anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results from quarter-to-quarter and could result in substantial operating losses.

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

OUR BUSINESS DEPENDS ON THE COMMERCIAL ACCEPTANCE OF OUR PRODUCTS AND IT IS UNCERTAIN TO WHAT EXTENT THE MARKET WILL ACCEPT THEM

     Our future growth depends on the commercial success of our Infranet family of products. Substantially all of our license fees revenue is derived from our Infranet product family. Our business will be harmed if our target customers do not adopt and purchase Infranet. Prospective customers may base their purchasing decisions based on a vendor's ability to support their customer management and billing needs for both their new services and their other existing service offerings, such as fixed wire or mobile voice telephony or cable television. For example, in the wireless communication area, many providers are currently conducting or planning trials to select the customer management and billing and other technologies to be used in their next generation wireless communication networks that will support both voice and data communications. Our ability to address these current and future service requirements with our current version of Infranet and planned future enhancements may affect the market acceptance of Infranet by prospective customers who desire an integrated customer management and billing solution for their different services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced versions of our products. We are not certain that our target customers will widely adopt and deploy Infranet as their customer management and billing solution. In the future we may not be successful in marketing Infranet or any new or enhanced products or services. Our future revenues will also depend on our customers licensing software for additional applications or for additional subscribers. Their failure to do so could harm our business.

     Our customers deploy Infranet across a variety of computer hardware platforms and integrate it with a number of legacy systems, third-party software applications and programming tools. Customers frequently use professional services from Portal, third party system integrators or their own internal information technology organizations, or a combination thereof. Our ability to generate and increase or professional services revenues will depend in large part on the number of new license transactions and on our ability to gain a significant portion of the services associated with the implementation of Infranet-related projects. . We are not certain that our target customers will widely adopt and use our professional services. In the future we may not be successful in marketing our services our failure to do so could harm our business.

     The revenues we derive from our services business have a significantly lower margin than revenues derived from licensing Infranet. Accordingly, the mix of license revenues and service revenues in any period will affect our operating margins for that period. Failure to meet analyst expectations for operating margins and profitability could cause a decrease in the market value of our common stock.

OUR QUARTERLY REVENUE IS GENERATED FROM A LIMITED NUMBER OF CUSTOMERS AND OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER

     A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, one customer accounted for more than 10% of total revenue during the quarters ended January 31, 2001, April 30, 2001 and October 31, 2001 and two customers accounted for more than 10% of revenue during the quarter ended July 31, 2001. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. Our total revenues could also be adversely affected if revenues from a significant customer in one period are not replaced with revenues from that customer or other customers in subsequent periods. The communication industries we have targeted are consolidating, which could reduce the number of potential customers available to us. In addition, several large telecommunications companies have announced decreases in their anticipated capital spending, which could have the effect of reducing future orders of our products.

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

OUR BUSINESS WILL SUFFER DRAMATICALLY IF WE FAIL TO SUCCESSFULLY PLAN AND MANAGE CHANGES IN THE SIZE OF OUR OPERATIONS

     Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We have experienced rapid changes in our number of employees in recent years. On April 30, 2001, we had 1,478 employees, compared to a total of 634 employees on January 31, 2000. In May 2001 and October 2001, we initiated reductions in our workforce that are intended to reduce the number of employees to approximately 800 employees. These changes have placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources and on our internal training capabilities. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our work force worldwide. We expect that we will have to change our facilities in certain locations, and we may face difficulties and significant expenses identifying and moving into suitable office space and subleasing or assigning any surplus space. Our business will suffer dramatically if we fail to effectively manage changes in the size and scope of our operations.

WE MUST HIRE AND RETAIN QUALIFIED SALES PERSONNEL TO SELL OUR PRODUCTS

     Our financial success and our ability to increase revenues in the future depend considerably upon the productivity of our direct sales force that has historically generated a majority of our license revenues. This productivity will depend to a large degree on our success in recruiting, training and retaining qualified direct salespeople. There is strong competition for direct sales personnel with the skills and expertise necessary to sell our products. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than we anticipate.

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

OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MUCH MORE SUSCEPTIBLE TO RISKS FROM INTERNATIONAL OPERATIONS

     For the quarters ended October 31, 2001 and 2000, we derived approximately 46% and 43% of our revenue, respectively, from sales outside North America. As a result, we face risks from doing business on an international basis, including, among others:

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

     Further, nearly all of our international revenues are currently denominated in U.S. dollars. Therefore, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets or collection of receivables more difficult. Because our foreign denominated revenues have been minimal, we do not currently engage in currency hedging activities. Commencing in fiscal year 2003, we plan to denominate a larger number of international transactions in euros and certain other currencies (see also "Impact of Foreign Currency Rate Changes" in Item 3 below).

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


THE MARKETS IN WHICH WE SELL OUR PRODUCT ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

     We compete in markets that are intensely competitive and rapidly changing. We face competition from providers of customer management and billing software, such as Amdocs, the Kenan Systems division of Lucent, Convergys (which acquired Geneva) and Digiquant. We also compete with systems integrators and with internal information technology departments of larger communications providers. We are aware of numerous other major ISPs, software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with us. We anticipate continued growth and competition in the communications and content service provider industries and the entrance of new competitors into the customer management and billing software market, and that the market for our products and services will remain intensely competitive. We expect that competition will increase in the near term and that our primary long-term competitors may have not yet entered the market. Many of our current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than we do.

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

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF COMMUNICATION AND CONTENT SERVICES

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

     It is possible that state and federal regulators could adopt laws and regulations that may impose additional burdens on those companies providing communications and content services. The growth and development of the market for Internet-based services may prompt calls for more stringent consumer protection laws or for imposition of additional taxes. The adoption of any additional laws or regulations affecting communication services and the Internet may slow their adoption or impose additional burdens on those companies providing such services. A decline in the growth of next generation communication services could decrease demand for our products and services and increase our cost of doing business, or otherwise harm our business.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL

     Despite overall reductions in our total headcount, we will continue to hire additional sales, support, marketing, administrative and research and development personnel in fiscal year 2002 and beyond. Competition for these individuals is intense and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot succeed if we cannot attract qualified personnel. Hiring personnel has been very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet and other communication networks and services. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel in general.

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

     Purchase accounting treatment of the acquisition of Solution42 in November 2000 resulted in a large initial write-off and will result in additional amortization over the next several years, which could have a material and adverse effect on our operating results and the market price of our common stock. Under purchase accounting, we have recorded the following as an asset on our balance sheet:

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND WILL BE VOLATILE

     The trading price of our common stock has fluctuated significantly in the past and will fluctuate in the future. For example the price of our common stock through October 31, 2001 has fluctuated between $83.93 and $0.76 per share. Future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

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

     The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for Portals' investment portfolios as of October 31, 2001. This table does not include cash because cash is not subject to market risk. It also does not include long-term investments as they are held to maturity. Therefore, near-term changes in market rates will not result in losses. (In thousands, except weighted average yields):

                                     Maturing    Maturing
                                     Within 1    Within 2
                                       Year        Years      Thereafter     Total
                                    ---------    --------     ----------    --------
     Cash Equivalents ............  $ 34,224     $     --     $       --    $ 34,224
       Weighted Average Yield ....      2.61%          --             --        2.61%
     Investments .................    55,015       29,212             --      84,227
       Weighted Average Yield ....      3.88%        3.79%            --        3.85%
                                    --------     --------     ----------    --------
     Total Portfolio .............  $ 89,239     $ 29,212     $       --    $118,451
                                    ========     ========     ==========    ========
       Weighted Average Yield ....      3.39%        3.79%            --        3.49%


Impact of Foreign Currency Rate Changes

     During fiscal year 2001, most local currencies of our international subsidiaries weakened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. Portal believes that its exposure to currency exchange fluctuation risk has been insignificant primarily due to the denomination of most of our sales transactions in U.S. dollars. For the quarter ended October 31, 2001, there was an immaterial currency exchange impact from our intercompany transactions. As of October 31, 2001, we did not engage in foreign currency hedging activities.

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

November 29, 2001                   PORTAL SOFTWARE, INC.


                                    By /s/ HOWARD A. BAIN III
                                       ------------------------------
                                       Howard A. Bain III
                                       Chief Financial Officer
                                       (On behalf of the Registrant and as the
                                       Principal Financial Officer)

                                    By /s/ BRET L. ENGLAND
                                       ------------------------------
                                       Bret L. England
                                       Vice President of Finance
                                       (Principal Accounting Officer)