Form 10-K
period 2002-01-31
PORTAL SOFTWARE INC
filed 2002-03-25
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-25829

PORTAL SOFTWARE, INC.
(Exact name of registrant as Specified in its Charter)

Delaware	77-0369737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10200 South De Anza Boulevard, Cupertino, California 95014
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (408) 572-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 2002 as reported on the NASDAQ National Market System, was approximately $187,050,896. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 2002, Registrant had outstanding 175,713,651 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 18, 2002 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PORTAL SOFTWARE, INC.

FORM 10-K

FISCAL YEAR 2001

PART I
ITEM 1.     BUSINESS

General Information

This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates, projections, beliefs and assumptions about our industry, our company, our business and prospects. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risks Associated With Portal’s Business and Future Operating Results”; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

References in this document to “Portal,” “we,” “our” and “us” refer to Portal Software, Inc., a Delaware corporation, its predecessors and each of its subsidiaries. Portal, Infranet, Infranet Interconnect, Content Connector, the Portal logo, Infranet IPT, Infranet Cable and Real Time-No Limits are trademarks of Portal. Each trademark, trade name or service mark of any other company appearing in this report belongs to its holder.

Business Overview

Portal develops, markets and supports customer management and billing product-based solutions for communications and content service providers. Our products and services are used by communications providers to support voice, data, video and content services across wireless, wireline, cable and satellite networks. Our real time, convergent Infranet® platform enables our customers to rapidly define, deploy and bill for services with flexible business models. Infranet enables the real time provisioning and reporting of services, including such functions as account creation, user authentication and authorization, activity tracking, pricing and rating, billing and customer service, including self-service, all on a scale of up to millions of users. Service offerings supported by Infranet include wireless services; cable and satellite services; broadband and Internet services, such as DSL; and next generation services, such as unified messaging, gaming and electronic content delivery. Infranet is the foundation for our comprehensive software and services offerings. It is a standard software platform built on an open architecture that can be easily integrated with other business system components. While Infranet is designed to meet the needs of the next generation communications markets and services, it can be enhanced with a full suite of prebuilt modules for specific industry segments, including wireless, wireline, cable, ISP and Internet telephony. Portal believes that this product-based solution provides customers with superior total cost of ownership. Our customers range from emerging small companies offering an innovative service to a small number of subscribers to large telecommunications carriers with millions of subscribers. A majority of the world’s 70 largest communications providers have licensed Infranet, including Vodafone, AOL Time Warner, Deutsche Telekom, NTT, WorldCom, China Telecom, Reuters, Telstra, Sprint, China Mobile, Telenor Mobil and France Telecom.

Industry Background

The communications industry is dramatically changing due to rapid advancements in Internet, broadband and wireless technologies and an increasingly competitive and uncertain business environment. Wireless devices transmit voice and text messages between users around the globe. Satellite networks broadcast television and Internet access to previously unreachable geographies. Broadband providers deliver videoconferencing to enterprises wanting to keep key personnel close to home. Today, voice, data, commerce and content are flowing simultaneously over multiple networks, giving users access to the most relevant information and entertainment on the most appropriate device. As many mobile voice, cable television and Internet access services become more mature or commoditized, the providers of these services are focusing on developing premium and value added services in order to increase revenue from their customers. To differentiate themselves and create new revenue opportunities, service providers are experimenting with a multitude of new services, price plans and business models. To do this quickly and efficiently, they need a fully convergent business system, such as Infranet, that is easy to modify and maintain, is technology independent and can scale to support millions of customers. Furthermore, service providers must increasingly seek to reduce their operating expenses, including the costs of implementing and operating their systems and services.

The traditional customer management and billing (“CM&B”) systems of communications companies were typically designed to service one particular type and size of service provider—such as a large, traditional national or regional carrier, or a small competitive cellular telephone provider—and to interface with and process data from the specific equipment and technologies used in a single network or for a particular service, such as circuit switched wireline telephone, cellular telephones or cable television networks. These traditional CM&B solutions can generally be characterized as (1) inflexible, (2) capable only of periodic or “batch-oriented” processing, (3) proprietary, (4) centralized and (5) difficult to evolve to meet the complex requirements of providers of new wireless and Internet-based services. As a result, such CM&B solutions are often not able to address one of the most fundamental requirements facing providers of communication and content services: minimizing the time to market for new products and services. Moreover, because such traditional systems have generally been highly customized, changes to increase the functionality or features of the system or to introduce new services typically require extensive professional consulting services, resulting in ongoing expenses and a high total cost of ownership.

The Portal Software Strategy

Our strategy is to establish ourselves as the business platform of choice for communication and content service providers. Key elements of this strategy are:

Modular, Extensible Software Platform.    Portal has focused on the development of a modular, off-the-shelf software platform that can address the rapidly changing, highly flexible and complex requirements of evolving communications networks and service offerings and that can provide a superior total cost of ownership. Our extensible platform provides a framework for integration with a wide variety of other business systems and a foundation for the development of market-specific solutions. Although there are unique aspects to every service, most share the same underlying business infrastructure requirements, such as transactional security, financial security and ability to be rapidly deployed. Rather than provide a highly customized solution to every customer, our platform strategy enables Portal to provide every customer with the same basic product, which, in contrast to customized “one off” solutions, creates a future support and upgrade path to all its customers. Moreover, this approach enables Portal to translate its experience across a wide variety of markets and leverage its research and development efforts into improvements to the platform that can in turn benefit a broad range of our existing and potential customers. To meet the unique requirements of specific markets and industries, our platform has been designed to enable Portal and its partners to develop specific solutions that integrate with the core platform to address those unique and evolving requirements. For example, there are modules for our Infranet platform specifically designed for providers of wireless data services, Internet telephony and cable broadband, to name a few. Portal believes that this approach facilitates the rapid development of unique solutions to address new services without the need for Portal, its system integration partners or customers to build an entirely new infrastructure to support each service.

Leverage Partnerships and Alliances with Systems Integrators and with Platform, Software and Network Equipment Providers.    Portal has established a series of partnerships and alliances with systems integrators, such as Accenture, Cap Gemini Ernst & Young, KPMG and PricewaterhouseCoopers, and hardware platform, software and services providers, such as Cisco, Hewlett-Packard, IBM, Microsoft, Siebel and Sun Microsystems,

and has established OEM relationships with Logica, Nokia and others. Portal works with “best of breed” partners to associate Infranet with market-leading technologies and products. Through this network of partners, Portal can offer customers a large set of complete market-specific solutions using third-party components and technology that perform complementary functions such as taxation or payment processing. In addition, more than 2,500 system integrator professionals have been trained to implement Infranet and integrate Infranet with customers’ existing legacy systems. These partners and alliances also provide a global extension of Portal’s direct sales force and are a significant source of leads and referrals.

Grow with Customers and the Markets.    While initial sales to customers are often significant, Portal’s strategy is to maximize its available opportunities for long-term revenue growth by targeting service providers it believes have excellent growth prospects and capitalizing on additional sales and professional service opportunities with its customers. Portal’s subsequent revenue growth can then occur through the addition of subscribers, add-on component sales, additional sales for other users by or to other divisions of an existing customer, performance of a wide variety of professional services and maintenance and support agreements. In turn, Portal intends to continue to evolve and refine its business to track the growth of evolving communication and content services, so that as these services proliferate, Portal’s market and growth opportunities can also increase.

Infranet Software Platform

Portal’s core product, Infranet, is specifically designed to meet the complex, mission-critical provisioning, accounting, reporting and marketing needs of providers of communication and content services. Portal’s Infranet software is a modular extensible platform that enables service providers to swiftly define, price, and bill for an unlimited number of convergent services. Because Infranet can be deployed in a modular fashion, it enables co-existence between legacy billing systems and new convergent services. In this way, enterprises can protect their existing technology investments while making a well-planned shift to Infranet.

In fiscal year 2002 Portal introduced the latest version of its product, Infranet 6.2, with significantly enhanced functionality and performance. Infranet 6.2 is a fully convergent billing platform supporting voice, data, video and content services over wireline, wireless, cable and satellite networks. Infranet 6.2 supports innovative billing options, including postpaid, prepaid, pre-billed and other models. The Infranet platform’s rating technology allows providers to choose either transactional real time or high-speed batch processing.

Portal also introduced during fiscal year 2002 several new optional Infranet modules and solutions designed to meet the needs of specific industry or usage requirements, such as Infranet Wireless, a solution for mobile operators that is capable of supporting on a single platform prepaid and postpaid wireless voice, data and content services over the major types of mobile wireless networks; Infranet Content Connector for connecting content providers with communication service providers; Infranet Cable and Satellite for digital TV, pay-per-view, video on demand, interactive TV, high-speed data, content, telephony and other services; and Infranet Interconnect for billing of traffic between communication service providers.

Business Benefits

Infranet is designed to enable service providers to capture the business benefits of increased revenues, reduced costs and improved customer service through its ability to manage customers and the billing of services.

Increased Revenues.    By helping to accelerate the time to market for new services, Infranet enables service providers to offer a variety of services quickly and to bundle and price these services in an optimal manner. Infranet enables services to be activated immediately when ordered by a subscriber, so that the service provider can immediately begin to collect revenue. Subscriber activity can then be monitored in real time, which allows the service provider to promote the consumption of more services through such means as targeted offers or increased credit limits. In addition, Infranet enables a service provider to analyze and “mine” subscribers’ service usage data in real time, which can in turn be used to measure the success of marketing and targeting efforts and to identify new opportunities for subscriber revenue. Using Infranet’s data analysis features, a service provider can quickly determine which offerings are not successful and easily make appropriate adjustments. For example, an unsuccessful pricing offer can quickly be terminated or tuned for better subscriber response. Finally, increased billing accuracy reduces the incidence of uncollected revenue and fraud.

Reduced Costs.    Infranet is designed to be an off-the-shelf product-based solution that minimizes the service provider’s software implementation, maintenance and subscriber servicing costs. Through the immediate validation of subscriber data and verification of credit, Infranet reduces the need for data correction and the incidence of credit problems. In addition, subscribers can access their billing and service information directly, which reduces the degree of costly person-to-person service required to satisfy the subscriber. Real time monitoring and authentication substantially reduce the opportunities for fraud by ensuring that access to the service provider’s network is granted only if the user has been properly verified. Infranet’s monitoring and data analysis capabilities can help the service provider pinpoint unprofitable offerings or identify a degree of usage that justifies volume purchases of specific resources such as high-speed data circuits at a lower cost.

Improved Customer Service.    Infranet enables service providers to offer improved billing accuracy, enhanced customer service quality and responsiveness to their subscribers. Using Infranet, service providers can easily tailor their offerings on a bundled or unbundled basis, substantially increasing customer choice without incurring additional costs. Up-to-the-minute account balances and status information can be made available to users on a 24x7 basis, either over the Internet or via customer service representatives. Potential customer account issues can be identified and resolved quickly, since there is no need to wait for regular billing cycles to expose these issues. Infranet’s real time capability enhances responsiveness to subscribers’ needs, which can help reduce subscriber “churn”, or turnover.

Managing the Customer Life Cycle

The process of managing and billing customers involves a series of actions beginning with account creation through billing and post transaction reporting. Portal refers to these stages of customer interaction as the “customer life cycle.” Infranet integrates the functionality for each stage of the customer life cycle with a customer database and a coordinated set of modular features and functions. The database acts as the repository for all data collected during each stage of the customer life cycle as follows:

Account Creation and Service Provisioning.    Infranet supports a variety of registration standards and has all of the features necessary to register subscribers quickly. The Infranet registration process collects the data needed to provision and bill the subscriber for services, while also allowing service providers to collect additional subscriber profile information they may desire. As the data is collected and verified, Infranet creates customer accounts and activates the selected services.

Authentication and Authorization.    Infranet authenticates users, checks account status and authorizes access to individual services. Infranet can also check for duplicate user sessions and available credit or resources, enabling service providers to more effectively detect and prevent fraud and bad debt.

Activity Tracking.    By recording events in its customer database, Infranet gives service providers the ability to build a detailed picture of individual customer behavior, either currently or historically. This also provides an audit trail of customer usage to resolve disputes that may subsequently arise.

Rating/Pricing.    Infranet offers a powerful and flexible “rating engine”, which enables service providers to create a wide variety of pricing plans for a broad array of services. Infranet can price any tracked event as it occurs, so that customers and service representatives have real time access to account balances and available credit. Infranet’s rating engine supports multiple resource balances and limits, such as cash balances, free hours of usage, megabytes of server storage or any other resource defined by the service provider. The rating of a single event can update any or all existing balances. Infranet can perform rating in real time or batch processing modes.

Billing and Accounts Receivable.    Infranet’s Billing And Payment Functions Have Been Designed for flexibility from the ground up. Billing cycles can be any multiple of a month and can begin on any day of the month. Because of Infranet’s real time capability, accounts can be accurately closed at the end of the billing cycle, irrespective of when the billing process actually takes place. Infranet also supports multiple currencies and payment in real time, through interfaces with credit card processing systems such as Paymentech and Bertelsmann, or by invoice. A modular payment interface lets customers integrate additional payment methods and a general ledger interface lets service providers allocate journal entries using a general ledger code. Infranet supports both open item and balance forward accounting.

Customer Management.    Customer service representatives can access customer data through an intuitive, graphical user interface. Infranet organizes customer information into a variety of standard screens, which can also be readily modified or configured. Service representatives can:

•	create, search and modify customer accounts;

•	view activity, balances and invoices;

•	perform billing operations; and

•	view and modify the relationship of multiple users within an account.

Infranet enables providers to configure permissions and track customer service activity, ensuring a complete audit trail on each account. Infranet supplements these capabilities with a browser-based interface that enables customers to view selected account information directly. This self-service feature increases customer convenience and can help reduce customer service costs.

Reporting.    Using the data in the Infranet customer database, service providers can create reports that provide business intelligence to operations, finance, sales and marketing personnel. Infranet includes a full set of customizable reports and also supports new report development.

Product Offerings

Infranet Base Platform.    Portal’s product line consists of the Infranet platform and a number of optional modules that extend the platform for specific market and customer needs. Optional modules include the following:

Operational Extensions

Infranet Brand Manager:    Enables a host provider to create multiple brands, sometimes referred to as virtual or branded service providers, within one installation of Infranet. To ensure brand data protection, Infranet uses a hierarchical security-based framework for segmenting each brand by its relevant system data, including accounts, pricing plans, services and reports. Infranet will establish roles for all users, including the customer service representative, administrator and user and restricts access within a given role to information pertaining to the brands for which the user is authorized. A set of brand management tools allows providers to create and maintain brand information and security.

Infranet DNA:    This option is designed for customers requiring high availability and fault tolerance. Infranet DNA uses remote, limited scope satellite installations of Infranet to handle user authentication, service authorization and event queuing. During normal operation, these satellites are updated in real time from the main database to allow for real time operation in the geographically distributed environments typical to many service providers. In the event the main database is offline, the satellites allow the provider to maintain continuous operation so that customers are not denied access to services and revenue-generating events are not lost.

Infranet Multi-DB:    Enables the distribution of accounts across multiple databases in a single Infranet installation to support very large subscriber counts and provide additional scalability.

Functional Extensions

Infranet Interconnect:    Supports automated interconnect billing of traffic between communication service providers for a wide range of voice and data services. The system checks, interprets and aggregates event details and creates statements for interconnect events, including incoming, out-going and transit interconnect activities.

Infranet Content Connector:    Provides a scalable, secure and distributed billing interface that links communications providers, content providers and value-added service providers and end users. Content Connector enables content partners to interface with the Infranet systems used by communications providers to gain access to the authentication, authorization, accounting and revenue sharing capabilities of the Infranet platform.

Infranet Provision:    A standalone, workflow-enabled platform to provision services on the network element.

Service and Integration Modules

Infranet Cable & Satellite:    Supports cable and satellite services including digital TV, pay-per-view, video on demand, interactive TV, high-speed data, content, telephony and other services.

Infranet GPRS Manager:    Supports customer management and billing of GPRS access services. GPRS, or general packet radio service, enables high speed data services to be provided over traditional mobile phone networks.

Infranet WAP Manager:    Provides an interface to WAP gateways to support billing and customer management of WAP enabled services. WAP, or Wireless Application Protocol, is a carrier-independent protocol to enable data applications to be used via wireless data networks.

Infranet Email Manager:    Integrates Infranet with Sendmail to authenticate user login to email services and provide real time authorization of incoming emails.

Infranet RADIUS Manager:    Enables real time authentication, authorization and accounting for IP access services through RADIUS-based integration with terminal server hardware (RADIUS is a remote authentication function used by Internet service providers).

Infranet LDAP Manager:    Provides a real time interface to LDAP or Lightweight Directory Access Protocol directory systems.

Infranet IPT Manager:    Provides fully integrated support for features needed by providers of Internet telephony services.

Infranet NetFlow Manager:    Integrates Infranet with Cisco NetFlow to provide a solution for flexible tracking, rating and billing of bandwidth usage.

Infranet EAI Manager:    Publishes Infranet business events and allows the provider to integrate Infranet with enterprise applications directly or using a connector from an Enterprise Application Integration middleware vendor.

Infranet Microsoft Exchange Connector:    Supports customer management and billing capabilities to service providers hosting Microsoft Exchange 2000. It enables real time provisioning of account and service information and contains hooks for usage-based billing.

Infranet Openwave MAG Connector:    Provides integration with Openwave’s Mobile Access Gateway and OPM-ME provisioning manager products for advanced billing capabilities for mobile applications with pricing models such as content- and URL-sensitive pricing.

Infranet Payment Managers:    Provides an out-of-the-box integration with Paymentech or Bertelsmann payment systems.

Infranet Taxation Managers:    Provides an out-of-the-box integration with taxation software from Vertex, Taxware and Billsoft.

Resource Reservation Framework:    Provides the ability to perform multi-service pre-paid service out of the box.

Foreign Language Support

Portal provides localized versions of Infranet in ten languages, consisting of English, traditional Chinese, simplified Chinese, French, German, Italian, Japanese, Korean, Portuguese and Spanish.

Infranet Technology

Portal’s software architecture consists of the Infranet platform, upon which market-specific functionality is layered using documented open APIs. This approach, designed from the start to use object-oriented programming techniques, enables new processes and services to be readily incorporated, thus allowing an evolving multi-service model to be built without the need to change the underlying software foundations. Similarly, changes can be made in the object-based platform without affecting the market specific functions. Portal designed Infranet to meet the critical functional requirements sought by service providers. These requirements include scalability, enterprise integration and interoperability, comprehensive functionality and ease of use, flexibility and improved time to market—all operating on a real time basis.

Scalability and Reliability.    Infranet runs on a wide range of systems, from a laptop computer to a large cluster of UNIX-based servers. Infranet has been designed to scale from hundreds to millions of users through the incremental addition of servers. This capability allows a service provider to grow its business operating system infrastructure incrementally as its level of business grows without the need for architecture redesign or large-scale system replacements. For example, new servers can be added without taking the system offline, eliminating costly downtime. By running Infranet on multiple servers, a service provider can reduce exposure to various types of failures, including individual server failure, power failure and loss of physical facilities. Automatic load balancing features smooth out usage spikes and ensure high availability. Infranet’s object-to-relational data model is optimized for high performance on-line transaction processing and high reliability.

Enterprise Integration and Interoperability.    Infranet has been designed with documented, open APIs that allow Portal, its customers, partners and third party software developers to integrate Infranet with existing applications and services requiring minimal effort and programming overhead. This capability enables new services to be deployed quickly and efficiently while maintaining smooth interoperability with pre-established services. For example, a telecommunications carrier might use Infranet to add Internet-related services, which then appear on a subscriber’s monthly telephone bill. Infranet runs on server operating systems from Hewlett-Packard, IBM, Microsoft and Sun Microsystems and utilizes database software from Microsoft and Oracle. Infranet also can be readily integrated with a variety of packaged software applications, such as help desk, accounting, taxation and payment systems.

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

Flexibility and Improved Time to Market.    Infranet is designed to be a modular, extensible software platform. This flexibility allows each Portal customer to tailor its individual Infranet installation to meet the exact needs of a particular environment, set of services and group of subscribers. The service provider is thereby empowered to respond quickly to the rapidly changing needs of the next-generation communications and e-services marketplace. In addition, Infranet can generally be configured to a service provider’s needs relatively quickly, enabling its customers to improve their time to market with new products and services.

Portal Services

Portal provides a comprehensive range of services to its customers. These services consist primarily of professional consulting and integration services, education and training, and technical support.

Customer Service And Support

Portal believes that a high level of customer service and support is critical to the successful sale and usage of its products. Portal provides support to its customers through maintenance and support agreements. Support includes assistance with technical problems related to the use of Portal’s software and software maintenance and upgrade releases. Portal generally provides its base level of customer support via an Internet-based customer management system and higher levels of support via telephone and on-site technical assistance. Portal provides customer technical support for its products primarily from its Cupertino, California location and from its facilities in Virginia, the United Kingdom and Hong Kong.

Professional Services

Portal also offers a wide range of professional services to assist customers in the planning, implementation and operation of the Portal solution. Portal consulting services are available to assist customers in introducing new services, designing complex price plans, software configuration, performance optimization, industry specific enhancements, migration planning, upgrade assistance or other Infranet-related technical and business services. Portal also offers education and training services to customers and partners regarding use and implementation of its products. Portal professional services consultants are located in several cities in the United States and various countries outside the United States. Portal also works with systems integrator partners to provide jointly or separately a range of professional services around the world.

Pricing

Portal has structured the pricing of its products to accommodate its target customer segments, including large telecommunications companies, next-generation communications companies and e-services providers. Portal has generally priced its software products on a per subscriber basis for a perpetual term, with customary volume discounts. However, products are also licensed based on other units of usage, such as the number or amount of call detail reports, transactions or revenue processed using our products. Licenses may have a perpetual term or a fixed duration after which use of the software ceases or is renewed for a new term. Maintenance and support contracts are priced typically as a percentage of the associated license revenues. Professional services are typically provided on a time and materials basis, although Portal also performs services on a fixed price basis. Portal’s initial sales of licenses and associated services, maintenance and support generally range from several hundred thousand dollars to several million dollars.

Sales and Marketing

Sales

Portal’s sales strategy is to pursue targeted accounts through a combination of a direct sales force and partners. Portal targets its sales efforts at communication and content service providers ranging from emerging growth companies to the largest telecommunications companies.

As of March 1, 2002, Portal maintained direct sales personnel in nine states across the United States and internationally in Australia, Canada, China, France, Germany, Italy, Japan, Malaysia, Mexico, Poland, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. The direct sales force is organized into individual account teams, which include both sales representatives and technical sales consultants. These direct sales teams operate in conjunction with professional services teams assigned to the accounts, as well as with applicable marketing, legal and finance personnel. Portal generates leads from contacts made through marketing partners, seminars and conferences, which are usually co-sponsored by marketing partners, market research, its Web site, trade shows, customers and its ongoing public relations program. Portal qualifies the leads and assigns an account team to prospective customers.

Portal complements its direct sales force with a series of partnerships and alliances with systems integrators such as Accenture, Cap Gemini Ernst & Young, KPMG, and PricewaterhouseCoopers, as well as with hardware platform, software and services providers, such as Cisco, Hewlett-Packard, IBM, Microsoft, Siebel and Sun Microsystems and OEMs such as Logica and Nokia. These partners provide a global extension of Portal’s direct sales force and are a significant source of leads and referrals. In many cases these partners act as resellers, licensing Portal products for resale to end customers as part of the overall integration project or in conjunction with the licensing of their own products. Portal’s direct sales force works closely with its reseller partners.

Portal has derived, and anticipates continuing to derive, a significant portion of its revenues from customers that have significant relationships with Portal’s market and platform partners. Many of these partners also work with competing software companies and Portal’s success will depend on their willingness and ability to devote sufficient resources and efforts to marketing Portal’s products. Portal’s agreements with these parties typically are in the form of non-exclusive agreements that may be terminated by either party without cause or penalty and with limited notice. In some cases, the agreements permit the partner to resell Portal’s products or provide for the payment to the partner of a referral fee. There can be no assurance that Portal will be able to successfully maintain existing relationships or to establish relationships with additional partners.

Marketing

Portal’s marketing programs are focused on creating awareness of, and generating interest in, Portal products and services. Portal engages in a variety of marketing activities, including:

•	managing and maintaining its Web site;

•	conducting direct mailings and ongoing public relations campaigns;

•	conducting seminars;

•	participating in industry tradeshows; and

•	establishing and maintaining relationships with recognized industry analysts.

Portal is an active participant in technology-related conferences and demonstrates its products at trade shows targeted at communication and content service providers. Portal also focuses on a range of joint marketing strategies and programs with its partners in order to leverage their existing strategic relationships and resources.

Customers

Portal’s customers range from emerging small companies offering an innovative service to a small number of subscribers to large telecommunications carriers with millions of subscribers. A majority of the world’s 70 largest communications providers, have licensed Infranet, including Vodafone, AOL Time Warner, Deutsche Telekom, NTT, WorldCom, China Telecom, Reuters, Telstra, Sprint, China Mobile, Telenor Mobil and France Telecom.

In fiscal year 2002, one customer accounted for 20% of Portal’s total revenues. In fiscal year 2001, no individual customer accounted for 10% or more of Portal’s total revenues. In fiscal year 2000, one customer accounted for 10% of Portal’s total revenues.

A substantial portion of Portal’s license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitment contracts. As a result, if a contract is cancelled or deferred or an anticipated contract does not materialize, Portal’s revenues would be materially and adversely affected.

Research and Development

Portal believes that strong product development capabilities are essential to its strategy of enhancing its core technology, developing additional applications incorporating that technology and maintaining the competitiveness of its product and service offerings. Portal has invested significant time and resources in creating a structured process for undertaking all product development. This process involves several functional groups at all levels within Portal and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. In addition, Portal has recruited key engineers and software developers with experience in the enterprise, database and operating system software markets and has complemented these individuals by hiring senior management with experience in software used by providers of communication services.

Portal’s research and development expenses totaled approximately $59.8 million, $57.7 million and $26.1 million for fiscal years 2002, 2001 and 2000, respectively. As of March 1, 2002, approximately 237 employees were engaged in research and development activities.

Competition

Portal competes in markets that are new, intensely competitive, highly fragmented and rapidly changing. Portal competes on the basis of performance, functionality, flexibility, scalability, extensibility, ease of integration and price. Portal believes it competes favorably with respect to those factors. Portal faces competition from providers of CM&B software and services such as Amdocs Ltd., Convergys Corporation, CSG Systems International, Inc. and ADC Telecommunications Inc. Portal also competes with systems integrators and with internal MIS departments of large telecommunications carriers. Many of Portal’s current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than Portal. Portal is aware of other companies that are focusing significant resources on developing and marketing products and services that will compete with Infranet. Furthermore, in recent years a number of competitors of Portal have been acquired by companies larger than Portal who have sought to expand their CM&B solutions capabilities. The failure of Portal to develop and market products and services that compete successfully with those of other suppliers in the market would harm our business. Portal anticipates that the market for its products and services will remain intensely competitive.

Intellectual Property

Portal relies upon a combination of patent, copyright, trade secret and trademark law to protect its intellectual property. Portal currently has three issued U.S. patents relating to its technology that expire in 2017.

While Portal relies on patent, copyright, trade secret and trademark law to protect its technology, Portal believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to Portal’s technology.

Portal generally enters into confidentiality or license agreements with its employees, consultants and corporate partners and generally controls access to and distribution of its software, documentation and other proprietary information. Despite Portal’s efforts to protect proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology or to develop products with the same functionality as Portal’s products. Policing unauthorized use of its products is difficult and Portal cannot be certain that the steps it has taken will prevent misappropriation of its technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. In addition, certain of Portal’s license agreements require it to place the source code for Infranet into escrow. Such agreements generally provide that these parties will have a limited, non-exclusive right to use this code if: (i) there is a bankruptcy proceeding by or against Portal; (ii) Portal ceases to do business without a successor; or (iii) Portal discontinues providing maintenance and support.

Substantial litigation regarding intellectual property rights exists in the software industry. Portal expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in its industry segments grows and the functionality of products in different industry segments overlaps. Some of Portal’s competitors in the market for CM&B software may have filed or may intend to file patent applications covering aspects of their technology that they may claim Portal’s technology infringes. Portal cannot be certain that any of these competitors will not make a claim of infringement against it with respect to its products and technology.

Portal’s success and ability to compete are substantially dependent upon its internally developed technology. However, portions of Infranet incorporate software developed and maintained by third-party software vendors, such as operating systems, tools and database vendors. Portal may have to rely on third-party software vendors and developers to a larger degree in future products. Although Portal believes it could find other sources for these products, any significant interruption in the supply of these products could adversely impact Portal’s sales unless and until it can secure another source.

Employees

As of March 15, 2002, Portal had 808 employees, 273 of whom were engaged in professional service, customer service and support, 209 of whom were in sales and marketing, 209 of whom were in engineering and 117 of whom were in finance, administration and operations. Portal’s future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of who is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of Portal’s key employees could harm its business. Portal’s future success also depends on its continuing ability to attract, assimilate and retain highly qualified technical, sales and managerial personnel. None of Portal’s employees are represented by a labor union. Portal has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.     PROPERTIES

Portal currently occupies for its headquarters one building of approximately 142,700 square feet in Cupertino, California. Portal occupies these premises under a lease expiring in December 2010. In connection with its relocation to that facility, Portal vacated a 24,455 square foot facility and subleased it for the remainder of the lease term, which expires in October 2003. In addition to its principal office space in Cupertino, California, Portal also leases facilities and offices domestically in California, Colorado, Georgia, Illinois, Massachusetts, New York, Texas, Virginia and Washington and internationally in Australia, Canada, China, France, Germany,

Italy, Japan, Malaysia, Mexico, Poland, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. These leases are for terms expiring from April 2002 to March 2021. Portal also owns two buildings in Quickborn, Germany comprising approximately 1,908 square meters of space. Portal believes that the facilities it currently leases for its headquarters are sufficient to meet its needs through the next twelve months. Portal may lease additional space in other locations to support the evolution of its foreign operations and domestic sales and marketing organizations.

Securing and building out facilities takes significant lead time. Furthermore, because of the need to satisfy projected future expansion, the amount of space leased is generally more than the amount currently required. In addition, our reductions in our workforce undertaken over the past year have substantially reduced our facilities requirements in several locations. As a result, we are attempting to sublease the portions of leased facilities that we have previously leased but do not currently need. Portal has leased approximately 73,120 square feet and 38,140 square feet for its regional headquarters facilities in Herndon, Virginia and Slough, United Kingdom, respectively, for terms of ten and twenty years, respectively. The amounts leased exceed our current requirements and we plan to sublease a majority of the facilities for a portion of the lease term. Moreover, we also plan to sublease a facility in Cupertino that we vacated earlier this year and that comprises approximately 93,200 square feet and is leased through December 2010. There is currently a large amount of vacant commercial real estate in the San Francisco Bay Area and Herndon, Virginia. Moreover, currently prevailing rental rates in many locations are lower than those which we are obligated to pay under the leases. We may therefore encounter significant difficulties or delays in subleasing such surplus space and may not be able to sublease it for rents equal to those which we are obligated to pay. To the extent that we are unable to sublease surplus space at an amount equal to our rent obligations for that space or to the extent sublessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we have planned or included within previously accrued restructuring charges. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and adversely affect our financial results for that period. Furthermore, inability to sublease such space may adversely affect our planned uses of cash and our capital resources.

ITEM 3.     LEGAL PROCEEDINGS

On July 9, 2001, a purported class action complaint was filed in the Federal District Court Southern District of New York against Portal, certain of its officers and several underwriters of the Company’s initial public offering “(IPO”). The lawsuit alleges violations of the federal securities laws arising from alleged improprieties by the underwriters in connection with our 1999 IPO and claims to be on behalf of all persons who purchased Portal Software shares from May 5, 1999 through December 6, 2000. Four additional nearly identical class actions were also filed in July and August 2001 based on essentially the same facts and allegations. Specifically, the complaints allege the underwriters charged certain of their customers fees in excess of those disclosed in the prospectus and engaged in certain allegedly improper activities in connection with the distribution of the IPO shares. The complaint was subsequently amended to allege similar claims with respect our secondary public offering in September 1999.

The cases have been consolidated into a single action, but we do not know whether or when a consolidated complaint may be filed. No date has been set for the Company to respond to the complaints. These actions are part of the IPO Securities Litigation against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against the Company.

In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of Portal. However, depending on the amount and timing, an unfavorable resolution of these matters could materially affect our future results of operations or cash flows in a particular period.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of Portal as of February 28, 2002:

Name	Age	Position
John E. Little	44	Chief Executive Officer and Chairman of the Board of Directors

Glenn R. Wienkoop	54	President and Chief Operating Officer

Marc Aronson	45	Senior Vice President, Engineering

Howard A. Bain III	55	Senior Vice President and Chief Financial Officer

Bret L. England	43	Vice President, Finance

Mitchell L. Gaynor	42	Vice President, General Counsel and Secretary

David S. Labuda	38	Chief Technology Officer

Michael E. Regan	46	Senior Vice President, Professional Services

Steven R. Sommer	47	Senior Vice President, Marketing and Business Development

Michael A. Vescuso	56	Senior Vice President, Human Resources

John E. Little.    Mr. Little founded Portal in March 1985 based on his vision of an integrated business infrastructure for emerging global networks. He has been Chief Executive Officer and a Director since its inception. In addition, Mr. Little served as President from inception to March 1996 and has served as President from November 1996 to February 2002. Prior to founding Portal, Mr. Little was an independent consultant for a number of companies including Knight-Ridder Inc., AT&T Corp., Raytheon Company, Dow Jones News Retrieval, a subsidiary of Dow Jones & Company, Inc., Victor Company of Japan (JVC) and Sun Microsystems, Inc.

Glenn R. Wienkoop.    Mr. Wienkoop joined Portal in February 2002 as President and Chief Operating Officer. From April 2000 to November 2001, he served as President and Chief Operating Officer of Structural Dynamics Research Corporation, an enterprise design and product information management company. From April 1997 to April 2000, Mr. Wienkoop served as Chief Operating Officer of Cognex Corporation, a leading supplier of machine vision and identification software. Prior to April 1997, he held executive management positions at Honeywell-Measurex and Automation Systems.

Marc Aronson.    Mr. Aronson has served as Senior Vice President, Engineering of Portal since November 2001, as Vice President, Engineering from March 2000 to November 2001 and as Senior Director of the SETI engineering group from August 1998 to March 2000. From July 1997 to August 1998, Mr. Aronson was a Senior Engineering Director for Adobe Systems Inc., a software company, and from September 1990 to July 1997, he served as Engineering Director and in other engineering positions with Adobe.

Howard A. Bain III.    Mr. Bain has served as Senior Vice President and Chief Financial Officer of Portal since November 2001 and as Vice President and Chief Financial Officer from August 2001 to November 2001. From January 2000 to November 2000, Mr. Bain served as Executive Vice President and Chief Financial Officer of Vicinity Corporation, a provider of Internet-based marketing infrastructure services. From January 1999 to March 2000, he served as Executive Vice President and Chief Financial Officer of Informix Software Corporation, an enterprise database company, and from November 1996 to January 1999, he served as Vice President Worldwide Operations and Chief Financial Officer of Symantec Corporation, a security software company. Mr. Bain also serves on the board of Learning Tree International, a leading worldwide provider of vendor independent education and training to information technology professionals in business and government organizations.

Bret L. England.    Mr. England has served as Vice President, Finance of Portal since September 2001. From June 2000 to September 2001, he served as Treasurer and Chief Financial Officer of AltaVista, a web search services company. From April 1999 to June 2000, he served as International Controller of Informix Software Corporation, and from October 1992 to April 1999, Mr. England held various positions in the finance organization of Symantec Corporation, a security software company.

Mitchell L. Gaynor.    Mr. Gaynor has served as Vice President, General Counsel and Secretary of Portal since December 1999 and as General Counsel and Secretary from April 1999 to December 1999. From January 1997 to April 1999, Mr. Gaynor served as Vice President, General Counsel and Secretary of Sybase, Inc., an enterprise database company. From May 1996 to January 1997, he served as Vice President and Associate General Counsel of Sybase, and from February 1993 to May 1996, he served as Senior Corporate Counsel of Sybase.

David S. Labuda.    Mr. Labuda has served as Chief Technology Officer of Portal since March 1994. Between March 1994 and March 2000 he also served as Portal’s Vice President, Engineering. From June 1990 to March 1994, Mr. Labuda served as Director of UNIX Development for Sun Microsystems, Inc., a network computing company, and from August 1985 to June 1990, he served as a Senior Engineer and Manager, including managing the software development for the SparcStation 1 and SparcStation 2 projects for Sun Microsystems. Mr. Labuda received the first Sun Presidential Award and holds three patents from his tenure there.

Michael E. Regan.    Mr. Regan has served as Senior Vice President, Professional Services of Portal since November 2001 and as Vice President, Professional Services from February 1999 to November 2001. From June 1998 to February 1999, Mr. Regan served as Vice President, Professional Services of Siebel Systems, Inc., a supplier of enterprise relationship management systems, and from February 1988 to June 1998, he served as Vice President, Professional Services of Sybase, Inc.

Steven R. Sommer.    Mr. Sommer has served as Senior Vice President, Marketing and Business Development of Portal since November 2001 and as Vice President, Marketing and Business Development from July 1997 to November 2001. From May 1993 to July 1997, Mr. Sommer served as Vice President, Worldwide Marketing and Enterprise Solutions of Informix Software Corporation, and from February 1990 to April 1993, he served as Vice President, Marketing of Cognos, Inc., an applications and tools development software company. Prior to February 1990, Mr. Sommer held various marketing positions at Digital Equipment Corporation, Scitex America Corp., McKinsey & Company, Inc. and Procter and Gamble Company.

Michael A. Vescuso.    Mr. Vescuso has served as Senior Vice President, Human Resources of Portal since November 2001 and as Vice President, Human Resources from August 2001 to November 2001. From August 1999 to August 2001, Mr. Vescuso served as Vice President, Human Resources, Global Public Group for Dell Computer Corporation, a computer systems company and from May 1992 to August 1999, he served as President for Vesco Ventures, a management consulting firm.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Portal Software, Inc. common stock, par value $0.001, is traded on the NASDAQ National Market System under the symbol “PRSF.” The price per share reflected in the table below represents the range of low and high bid prices for Portal common stock as reported in the NASDAQ National Market System for the quarters indicated. Portal’s common stock began publicly trading on May 6, 1999.

	High	Low
Fiscal 2001:
Quarter ended April 30, 2000	$86.00	$29.00
Quarter ended July 31, 2000	$73.50	$34.88
Quarter ended October 31, 2000	$63.13	$25.50
Quarter ended January 31, 2001	$40.00	$4.75

Fiscal 2002:
Quarter ended April 30, 2001	$14.63	$5.88
Quarter ended July 31, 2001	$9.75	$2.31
Quarter ended October 31, 2001	$3.00	$0.66
Quarter ended January 31, 2002	$3.05	$1.21

Portal has never paid cash dividends on its capital stock. Portal currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The closing sale price of Portal’s Common Stock as reported in the NASDAQ National Market System on February 28, 2002 was $1.53. The number of stockholders of record of Portal’s Common Stock as of February 28, 2002 was 789.

During fiscal year 2002, Portal issued unregistered securities to a limited number of persons as follows:

On November 2, 2000 in connection with the acquisition of Solution42 AG Portal issued 7,500,000 shares of common stock into escrow pending the exercise of certain options to receive Portal common stock in exchange for stock in a Portal subsidiary. In January 2001 and January 2002, the former shareholders of Solution42 partially exercised their options and received an aggregate of 6,817,439 of the shares of common stock held in the escrow. Up to the balance of 682,561 shares of Portal common stock may be issued upon satisfaction of certain contractual commitments and exercise of the remaining exchange options held by the former Solution42 shareholders.

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

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected consolidated financial data for Portal Software, Inc. (“Portal”) for the past five fiscal years. To better understand the data in the table, investors should also read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Portal and the Notes to Consolidated Financial Statements included elsewhere in this report. The basic and diluted net loss per share and the pro forma basic and diluted net loss per share computations exclude potential shares of common stock (options and common stock) subject to repurchase rights held by Portal, preferred stock and warrants, since their effect would be antidilutive. For periods prior to our Initial Public Offering, pro forma net loss per share gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance. See Note 1 of Notes to Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. This table has been restated to reflect the impact of a two-for-one stock split, which became effective on January 20, 2000 (See Note 8 in Notes to Consolidated Financial Statements). The historical results are not necessarily indicative of results to be expected for any future period.

	Years Ended January 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
License fees	$70,598	$180,334	$67,049	$13,536	$6,892
Services	84,192	87,973	36,000	13,133	2,524

Total revenues	154,790	268,307	103,049	26,669	9,416
Costs and expenses:
Cost of license fees	1,349	4,917	2,596	458	970
Cost of services	61,182	59,555	22,808	9,425	2,152
Amortization of purchased developed technology	4,250	862	—	—	—
Research and development	59,795	57,685	26,090	11,252	5,628
Sales and marketing	81,309	96,836	43,671	14,112	5,436
General and administrative	38,508	31,886	15,349	6,253	2,616
Amortization of deferred stock compensation	1,992	3,726	8,235	2,297	—
In-process research and development	—	9,200	—	—	—
Amortization of goodwill	31,127	14,864	—	—	—
Reduction in intangibles due to impairment	199,158	—	—	—	—
Restructuring costs	71,020	—	—	—	—

Total costs and expenses	549,690	279,531	118,749	43,797	16,802

Loss from operations	(394,900)	(11,224)	(15,700)	(17,128)	(7,386)
Interest and other income, net	8,120	12,898	9,696	435	(201)
Write-down of impaired investments	(4,000)	—	—	—	—

Income (loss) before income taxes	(390,780)	1,674	(6,004)	(16,693)	(7,587)
Provision for income taxes	(4,720)	(3,981)	(1,616)	(715)	—

Net loss	$(395,500)	$(2,307)	$(7,620)	$(17,408)	$(7,587)

Basic and diluted net loss per share	$(2.30)	$(0.01)	$(0.06)	$(0.29)	$(0.18)

Shares used in computing basic and diluted net loss per share	171,989	159,865	124,816	59,062	41,571

Pro forma basic and diluted net loss per share (unaudited)			$(0.05)	$(0.15)

Shares used in computing pro forma basic and diluted net loss per share (unaudited)			140,836	116,167

	January 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,318	$69,323	$43,887	$11,809	$14,646
Short-term investments and restricted short-term investments	77,181	148,473	157,402	—	—
Working capital (deficit)	36,818	181,355	178,717	(9,150)	6,581
Restricted long-term investments	15,414	3,466	5,856	—	—
Total assets	213,206	630,054	265,529	32,344	23,125
Long-term obligations, net of current portion	4,451	7,652	1,525	2,022	1,500
Stockholders’ equity (net capital deficiency)	101,935	486,389	208,370	(6,551)	7,763

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements relating to future sales, gross margins, product development, operating expense levels and the sufficiency of financial resources to support future operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve inherent risks and uncertainties, including those discussed below and under the heading “Risks Associated with Portal’s Business and Future Operating Results” that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Portal develops, markets and supports customer management and billing product-based solutions for communications and content service providers. Portal was incorporated in California in March 1994.

Beginning with fiscal 1997, substantially all of our revenues have come from the license of one product, Infranet and from related services. Revenues consist of Infranet license, consulting, training, support and maintenance fees. License revenues are comprised of perpetual or multiyear license fees, which are primarily derived from contracts with corporate customers and resellers. We believe that future license revenues will be generated from three sources:

•	license fees from new customers;

•	license fees for additional or new products to existing customers; and

•
growth in the subscriber base of our existing customers, which will lead to increased revenue from subscriber-based licenses or other licenses where the fees owed to us are based on increased revenues, transactions or other measures of usage.

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Portal obligations with regard to implementation exist or remain, the fee is fixed or determinable and collectibility is probable. We recognize license revenue using the residual method. For electronic delivery, the software is considered to have been delivered when we have provided the customer with the access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue from arrangements with customers who are not the ultimate users (resellers) is not recognized until evidence of an arrangement with an end user has been received. Our policy should we enter into a transaction with a customer to purchase the customer’s products contemporaneously with the customer’s purchase of software from Portal, is to recognize the amount of license fees paid to Portal net of the fees paid for the customer’s products.

Services revenues are primarily comprised of revenues from systems integration or other consulting fees, maintenance agreements and training. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, which has been the case in the majority of our license arrangements, the revenue related to the license is recorded upon delivery and the revenue related to the fair value of the software services is recognized as the services are performed. Fair value is based on the price charged when these services are sold separately. Maintenance agreements provide for technical support and include the right to unspecified upgrades on an if-and-when-available basis. Maintenance revenue is deferred and recognized, as services revenue, on a straight-line basis over the life of the related agreement, which is typically one year. Customer advances and certain billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

Our cost of license fees includes a royalty payment for third-party technology included in Infranet. Resellers’ commissions are also included in cost of license fees when we are paid directly by a customer for a contract originated by a systems integrator. Agreements with some of the integrators require us to make a payment equal to a percentage of the license and maintenance revenues recognized. We essentially did not incur any shipping, packaging or documentation printing costs, as our product is delivered electronically over the Internet.

Cost of services consists primarily of headcount-related expenses, costs related to outside consultants, travel and overhead associated with delivering consulting and training and providing support to our customers.

We have a limited operating history as a software company. We incurred a net loss of $395.5 million for fiscal 2002, $2.3 million for fiscal 2001 and $7.6 million for fiscal 2000. As of January 31, 2002, we had an accumulated deficit of $433.4 million. Our planned expense levels for each of the fiscal quarters of fiscal year 2003 exceed the revenues we generated in the fourth quarter of fiscal year 2002. As a result, we will need to generate significant revenues from licenses of our products and sale of our services to achieve and maintain operating profitability.

We have established a series of relationships with hardware platform, software and service providers and systems integrators. We have derived, and anticipate that we will continue to derive, a substantial portion of our revenues from customers that have significant relationships with our market and platform partners.

As a result of continuing consolidation in the communications and content delivery industries and the reduction in capital available for emerging companies, we expect to derive an increasing portion of our total revenues from large communications and content service providers. In this regard, we anticipate that a substantial majority of our revenues will be derived from a fewer number of customers than in prior years. We also plan to structure more of our transactions to provide for payments over a period of one year or more and to increase the number of licenses that have a fixed duration, rather than a perpetual term and that are based on usage limitations other than the number of subscribers. One of the impacts of this change in license structuring could be that license revenue would be recognized ratably over the term of the license arrangement, or as payments from customers become due rather than being recorded as revenue upon delivery. The portion of our total revenues that is derived from international operations has increased in recent years. As a result, we will face greater exposure to the risks associated with international operations. With respect to our services revenues, most of our professional services fees have been paid pursuant to time and materials arrangements. We believe that in the future a larger portion of our services revenues will be based on fixed price contracts than in prior years. This could result in the deferral of revenue until contract completion, in the event that we were unable to reliably budget and estimate our obligations under these contracts or determine the fair value of the services being performed. For a description of factors that may affect our future results see “Risks Associated with Our Business and Future Operating Results.”

Critical Accounting Policies And Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On a regular basis, we evaluate and may revise our estimates, including those related to the allowance for bad debts, investments, intangible assets, income taxes, accrued restructuring expenses and contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent. Actual results could differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements are very complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We follow very specific and detailed guidelines, several of which are discussed above, in measuring revenue; however, certain judgments affect the application of our revenue recognition policy. For example, we are required to exercise judgment in evaluating risk of concessions to our customers when payment terms are beyond the normal credit period of net 60 days. Further, assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current market environment. We also record a provision for estimated sales returns on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Bad Debts

The allowance for doubtful accounts is established through a charge to general and administrative expenses. This allowance is for estimated losses resulting from the inability of our customers to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in aggregate, and current economic conditions that may affect a customer’s ability to pay. The use of different estimates or assumptions could produce different allowance balances. Our customer base is highly concentrated in the communications and content service provider industries. Several of the leading companies in these industries have announced liquidity concerns. If collection is not probable at the time the transaction is consummated, we do not recognize revenue until cash collection. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accrued Restructuring Expenses

During the fiscal year ended January 31, 2002, we announced plans to restructure the company that were a combination of a reduction in workforce, consolidation of facilities and the write-off of assets. The restructuring charges during the year were based on actual and estimated costs incurred in connection with these restructuring plans. These estimates have been impacted by the rules governing the termination of employees, especially those in foreign countries. We have not recorded payments related to potential settlements, as these amounts are not reasonably estimable and probable. If, in the future, we were to agree upon additional severance payments, we would have to record additional restructuring charges in the period in which the settlement was determined to be reasonably estimable and probable. We have reduced the amount of the facilities restructuring charge by the estimated amount of sublease income. The assumptions we have made are based on the current market conditions in the various areas we have vacant space. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges as related to the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring charges. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

Results of Operations

Revenues

(in millions, except percentages)	Year Ended January 31, 2002	% Change 2002 to 2001	Year Ended January 31, 2001	% Change 2001 to 2000	Year Ended January 31, 2000
License fees	$70.6	(61)%	$180.3	169%	$67.0
Percentage of total revenues	46%		67%		65%
Services	84.2	(4)%	88.0	144%	36.0
Percentage of total revenues	54%		33%		35%

Total revenues	$154.8	(42)%	$268.3	160%	$103.0

Total revenues decreased significantly in fiscal 2002 from fiscal 2001 primarily due to a decrease in license fees. License fees revenues decreased in absolute amounts and as a percentage of total revenues in fiscal 2002 from fiscal 2001 as a result of a continued general economic slowdown affecting the primary markets for our products and services, and in particular, capital spending by communication service providers. One individual customer, America Online, Inc., accounted for 20% of total revenues during fiscal 2002. No individual customer accounted for 10% or more of total revenues during fiscal 2001. License fees revenues increased in absolute amounts and as a percentage of total revenues in fiscal 2001 from fiscal 2000 primarily as a result of the maturation of the Infranet product and the expansion of our sales and marketing operations. One customer accounted for 10% of total revenues for the year ended January 31, 2000.

Service revenues decreased slightly in fiscal 2002 from fiscal 2001 due a decline in consulting services as result of fewer new customer implementations. Service revenues increased in fiscal 2001 from fiscal 2000 due to an increase in consulting, training, support and maintenance service fees related to the growth in new customers and to new implementations of Infranet and the renewal of maintenance and support contracts by existing customers.

The following table shows our revenue by region:

(in millions, except percentages)	Year Ended January 31, 2002	% Change 2002 to 2001	Year Ended January 31, 2001	% Change 2001 to 2000	Year Ended January 31, 2000
Geographical Revenues:
North America	$81.7	(48)%	$157.0	135%	$66.9
Percentage of total revenues	53%		59%		65%
International
Europe	48.3	(26)%	64.9	127%	28.6
Percentage of total revenues	31%		24%		28%
Intercontinental	24.8	(46)%	46.4	521%	7.5
Percentage of total revenues	16%		17%		7%

Total international	73.1	(34)%	111.3	208%	36.1
Percentage of total revenues	47%		41%		35%

Total revenues	$154.8	(42)%	$268.3	160%	$103.0

North American revenues, which are defined by us as revenues from the United States and Canada, decreased in fiscal 2002 from fiscal 2001 primarily due to a continued global deferral of capital expenditures by telecommunications companies as well as a general economic slowdown. North American revenues increased in fiscal 2001 from fiscal 2000 primarily due to continued expansion in North American marketing activities and growth of our sales force as well as greater acceptance of Infranet.

International revenues for Europe is defined by us as Europe, Middle East and Africa and Intercontinental is defined by us as Asia-Pacific, Japan and Latin America. International revenues also decreased substantially in fiscal 2002 from fiscal 2001 due to a continued global deferral of capital expenditures by telecommunications companies as well as general economic slowdown. International revenues increased in fiscal 2001 from fiscal 2000 primarily due to the growth of our direct sales force and increased marketing efforts worldwide.

Expenses

(in millions, except percentages)	Year Ended January 31, 2002	% Change 2002 to 2001	Year Ended January 31, 2001	% Change 2001 to 2000	Year Ended January 31, 2000
Cost of license fees	$1.3	(73)%	$4.9	88%	$2.6
Percentage of total revenues	1%		2%		3%
Cost of services	61.2	3%	59.6	161%	22.8
Percentage of total revenues	40%		22%		22%
Amortization of purchased developed technology	4.3	378%	0.9	—%	—
Percentage of total revenues	3%		—%		—%
Research and development	59.8	4%	57.7	121%	26.1
Percentage of total revenues	39%		21%		25%
Sales and marketing	81.3	(16)%	96.8	122%	43.7
Percentage of total revenues	53%		36%		42%
General and administrative	38.5	21%	31.9	108%	15.3
Percentage of total revenues	25%		12%		15%

Cost of License Fees

Cost of license fees consists of resellers’ commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Infranet. The decrease in cost of license fees in fiscal 2002 from fiscal 2001 is due to the decrease in revenue generated from our base of systems integrator partners. Cost of license fees increased in fiscal 2001 from fiscal 2000 primarily due to increased license revenue and increased resellers’ commissions resulting from expanding our base of systems integrator partners.

Cost of Services

Cost of services primarily consists of maintenance, consulting and training expenses. Cost of services increased slightly in fiscal 2002 from fiscal 2001 primarily due to an increase in the number of consulting and technical support personnel, in the beginning of the fiscal year, to support the actual and previously anticipated expansion of our installed base of customers and new implementations. This increase was offset by a reduction in our services workforce as a result of a reduced number of professional consulting projects. Cost of services increased in fiscal 2001 from fiscal 2000 primarily due to an increase in the number of consulting and technical support personnel necessary to support both the expansion of our installed base of customers and new implementations. Gross margin for services was approximately 27%, 32% and 37% in fiscal years 2002, 2001 and 2000, respectively. The decrease in gross margin for services, during fiscal 2002, was due to reduced utilization of professional services personnel as a result of the decrease in new implementation projects. The decrease in gross margin, during fiscal 2001, was primarily due to the costs associated with the acquisition and assimilation of Solution42, which we acquired in November 2000.

Amortization of Purchased Developed Technology

In fiscal 2001, we recorded an asset of $13.8 million for purchased developed technology as a result of acquiring Solution42 (see Note 3 in Notes to Consolidated Financial Statements). The value was determined, with the assistance of independent third-party appraisers, by using the income approach which estimates the present value of cash flows from developed technology as based on management and industry assumptions and market data. This purchased developed technology is being amortized, on a straight-line basis, over its estimated useful life of four years. As a result of acquiring BayGate, Inc. (“BayGate”) in May 2001 (see Note 3 in Notes to Consolidated Financial Statements), we recorded an additional asset of $4.1 million for purchased developed technology that was being amortized over its estimated useful life of three years. In the quarters ended October 31, 2001 and January 31, 2002, we recorded charges of $2.5 million and $2.2 million to reflect the impairment of purchased developed technology related to our investment in BayGate and Solution42, respectively (See Reduction in Intangibles Due to Impairment below). As of January 31, 2002, we no longer have purchased developed technology related to our investment in BayGate due to a combination of impairment charges and amortization during fiscal 2002. Future amortization expense of the remaining purchased developed technology related to our investment in Solution42 is currently estimated to be $2.7 million in fiscal year 2003, $2.7 million in fiscal year 2004 and $2.0 million in fiscal year 2005.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs for our development and certain technical support efforts. The increase in research and development, for all periods, was primarily due to an increase in the number of research and development personnel necessary to support both expanded functionality of Infranet and increases in our quality assurance and product publications operations. Although we anticipate that the recent restructuring of our operations will reduce research and development expenses over the near term, these expenses may increase over the longer term. We have not capitalized any software development costs to date.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel and related costs for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new and maintenance of existing, strategic partnerships. Sales and marketing expenses decreased in fiscal 2002 from fiscal 2001 primarily due to a decrease in commission expense as a result of the decline in license revenues and a reduction in workforce as a result of our restructuring plans. Sales and marketing expenses increased in fiscal 2001 from fiscal 2000 due to a number of factors, including an increase in the number of sales and marketing personnel, the opening of new sales offices worldwide and increased marketing programs. Although we anticipate that the recent restructuring of our operations will reduce sales and marketing expenses over the near term, these expenses may increase over the longer term.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, as well as information system and facilities expenses not allocated to other departments. General and administrative expenses increased in fiscal 2002 from fiscal 2001, which was attributable to an increase in bad debt reserves (see Note 1 in Notes to Consolidated Financial Statements) and depreciation of equipment. These increases were partially offset by a decrease in facility lease expenses due to the implementation of our restructuring plans in fiscal 2002 (see Restructuring Costs below and Note 4 in Notes to Consolidated Financial Statements). General and administrative expenses increased in fiscal 2001 from fiscal 2000, primarily due to a higher number of general and administrative personnel and to additional legal and accounting costs incurred in connection with business activities. We expect that general and administrative expenses will increase in the future as we incur greater legal and accounting costs in connection with expanding business activities.

Amortization of Deferred Stock Compensation

We recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999 in connection with stock options and restricted stock issued in and prior to 1999 and $0.2 million, in the quarter ended July 31, 2001 in connection with the acquisition of BayGate. The deferred stock compensation reflects the difference between the exercise prices of options granted to acquire certain shares of common stock and the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. We amortized deferred compensation expense of approximately $2.0 million, $3.7 million and $8.2 million during the years ended January 31, 2002, 2001 and 2000, respectively. This compensation expense relates to options awarded to individuals in all operating expense categories. During the quarter ended January 31, 2002, the unamortized deferred compensation balance was reduced by $0.4 million for individuals who are no longer employed at Portal. Total deferred compensation at January 31, 2002 of approximately $0.3 million is being amortized over the vesting periods of the options, which is generally four years, using a graded vesting method and will be fully amortized in fiscal 2003.

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

Amortization of Goodwill

Goodwill, as related to the acquisition of Solution42, accounted for approximately 35% and 45% of total assets and stockholders’ equity, respectively, as of January 31, 2001. In fiscal year 2002 and 2001, amortization expense of goodwill was $31.1 million and $14.9 million, respectively. During fiscal year 2002, we recorded an impairment of goodwill in the amount of $194.5 million (See Reduction in Intangibles Due to Impairment below). Goodwill was further reduced by $3.5 million due to the reversal of excess accrued direct acquisition costs. As of January 31, 2002, there is no remaining balance in goodwill.

Reduction in Intangibles Due to Impairment

Long-lived assets and intangibles, including goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the presence of indicators exist that would suggest the impairment of assets, the estimated future net cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management’s best estimates, using appropriate assumptions and projections at the time.

During the second quarter of 2002, we identified indicators of possible impairment of the intangible assets arising from our acquisition of Solution42. These indicators included deterioration in the business climate and prospects and intentions for this subsidiary. Our reduction in force of our Solution42 employee base in the second quarter of fiscal 2002 contributed to these factors. With the assistance of independent valuation experts, we performed asset impairment tests at the Solution42 subsidiary level, the lowest level for which there were identifiable cash flows related to these acquired intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows to the carrying amount of the long-lived assets resulting from the Solution42 acquisition. Based on the results of these tests, we determined that long-lived assets initially recorded in connection with this acquisition were significantly impaired.

We measured the impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeded its fair value. Measurement of fair value was based on an analysis of the future discounted cash flows at the Solution42 level. In performing this analysis, we used the best information available in the circumstances including reasonable and supportable assumptions and projections. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on our best estimate of projected future cash flows. The discount rate was based on historical risk premiums required by investors for companies of our size, industry and capital structure and included risk factors specific to us. The analysis indicated that our long-lived assets for Solution42 were impaired by an amount totaling $193.4 million. Accordingly, we recorded an impairment write-down of this amount during the second quarter of fiscal 2002.

During the quarter ended October 31, 2001, we further reduced goodwill by $3.5 million due to the reversal of excess accrued direct acquisition costs. During the fourth quarter of fiscal 2002, we identified additional indicators of impairment of our remaining Solution 42 long-lived assets. As a result, we recorded charges of $1.1 million and $2.2 million to reflect the impairment of goodwill and purchased developed technology, respectively, related to our investment.

Due to the lack of revenues generated from BayGate products together with the October 2001 reduction of workforce associated with BayGate’s product, we cancelled the further planned development of BayGate-related products. Based on these key factors, we recorded a charge of $2.5 million during the quarter ended October 31, 2001, to reflect the impairment of purchased developed technology related to our investment in BayGate.

We did not record any write-downs of long-lived assets during fiscal 2001 and 2000.

Restructuring Costs

In May 2001 and October 2001, Portal’s Board of Directors approved plans to reduce our cost structure as a result of a change in market conditions. The plans were a combination of reductions in our workforce, consolidations of facilities and asset write-offs. The workforce reductions affected all of our functional areas and all affected employees were notified prior to the end of the respective quarters. As a result of the restructuring plans, we incurred charges of $41.3 million, $19.3 million and $10.4 million, in the quarters ended July 31, 2001, October 31, 2001 and January 31, 2002, respectively.

The May 2001 plan reduced our workforce by approximately 300 employees. The $41.3 million restructuring charge incurred during the quarter ended July 31, 2001 included approximately $6.9 million of severance related amounts, $20.4 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, and $13.1 million in asset write-offs.

The October 2001 plan reduced our workforce by approximately 320 employees. The $19.3 million and $10.4 million charges in the quarters ended October 31, 2001 and January 31, 2002, respectively, included approximately $10.4 million of severance related amounts, $16.0 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, and $2.7 million in asset write-offs.

As of January 31, 2002, the remaining restructuring reserves were $35.0 million of which $30.0 million represents committed excess facilities, net of anticipated sublease income, $2.0 million represents severance related costs and $2.4 million represents asset write-offs (see Note 4 in Notes to Consolidated Financial Statements). Payments regarding severance are to occur through the second quarter of fiscal 2003 and payments for the excess facilities are expected to occur through April 2011.

While we believe that our business realignment will assist us in streamlining operations, reducing expenses and thereby achieving profitability, we cannot assure you that we will achieve these anticipated results. We may in the future be required to take additional actions, including further changes to the business organization, in order to realign the business with anticipated requirements. If we are not successful in realigning our business to increase revenues and decrease costs, we may never achieve profitability.

Interest and Other Income, Net

Interest and other income include interest and dividend income from cash, cash equivalents and investments offset by interest expense paid on capital leases and notes payable. Interest and other income were $8.1 million, $12.9 million and $9.7 million in fiscal 2002, 2001 and 2000, respectively. Other income, for fiscal 2000, includes a $3.8 million one-time gain upon remeasurement of the liability related to the put option granted to Accenture, which was settled upon the completion of our initial public offering in May 1999. Interest and other income decreased approximately $4.8 million or 37% in fiscal 2002 from fiscal 2001 and increased approximately $3.2 million or 33%, in fiscal 2001 from fiscal 2000. The decrease in fiscal 2002 from fiscal 2001 was due to declining interest rates on lower cash balances. The increase in fiscal 2001 from fiscal 2000 was primarily due to proceeds from the initial and secondary stock offerings, completed in May 1999 and October 1999, being invested for a full year.

Provision for Income Taxes

The income tax provision was $4.7 million, $4.0 million and $1.6 million for fiscal 2002, 2001 and 2000, respectively. The income tax provision for each of these fiscal years primarily relates to foreign withholding taxes on revenue and tax on earnings generated from operations in certain foreign jurisdictions. Although we recorded net losses of $395.5 million, $2.3 million and $7.6 million for fiscal 2002, 2001 and 2000, our foreign operations were profitable for tax purposes primarily due to the intercompany charge back arrangements necessary under the local tax laws.

Based on a number of factors, we believe there is sufficient uncertainty regarding the realizability of deferred tax assets. These factors include consideration of past operating results, the competitive nature of our market and predictability of future operating results. Therefore, we have not recognized the full value of deferred tax assets as of January 31, 2002. We will continue to assess the realizability of the tax benefits available to us based on actual and forecasted operating results.

Liquidity and Capital Resources

Cash, cash equivalents and investments (including restricted investments of $17.1 million) totaled $128.9 million at January 31, 2002, compared to a balance of $221.3 million at January 31, 2001.

We used cash totaling $83.5 million in operations during the year ended January 31, 2002, an increase of $118.1 million over the $34.6 million generated in the year ended January 31, 2001. Net cash used in operations in fiscal 2002 was primarily comprised of net losses adjusted for non-cash expenses, a decrease in other accrued liabilities of $35.0 million, a decrease in deferred revenue of $29.5 million and a decrease in accrued compensation of $12.3 million. These decreases were offset by a decrease in net accounts receivable of $60.9 million. The decrease in accrued liabilities was due to a reduction in spending in response to the worsening economic conditions. The decrease in deferred revenue was due to a lack of new revenues to fully offset recognition of past deferrals. Accrued compensation decreased primarily due to the reductions in our workforce that were part of our restructuring plans (see Note 4 in the Notes to Consolidated Financial Statements). The decrease in accounts receivable was due to a combination of factors including a significant decrease in revenues, an increase in collections and an increase in the allowance for bad debts.

Adjustments made for non-cash expenses, such as depreciation, amortization, amortization of deferred stock compensation, purchased developed technology and goodwill, reduction in intangibles due to impairment, restructuring and write-down of impaired investments amounted to $329.5 million for fiscal 2002. The total cash outlay for both restructuring plans is estimated to be $32.6 million which includes severance related costs as well as lease liabilities related to the consolidation of facilities and is expected to be funded by available cash. Of the $32.6 million, lease payments for impacted facilities, net of expected sublease income, are expected to be $30.0 million over the next nine years.

Net cash provided by investing activities was $46.0 million for the year ended January 31, 2002, an increase of $75.6 million from the $29.7 million used in the year ended January 31, 2001. Net cash provided by investing activities in the year ended January 31, 2002 was primarily comprised of the maturities and sales of short-term investments, net of purchases. We have also continued to make significant investments in software, equipment and facilities. During the year ended January 31, 2002, we purchased computer equipment and software, made leasehold improvements and purchased other capital equipment amounting to approximately $12.6 million, primarily to support our ongoing operations and information systems. Historically, we have also used debt and leases to partially finance our operations and capital purchases. No capital leases were entered into during fiscal 2002.

We have raised equity capital from investors to fund our operations. In fiscal 2002 and 2001, we raised an additional $9.7 million and $21.9 million, respectively, from sales of common stock issued from our employee stock purchase plan and upon the exercise of stock options by employees, net of repurchases. In fiscal 2000, we completed an initial public offering and concurrent private sales of stock to Cisco Systems, Inc. and Accenture that collectively raised $102.4 million. We also completed a follow-on public offering in October 1999, which raised approximately $106.0 million, net of underwriting commissions and expenses. In fiscal year 2000, we also we raised an additional $6.6 million from sales of common stock issued from our employee stock purchase plan and upon the exercise of stock options by employees and warrants by third parties, net of repurchases.

In November 2000, we acquired Solution42. The liabilities assumed as part of the acquisition included short-term and long-term notes payable. In May 2001, we paid in full the short-term notes payable, which were comprised of two short-term notes each bearing interest at 6% per annum and were unsecured. The long-term notes payable are four mortgages for two facilities located in Germany. Two of the mortgages accrue interest at 4.45% per annum. Principal and interest are due in December 2010 and June 2011 on these two mortgages. As of January 31, 2002, the balances due on these loans were $0.6 million each. The other two mortgages accrue interest at 5.10% and 4.88% per annum. Principal and interest payments are made on a monthly basis. These two mortgages are due in October 2015 and November 2024. As of January 31, 2002, the balances due were $0.3 million and $0.2 million, respectively.

On May 10, 2001, we purchased all of the outstanding stock of privately held BayGate for $2.2 million in cash. An additional payment of $0.1 million in cash was made based on achievement of certain revenue and engineering objectives. Due to the lack of revenues generated from BayGate products together with the October 2001 reduction of workforce associated with BayGate’s product, we cancelled the further planned development of BayGate-related products. Under a new agreement, a final payment of $0.3 million was made in January 2002 in satisfaction of all our obligations to the BayGate shareholders under the purchase agreement (See Note 3 in Notes to Consolidated Financial Statements).

In the normal course of business, we enter into leases for new or expanded facilities in both domestic and international locations. These leases are for terms expiring April 2002 through March 2021. In connection with our facility leases, we issued five letters of credit in lieu of a security deposit for the facilities (see Note 7 in Notes to Consolidated Financial Statements). Under all our facilities lease agreements, net of sublease income of $9.1 million, we are obligated to make payments of approximately $13.6 million, $13.2 million, $13.3 million, $13.3 million and $13.0 million in the years ending January 31, 2003, 2004, 2005, 2006 and 2007, respectively and a total of $75.3 million thereafter until expiration of the leases.

Due to the restructuring activities that occurred during fiscal 2002, several facilities were vacated or are under utilized. Some of these facilities have been subleased. We are also attempting to sublease additional surplus facilities comprising approximately 180,000 square feet.

The following table summarizes our contractual obligations, including related interest charges, as of January 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Of the $141.6 million in non-cancelable operating leases, net of sublease income, $30.0 million has been included in accrued restructuring expenses as of January 31, 2002.

(in thousands):	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term notes payable	$2,434	$96	$192	$192	$1,954
Capital lease obligations	620	609	11	—	—
Non-cancelable operating leases, net of sublease income	141,638	13,561	26,512	26,312	75,253

	$144,692	$14,266	$26,715	$26,504	$77,207

The following table summarizes our other commitments as of January 31, 2002 and the effect such commitments could have on our liquidity and cash flows in future periods if the letters of credit or the guarantees were drawn upon. Restricted investments represent the collateral for these commitments.

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
(in thousands):
Letters of credit	$12,830	$—	$—	$256	$12,574
Guarantees	1,632	1,632	—	—	—

	$14,462	$1,632	$—	$256	$12,574

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing international operations and other factors. Our planned expense levels for each of the fiscal quarters of fiscal year 2003 exceed the revenues we generated in the fourth quarter of fiscal year 2002. As a result, we will need to generate increased revenues from licenses of our products and sale of our services to achieve and maintain operating profitability. As of the date of filing this report, we currently expect in the first quarter of fiscal year 2003 to use less than $10 million of cash for operations, approximately $6 million for restructuring and other activities and to have approximately $113 million in cash and investments (including restricted cash) at the end of the first quarter of fiscal year 2003. Although we believe that our current cash balances and cash generated from operations will be sufficient to fund our operations for at least the next 12 months, we may require additional financing within this time frame. We may seek financing at any time that we determine market conditions are favorable. Additional funding, if needed, may cause dilution to our stockholders or the incurrence of debt and such funding may not be available on terms acceptable to us, or at all.

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

This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this “Risks Associated With Our Business and Future Operating Results” and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

It is difficult to predict our business because we have a limited history operating as a provider of customer management and billing software

Our results of operations for the fiscal year ended January 31, 2002 contained in this report are not necessarily indicative of results for our fiscal year ending January 31, 2003 or any other future period. Moreover, we have a relatively brief operating history as a provider of customer management and billing software and had no meaningful license revenue until 1996. Therefore, we will experience the risks and difficulties frequently encountered by companies in new and rapidly evolving markets, including those discussed in this report. Our business strategy may not prove successful and we may not successfully address these risks.

We cannot be certain that we will be profitable

In order to be profitable, we must increase our revenues or reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues for profitability in any future period. We incurred net losses of approximately $395.5 million, $2.3 million and $7.6 million for fiscal year 2002, 2001 and 2000, respectively. We expect to experience a net loss for fiscal year 2003. We recorded a substantial restructuring charge in the second, third and fourth quarters of fiscal year 2002 in connection with a reduction in force and other expense reduction efforts initiated during the year. We expect that our revenues in the first quarter of fiscal year 2003 will be approximately equal to or lower than our revenues in the fourth quarter of fiscal year 2002.

Our projected expenses for the first quarter of fiscal 2003 are targeted to exceed the amount of our anticipated first quarter revenues. As a result, if we do not generate increased revenues from sales of our products or reduce expenses, we will not be profitable. The decrease in capital expenditures by communications companies as well as the general economic slowdown has adversely affected our revenues and will make it difficult to increase revenues until spending in our target markets increases. We also expect that we will face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition which would lower our gross margins and our profitability. Another factor that would lower our gross margins is any increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins. We have also undertaken a number of cost reduction efforts. Failure to achieve the desired reductions in our expenses will further increase our losses. We cannot be certain that we will again achieve operating or net profitability on a quarterly or annual basis.

Our revenues will be adversely affected as a result of economic conditions and stock market valuations affecting our target markets

We primarily market our products and services to providers of communication and content services. The substantial number of business failures and the decline in the market value of “dot-com” and other technology companies in the past two years has made it more difficult for emerging communication and electronic content companies to obtain financing for their operations. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Emerging growth and established communications and content companies have continued to reduce or defer their purchases of software and related products and the introduction of many new communication services has been delayed or cancelled. Any general decrease by our customers and potential customers in their rate of software and network investments results in a significant decrease in our revenues and operating income. These trends in technology and software spending dramatically hurt our business in fiscal year 2002 and will continue to seriously harm our business until conditions improve.

The current economic and capital spending downturn affecting our markets has made it increasingly difficult for us to collect accounts receivable and increased the time required to collect them. A number of customers have ceased to operate or have become insolvent. Failure to collect accounts receivable in a timely manner has in the past and may continue to result in increased write-offs, higher accounts receivable reserves and lower cash reserves that would adversely affect our financial results and available cash resources.

Our quarterly operating results may fluctuate in future periods and we may fail to meet expectations

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. For example, we achieved profitability in each of the first three quarters of fiscal year 2001 and reported net losses in the last five quarters. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. For example, the market value of our stock decreased significantly after the release of our financial results for the quarters ended October 31, 2000 and April 30, 2001. Factors that could cause quarterly fluctuations include:

•	variations in demand for our products and services, including decreases caused by reductions in technology spending within our target markets;

•	the timing and execution of individual contracts, particularly large contracts that would materially affect our operating results in a given quarter;

•	the timing of sales of our products and services;

•	our ability to develop and attain market acceptance of enhancements to Infranet and new products and services;

•	market acceptance of new communications services for which our products are intended to support;

•	delays in introducing new products and services;

•	new product introductions by competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	announcements of new versions of products that cause customers to postpone purchases of our current products;

•	the mix of products and services sold;

•	the mix of sales channels through which our products and services are sold;

•	the mix of domestic and international sales;

•	costs related to acquisitions of technologies or businesses;

•	the timing of releases of new versions of third-party software and hardware products that work with our products;

•
our ability to attract, integrate, train, retain and motivate a substantial number of sales and marketing, research and development, technical support and other management personnel with the needed competencies;

•	our ability to expand our operations;

•	the amount and timing of expenditures related to expansion of our operations; and

•	global economic conditions generally, as well as those specific to providers of communications and content services.

We have difficulty predicting the volume and timing of orders for new license transactions. In any given quarter, our sales have involved, and we expect will continue to involve, large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even a small number of licenses of Infranet would reduce our revenues, which would adversely affect our quarterly financial performance. Also, we have often booked a large amount of our sales in the last month of the quarter and often in the last week of that month. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall substantially short of anticipated levels.

We have recorded as deferred revenue the fees from contracts that do not meet our revenue recognition policy requirements. While a portion of our revenues each quarter is recognized from deferred revenue, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts that we enter into may not result in revenue in the quarter in which the contract is signed and we may not be able to predict accurately when revenues from these contracts will be recognized.

We determine our operating expenses largely on the basis of anticipated revenue trends and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results from quarter-to-quarter and could result in substantial operating losses.

Our quarterly operating results may fluctuate in future periods due to seasonal variations and we may fail to meet expectations

We may also experience seasonality in our business. In many software companies, the rate of growth or absolute amount of license fee revenues tends to decline from the fourth quarter of one year to the first quarter of the next year, due in part to the structure of sales compensation plans. Our revenue in the first quarter of fiscal year 2002 was significantly lower than the preceding fourth quarter. We currently expect that total revenues in the first quarter of fiscal year 2003 will be equal to or lower than those in the fourth quarter of our fiscal year 2002. If we experience such seasonality in the future, our rate of growth or absolute revenues could decline in the first quarter of a fiscal year compared to the preceding fourth quarter. In addition, the European operations of many companies experience some flatness in the summer months. We may also experience such a pattern in our European operations. Such seasonality may cause our results of operations to fluctuate or become more difficult to predict and could cause us to fail to meet internal or analyst expected financial results.

It is difficult to predict the timing of individual orders because infranet has a long and variable sales cycle

To date, the sales cycle for Infranet generally has been three to nine months or more. The long sales and implementation cycles for Infranet may cause license revenues and operating results to vary significantly from period to period. Furthermore, the revenues derived from a sale may not be recognized immediately and could be spread over an extended period. Along with systems integrators and our other distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of Infranet. Even after purchase, our customers tend to deploy Infranet slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy Infranet.

Our business depends on the commercial acceptance of our products and it is uncertain to what extent the market will accept them

Our future growth depends on the commercial success of our Infranet family of products. Substantially all of our license fees revenues are derived from our Infranet product family. Our business will be harmed if our target customers do not adopt and purchase Infranet. Prospective customers may base their purchasing decisions based on a vendor’s ability to support their customer management and billing needs for both their new services and their other existing service offerings, such as fixed wire or mobile voice telephony or cable television. Our ability to address these current and future service requirements with our current version of Infranet and planned future enhancements may affect the market acceptance of Infranet by prospective customers who desire an integrated customer management and billing solution for their different services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced versions of our products. We are not certain that our target customers will widely adopt and deploy Infranet as their customer management and billing solution. In the future we may not be successful in marketing Infranet or any new or enhanced products or services. Our future revenues will also depend on our customers licensing software for additional applications or for additional subscribers. Their failure to do so could harm our business.

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

Our quarterly revenue is generated from a limited number of customers and our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer

A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, America Online accounted for more than 10% of our total revenues during each of the quarters of fiscal year 2002. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. Our total revenues could also be adversely affected if revenues from a significant customer in one period are not replaced with revenues from that customer or other customers in subsequent periods. For example, America Online is not anticipated to account for 10% of our total revenues in the first quarter of fiscal year 2003 as they have completed payment of the license fees for their initial order. The communication and content industries we have targeted are consolidating, which could reduce the number of potential customers available to us. In addition, several large telecommunications companies have announced decreases in their anticipated capital spending, which could have the effect of reducing future orders of our products. Moreover, many of our customers may have purchased sufficient quantities of our products to satisfy their current or anticipated requirements. For all of these reasons our business could suffer in the future.

Our inability to sublease surplus office space would increase our use of cash and operating expenses and adversely effect operating results

We must periodically change our office facilities in various locations as the number of existing and projected employees changes for those locations or as existing leases expire. Securing and building out facilities takes significant lead time. Furthermore, because of the need to satisfy projected future expansion, the amount of space we have leased is generally more than the amount currently required. Significant office leases have terms of between 5 and 20 years. As a result, we frequently sublease the portions of leased facilities that we have leased to meet our future expansion plans but do not currently need. In addition, our reductions in our workforce undertaken over the past year have substantially reduced our facilities requirements in several locations. As a result, we are attempting to sublease the facilities that we have previously leased but do not currently need. Portal has leased approximately 73,120 square feet and 38,140 square feet for its regional headquarters facilities in Herndon, Virginia and Slough, United Kingdom, respectively, for terms of ten and twenty years, respectively. The amounts leased exceed our current requirements and we plan to sublease a majority of the facilities for a substantial portion, if not the entire balance, of the lease term. Moreover, we also plan to sublease a facility in Cupertino that Portal vacated earlier this year and that comprises approximately 93,200 square feet and is leased through December 2010. There is currently a large amount of vacant commercial real estate in the San Francisco Bay Area. Moreover, currently prevailing rental rates in many locations are lower than those which we are obligated to pay under the leases. We may therefore encounter significant difficulties or delays in subleasing such surplus space and may not be able to sublease it for rents equal to those which we are obligated to pay. To the extent that we are unable to sublease this and other surplus space at an amount equal to our rent obligations for that space or to the extent sublessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we initially planned or included within accrued restructuring charges. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and adversely affect our financial results for that period. Furthermore, inability to sublease such space may adversely affect our planned uses of cash and our capital resources. Moreover, we have reduced the amount of the facilities restructuring charges we accrued in fiscal year 2002 by the estimated amount of sublease income. The assumptions we have made are based on the current market conditions in the various areas we have vacant space. These market conditions can fluctuate greatly, thus causing our accrual to be inaccurate. If, in future periods, it is determined that we have over accrued for restructuring charges as related to the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our financial statements in the period this was determined. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

Our business will suffer dramatically if we fail to successfully plan and manage changes in the size of our operations

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We have experienced rapid changes in our number of employees in recent years. On March 15, 2002, we had 808 employees compared to 1,478 employees on April 30, 2001 and 634 employees on January 31, 2000. These changes have placed, and our anticipated future operations will continue to place, a significant strain on our management resources our ability to train and allocate sufficient personnel resources to achieve our many objectives. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures and will need to continue to expand, train and manage our worldwide work force. We expect that we will have to change our facilities in certain locations and we may face difficulties and significant expenses identifying and moving into suitable office space and subleasing or assigning any surplus space. Our business will suffer dramatically if we fail to effectively manage changes in the size and scope of our operations.

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

We also use systems integrators and other strategic relationships to implement and sell infranet

We have entered into relationships with third-party systems integrators, as well as with hardware platform and software applications developers and service providers. We have derived, and anticipate that we will continue to derive, a significant portion of our market opportunities and revenues from these relationships. We could lose sales opportunities if we fail to work effectively with these parties or fail to grow our base of market and platform partners. We may also be at a serious competitive disadvantage if we fail to maintain and enhance these indirect sales channels. Many of these partners also work with competing software companies and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing and resale of our products versus the products of others. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms, or at all. Our agreements with these parties typically are in the form of nonexclusive referral fee or reseller agreements that are effective for a limited period of time and may be renewed only by mutual agreement of both parties. Therefore, there is no guarantee that any single party will continue to market our products. If these relationships fail, we will have to devote substantially more resources to the distribution, sales and marketing, implementation and support of our products than we would otherwise which would substantially increase our costs, and our efforts may not be as effective as those of our partners, either of which would harm our business.

Our significant international operations make us much more susceptible to risks from international operations

For the years ended January 31, 2002, 2001 and 2000, we derived approximately 47%, 41% and 35% of our revenue, respectively, from sales outside North America. As a result, we face risks from doing business on an international basis, including, among others:

•	reduced protection for intellectual property rights in some countries;

•	licenses, tariffs and other trade barriers;

•	fluctuations in the value of local currencies relative to the United States Dollar and greater difficulties in collecting accounts receivable;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	political and economic instability;

•	seasonal reductions in business activity;

•	potentially adverse tax consequences;

•	compliance with a wide variety of complex foreign laws and treaties; and

•	variance and unexpected changes in local laws and regulations.

We currently have offices in a number of foreign locations including Australia, Canada, China, France, Germany, Italy, Japan, Malaysia, Mexico, Poland, Singapore, Spain, South Korea, Sweden, Taiwan and the United Kingdom and may establish additional facilities in other parts of the world. Expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue. In addition, we have sold Infranet internationally for only a few years and we have limited experience in developing localized versions of Infranet and marketing and distributing them internationally.

To date we have typically denominated nearly all of our international license revenues in U.S. dollars. Therefore, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets or collection of receivables more difficult. Because our foreign denominated revenues have been minimal, we have not engage in currency hedging activities. Commencing in fiscal year 2003, we plan to denominate a larger number of international transactions in euros and certain other currencies (see also “Impact of Foreign Currency Rate Changes” in Item 3 below). In such event, we will face greater exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. In order to reduce the effect of foreign currency fluctuations, we may hedge our exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. Failure to effectively hedge foreign currency fluctuations would adversely affect our financial results.

To the extent that we are unable to successfully manage our international business due to any of the foregoing factors, our business could be adversely affected.

Our proprietary rights may be inadequately protected and there is a risk of infringement

Our success and ability to compete depend substantially upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. Policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Others may develop technologies that are similar or superior to our technology. Moreover, as the number of competitors in our industry segments grow and the functionality of products in different industry segments overlaps, we expect that our software products may in the future become subject to third-party infringement claims. Some of our competitors in the market for customer management and billing software may have filed or may intend to file patent applications covering aspects of their technology upon which they may claim our technology infringes. Any litigation, brought by us or by others, could be time-consuming and costly and could divert the attention of our technical and management personnel. In addition, litigation could cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, or at all, and could have a material and adverse impact on our gross margins and profitability. If a successful claim of product infringement were made against us, our business could be significantly harmed.

Our business will suffer if our software contains significant errors or our product development is delayed

We face possible claims and higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the “mission critical” nature of Infranet, undetected errors are of particular concern. Complex software, such as ours, always contains undetected errors. The implementation of Infranet, which we accomplish through our services division and with our partners, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. If our software contains significant undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner we could experience:

•	loss of or delay in revenues and loss of market share;

•	loss of customers;

•	failure to achieve market acceptance;

•	diversion of development and implementation resources;

•	injury to our reputation;

•	increased service and warranty costs;

•	legal actions by customers against us; and

•	increased insurance costs.

Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service giving rise to the damages. However, these contractual limitations on liability may not be enforceable, in certain jurisdictions and under certain circumstances, and we may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers’ internal systems. A product liability claim, whether or not successful, could harm our business by increasing our costs, damaging our reputation and distracting our management.

If we fail to release products on time, our business will suffer.

In the past we have failed to release certain new products and upgrades on time. These delays may result in:

•	customer dissatisfaction;

•	cancellation of orders and license agreements;

•	negative publicity;

•	loss of revenues;

•	slower market acceptance; or

•	legal action by customers against us.

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

Our future success will depend on our ability to manage technological change

The market for our products and the services they are used to support is characterized by:

•	rapid technological change;

•	frequent new product introductions;

•	changes in customer requirements; and

•	evolving industry standards.

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

The markets in which we sell our product are highly competitive and we may not be able to compete effectively

We compete in markets that are intensely competitive and rapidly changing. We face competition from providers of customer management and billing software, such as Amdocs Ltd., Convergys Corporation (which has acquired Geneva Technology Ltd.), CSG Systems International, Inc. and ADC Telecommunications Inc. We also compete with systems integrators and with internal information technology departments of larger communications providers. Many of our current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than us. We are aware of other companies that are focusing significant resources on developing and marketing products and services that will compete with us. Furthermore, in recent years a number of our competitors have been acquired by companies larger than us who have sought to expand their CM&B solutions capabilities. The failure of Portal to develop and market products and services that compete successfully with those of other suppliers in the market would harm our business. Portal anticipates that the market for its products and services will remain intensely competitive.

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

Consequently, our future revenues and profits, if any, substantially depend upon the market acceptance and expanded use of services provided through the Internet and other communication methods. Rapid growth in the use of these services is a recent phenomenon and it may not continue. As a result, a broad base of regular users of such services may not develop and the market may not accept recently introduced services and products that rely upon the adoption of such services, such as Infranet.

Many of the companies that are marketing broadband access to the Internet or are offering new services over the Internet, wireless networks and other communication mediums are relatively new businesses. In the past two years, many so called “dot.com” companies have failed and financing for emerging Internet businesses has been increasingly more difficult to obtain. We believe that the decline experienced in our North American operations since the third quarter of fiscal year 2001 is attributable in part to the difficulty experienced by several potential customers in receiving financing and a consequential impact on their decisions to make investments in customer management and billing products and services. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Emerging growth and established communications companies recently have been reducing or deferring their purchases of software and related products and the introduction of many new communication services has been delayed or cancelled. This trend in technology and software spending has hurt and will continue to seriously harm our business until conditions improve. Any general decrease by our customers and potential customers in their rate of software and network investments would result in a significant decrease in our revenues and operating income. To the extent that our customers and potential customers fail to achieve sustained profitability or obtain adequate funding, we could experience greater risk and difficulty collecting receivables from those customers that do purchase our products and services which would in turn harm our business and financial results.

Future regulation of the internet or next generation communication services may slow their growth, resulting in decreased demand for our products and services and increased costs of doing business

It is possible that state and federal regulators could adopt laws and regulations that may impose additional burdens on those companies providing communications and content services. The growth and development of new services may prompt calls for more stringent consumer protection laws or for imposition of additional taxes. The adoption of any additional laws or regulations affecting communication services may slow their adoption or impose additional burdens on those companies providing such services. A decline in the growth of next generation communication services could decrease demand for our products and services and increase our cost of doing business, or otherwise harm our business.

Our future success depends on our ability to attract and retain qualified personnel

Despite overall reductions in our total headcount, we will continue to hire sales, support, marketing, administrative and research and development personnel in fiscal year 2003 and beyond. Competition for these individuals is intense and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot succeed if we cannot attract qualified personnel. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel in general.

Acquisitions of additional companies or technologies may result in further disruptions to our business and management due to difficulties in assimilating personnel and operations

We may make additional acquisitions or investments in other companies, products or technologies in the future. If we make any acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners.

The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

Financial difficulties of companies we have invested in could adversely affect our financial results

We have made investments in three companies and may make investments in others in the future. If at any time our investment in a company were deemed impaired, we may be required to reduce the book value of that investment, which would in turn reduce our earnings in that period. Such investments could be deemed impaired, for example, if the financial condition of those companies deteriorates. As of January 31, 2002 and 2001, respectively, we had approximately $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) and $6.0 million invested in other companies. During fiscal 2002, we recorded a write-down of $4.0 million related to other than temporary impairment of these investments. Because the financial condition of these companies is outside our control, we cannot predict if, or when, the value of such investments would be required to be reduced.

The price of our common stock has been and will be volatile

The trading price of our common stock has fluctuated significantly in the past and will continue to fluctuate in the future. For example the price of our common stock through January 31, 2002 has fluctuated between $83.93 and $0.76 per share. Future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

•	quarter-to-quarter variations in our operating results;

•	failure to meet the expectations of industry analysts;

•	changes in earnings estimates by us or by analysts;

•	general conditions in the communications and content service industries;

•	announcements and technological innovations or new products by us or our competitors;

•	increased price competition; and

•	developments or disputes concerning intellectual property rights.

In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which have often been unrelated to the operating performance of these companies or our company. Decreases in the trading prices of stocks of technology companies are often precipitous. For example, the price of our stock dropped rapidly and significantly during the first quarter of fiscal year 2001, during the fourth quarter of fiscal year 2001 and during the first quarter of fiscal year 2002.

Unpredictable foreign payroll taxes may cause our operating results to fluctuate in future periods causing us to fail to meet expectations

We are generally subject to employer payroll taxes when our employees exercise their stock options. The employer payroll taxes are assessed on each employee’s gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. These employer payroll taxes are recorded as an expense and are assessed at tax rates that vary depending upon the employee’s taxing jurisdiction in the period such options are exercised based on actual gains realized by employees. However, because we are unable to predict how many stock options will be exercised, at what price and in which country during any particular period, we cannot predict, the amount, if any, of employer payroll expense that will be recorded in a future period or the impact on our future financial results.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about Portal’s risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described under the caption “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Risks Associated With Portal’s Business And Future Operating Results.”

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our short-term investment portfolio. Our short-term investments consist of instruments rated the equivalent of Standard & Poor’s and Moody’s short-term rating A1/P1 or long-term rating of at least A/A2. This policy dictates that we diversify our holdings and limit our short-term investments to a maximum of $5 million to any one issuer. Our policy also dictates that all short-term investments mature in 24 months or less.

The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for Portals’ investment portfolios as of January 31, 2002. This table does not include cash because cash is not subject to market risk. It also does not include long-term investments as they are held to maturity and, therefore, near-term changes in market rates will not result in losses. (In thousands, except weighted average yields):

	Maturing within 1 Year	Maturing within 2 Years	Thereafter	Total
As of January 31, 2002:
Cash Equivalents	$28,423	$—	$—	$28,423
Weighted Average Yield	1.80%	—%	—%	1.80%
Investments	59,512	17,669	—	77,181
Weighted Average Yield	3.88%	3.77%	—%	3.85%

Total Portfolio	$87,935	$17,669	$—	$105,604
Weighted Average Yield	3.20%	3.77%	—%	3.30%

Impact of Foreign Currency Rate Changes

During fiscal year 2002, most local currencies of our international subsidiaries weakened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk has been insignificant primarily due to the denomination of nearly all of our sales transactions in U.S. dollars. For the fiscal year ended January 31, 2002, there was an immaterial currency exchange impact from our intercompany transactions. To date, we have not engaged in foreign currency hedging.

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

We have audited the accompanying consolidated balance sheets of Portal Software, Inc. as of January 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (net capital deficiency) and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the management of Portal Software, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Portal Software, Inc. at January 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/	ERNST & YOUNG LLP

Palo Alto, California
February 14, 2002

PORTAL SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	January 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$36,318	$69,323
Accounts receivable, net of allowance for doubtful accounts of $7,869 and	22,323	83,225
Short-term investments	75,463	141,275
Restricted short-term investments	1,718	7,198
Deferred income taxes	2,733	5,045
Prepaid expenses and other current assets	5,083	11,302

Total current assets	143,638	317,368
Property and equipment, net	43,146	54,209
Goodwill, net	—	229,301
Purchased developed technology, net	7,315	12,938
Restricted long-term investments	15,414	3,466
Other assets	3,693	12,772

	$213,206	$630,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,079	$9,923
Accrued compensation	12,136	24,198
Accrued acquisition expenses	557	11,629
Accrued restructuring expenses	34,981	—
Other accrued liabilities	17,014	18,983
Short-term notes payable	—	2,250
Current portion of capital lease obligations	587	2,093
Deferred revenue	37,466	66,937

Total current liabilities	106,820	136,013
Long-term notes payable	1,658	1,800
Long-term portion of capital lease obligations	11	598
Long-term deferred income taxes	2,733	5,045
Other liabilities	49	209

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series: 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized at January 31, 2002; 174,948 and 171,344 shares issued and outstanding at January 31, 2002 and January 31, 2001, respectively	175	171
Additional paid-in capital	536,249	526,732
Accumulated other comprehensive income (loss)	(709)	132
Notes receivable from stockholders	(79)	(127)
Deferred stock compensation	(335)	(2,653)
Accumulated deficit	(433,366)	(37,866)

Stockholders’ equity	101,935	486,389

	$213,206	$630,054

See accompanying notes.

PORTAL SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended January 31,
	2002	2001	2000
Revenues:
License fees	$70,598	$180,334	$67,049
Services	84,192	87,973	36,000

Total revenues	154,790	268,307	103,049

Costs and expenses:
Cost of license fees	1,349	4,917	2,596
Cost of services	61,182	59,555	22,808
Amortization of purchased developed technology	4,250	862	—
Research and development	59,795	57,685	26,090
Sales and marketing	81,309	96,836	43,671
General and administrative	38,508	31,886	15,349
Amortization of deferred stock compensation	1,992	3,726	8,235
In-process research and development	—	9,200	—
Amortization of goodwill	31,127	14,864	—
Reduction in intangibles due to impairment	199,158	—	—
Restructuring costs	71,020	—	—

Total costs and expenses	549,690	279,531	118,749

Loss from operations	(394,900)	(11,224)	(15,700)
Interest and other income, net	8,120	12,898	5,886
One-time gain upon expiration of unexercised put option on common stock	—	—	3,810
Write-down of impaired investments	(4,000)	—	—

Income (loss) before income taxes	(390,780)	1,674	(6,004)
Provision for income taxes	(4,720)	(3,981)	(1,616)

Net loss	$(395,500)	$(2,307)	$(7,620)

Basic and diluted net loss per share	$(2.30)	$(0.01)	$(0.06)

Shares used in computing basic and diluted net loss per share	171,989	159,865	124,816

See accompanying notes.

PORTAL SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumu- lated Other Compre- hensive Income (Loss)	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Deficit	Total Stock- holders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balances at January 31, 1999	57,304,374	$18,482	78,367,086	$927	$16,753	$—	$(318)	$(14,456)	$(27,939)	$(6,551)
Comprehensive loss:
Net unrealized loss on investments	—	—	—	—	—	(704)	—	—	—	(704)
Translation adjustment and other	—	—	—	—	—	65	—	—	—	65
Net loss	—	—	—	—	—	—	—	—	(7,620)	(7,620)

Total comprehensive loss										(8,259)

Issuance of Series A preferred stock upon exercise of warrants	682,200	58	—	—	—	—	—	—	—	58
Conversion of preferred stock to common stock upon completion of initial public offering	(57,986,574)	(18,540)	57,986,574	29	18,511	—	—	—	—	—
Issuance of common stock in initial public offering and private placement, net of issuance costs	—	—	15,961,198	8	102,360	—	—	—	—	102,368
Reincorporation to Delaware.	—	—	—	(888)	888	—	—	—	—	—
Issuance of common stock in secondary public offering, net of issuance costs	—	—	5,900,000	3	105,959	—	—	—	—	105,962
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	(408,618)	—	3,258	—	59	—	—	3,317
Issuance of common stock for cash	—	—	145,914	—	118	—	—	—	—	118
Issuance of common stock upon exercise of warrants	—	—	474,944	—	146	—	—	—	—	146
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	499,402	—	2,976	—	—	—	—	2,976
Impact of stock split	—	—	—	80	(80)	—	—	—	—	—
Deferred stock compensation	—	—	—	—	158	—	—	(158)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	8,235	—	8,235

Balances at January 31, 2000	—	—	158,926,500	159	251,047	(639)	(259)	$(6,379)	(35,559)	208,370
Comprehensive loss:
Net unrealized gain on investments	—	—	—	—	—	1,503	—	—	—	1,503
Translation adjustment and other	—	—	—	—	—	(732)	—	—	—	(732)
Net loss	—	—	—	—	—	—	—	—	(2,307)	(2,307)

Total comprehensive loss										(1,536)

Issuance of common stock upon exercise of stock options, net of repurchases	—	—	4,469,453	4	14,615	—	132	—	—	14,751
Tax benefits from employee stock option plans	—	—	—	—	5,050	—	—	—	—	5,050
Issuance of common stock upon acquisition of Solution42	—	—	6,818,188	7	248,751	—	—	—	—	248,758
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	1,130,305	1	7,269	—	—	—	—	7,270
Amortization of deferred stock compensation	—	—	—	—	—	—	—	3,726	—	3,726

Balances at January 31, 2001	—	—	171,344,446	171	526,732	132	(127)	(2,653)	(37,866)	486,389
Comprehensive loss:
Net unrealized loss on investments	—	—	—	—	—	(183)	—	—	—	(183)
Translation adjustment and other	—	—	—	—	—	(658)	—	—	—	(658)
Net loss	—	—	—	—	—	—	—	—	(395,500)	(395,500)

Total comprehensive loss										(396,341)

PORTAL SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)—(Continued)
(in thousands, except share amounts)
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumu- lated Other Compre- hensive Income (Loss)	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Deficit	Total Stock- holders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	1,212,607	2	2,279	—	—	—	—	2,281
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	2,390,743	2	7,351	—	—	—	—	7,353
Amortization of deferred stock compensation	—	—	—	—	—	—	—	1,992	—	1,992
Payments on shareholder notes receivable	—	—	—	—	—	—	48	—	—	48
Stock options assumed upon acquisition of BayGate	—	—	—	—	289	—	—	(134)	—	155
Reduction of deferred stock compensation related to terminations	—	—	—	—	(402)	—	—	460	—	58

Balances at January 31, 2002	—	$—	174,947,796	$175	$536,249	$(709)	$(79)	$(335)	$(433,366)	$101,935

See accompanying notes.

PORTAL SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended January 31,
	2002	2001	2000
OPERATING ACTIVITIES:
Net loss	$(395,500)	$(2,307)	$(7,620)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,966	8,416	1,939
Amortization of deferred stock compensation	1,992	3,726	8,235
Remeasurement gain related to put option	—	—	(3,810)
In-process research and development	—	9,200	—
Amortization of purchased intangibles and goodwill	35,377	15,726	—
Reduction in intangibles due to impairment	199,158	—	—
Restructuring costs	71,020	—	—
Write-down of impaired investments	4,000	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	60,902	(52,113)	(14,072)
Prepaids and other current assets	3,463	(5,417)	(1,585)
Other assets	785	(2,175)	(285)
Accounts payable	(5,917)	2,594	3,088
Accrued compensation	(12,271)	14,864	7,913
Other accrued liabilities	(35,020)	8,478	80
Deferred revenue	(29,470)	33,564	9,513

Net cash provided by (used in) operating activities	(83,515)	34,556	3,396

INVESTING ACTIVITIES:
Purchases of short-term investments	(184,089)	(136,463)	(201,433)
Sales of short-term investments	97,699	43,320	—
Maturity of short-term investments	149,978	106,857	42,851
Purchases of long-term investments	(6,992)	(2,747)	(5,948)
Maturity of long-term investments	3,000	2,237	68
Purchases of property and equipment	(12,634)	(40,329)	(15,186)
Purchases of private equity investments	—	(5,000)	(2,000)
Proceeds from sale of private equity investments	1,112	—	—
Cash acquired from (used in) acquisitions	(2,103)	2,459	—

Net cash provided by (used in) investing activities	45,971	(29,666)	(181,648)

FINANCING ACTIVITIES:
Payments received from stockholder notes receivable	48	132	—
Repayment of notes payable	(2,391)	—	—
Repayment of long-term debt	—	—	(4,122)
Proceeds from line of credit	—	—	1,000
Repayment of line of credit	—	—	(1,000)
Principal payments under capital lease obligations	(2,093)	(1,142)	(544)
Proceeds from issuance of common stock, net of repurchases and issuance costs	9,634	21,890	214,952

Net cash from financing activities	5,198	20,880	210,286

Effect of exchange rate on cash and cash equivalents	(659)	(334)	44

Net increase (decrease) in cash and cash equivalents	(33,005)	25,436	32,078
Cash and cash equivalents at beginning of year	69,323	43,887	11,809

Cash and cash equivalents at end of year	$36,318	$69,323	$43,887

Supplemental disclosures of cash flow information:
Interest paid	$172	$181	$366

Income taxes paid	$1,865	$145	$553

Supplemental disclosures of non-cash financing activity:
Equipment acquired under capital lease obligations	$—	$1,540	$337

Deferred stock compensation related to options granted	$—	$—	$158

Issuance of common stock for acquisition of Solution42	$—	$248,758	$—

Stock options assumed upon acquisition of BayGate	$289	$—	$—

See accompanying notes.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Significant Accounting Policies:

Nature of Business and Basis of Presentation

Portal Software, Inc., or Portal, develops customer management and billing software solutions for communications and content service providers. Portal’s real time, convergent platform enables its customers to rapidly create, deploy and bill for services with flexible business models. Portal’s software is licensed by a majority of the world’s largest communications providers to deliver voice, data, video and content services across wireless, wireline, cable and satellite networks. Portal markets its products worldwide through a combination of a direct sales force and system integration partners. Substantially all of Portal’s license revenues are derived from sales of its Infranet product line.

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

Revenue Recognition

License revenues are comprised of fees for multi-year or perpetual licenses, which are primarily derived from contracts with corporate customers and resellers. Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Portal obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. We recognize license revenue using the residual method. The software is considered to have been delivered when Portal has provided the customer with the access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue from arrangements with customers who are not the ultimate users (resellers) is not recognized until evidence of an arrangement with an end user has been received. Portal’s policy should we enter into a transaction with a customer to purchase the customer’s products contemporaneously with the customer’s purchase of software from Portal, is to recognize the amount of license fees paid to Portal net of the fees paid for the customer’s products.

Services revenues are primarily comprised of revenue from systems integration or other consulting fees, maintenance agreements and training. Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, license and service revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, which has been the case in the majority of our license arrangements, the revenue related to the license is recorded upon delivery and the revenue related to the fair value of the software services is recognized as the services are performed. Fair value is based on the price charged when these services are sold separately. Maintenance agreements provide technical support and include the right to unspecified upgrades on an if-and-when-available basis. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which is typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are generally recorded as deferred revenue.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development

Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on Portal’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by Portal between the completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, through January 31, 2002, Portal has charged all such costs to research and development expense in the period incurred.

Concentration of Credit Risk

Portal sells its software and services to customers consisting mainly of North American, European and Asia-Pacific communication service providers and enhanced service developers. Portal performs ongoing credit evaluations of its customers and does not require collateral. Portal maintains an allowance for potential credit losses and such losses have been within management’s expectations. During fiscal year 2002, 2001 and 2000, Portal added approximately $11.0 million, $2.1 million and $1.0 million, respectively, to its allowance for doubtful accounts. Write-offs of uncollectible accounts totaled $6.0 million, $0.4 million and $0.8 million for fiscal year 2002, 2001 and 2000, respectively.

One customer accounted for 20% of total revenue during fiscal 2002. No individual customer accounted for 10% or more of total revenue during fiscal 2001. One customer accounted for 10% of total revenue during fiscal 2000.

Segment Information

Portal operates solely in one segment, the development and marketing of customer management and billing software. Portal’s foreign operations consist primarily of sales, marketing and support activities through its foreign subsidiaries. We also conduct software development at one site in Germany. Operating losses generated by the foreign operations of Portal and their corresponding identifiable assets were not material in any period presented. Portal’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Portal does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as Portal’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, Portal does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

Portal’s export revenue represented 47%, 41% and 35% of total revenues in fiscal year 2002, 2001 and 2000, respectively. All of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe (which is defined by Portal as Europe, Middle East and Africa) and Intercontinental (which is defined by Portal as Asia-Pacific, Japan and Latin America). European revenues for these years, respectively, were $48.2 million, $65.0 million and $28.7 million and Intercontinental revenues were $24.8 million, $46.4 million and $7.5 million.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The fair value of short-term and long-term notes payable and short-term and long-term capital lease obligations is estimated based on current interest rates available to Portal for debt instruments with similar terms, degrees of risk and remaining maturities. At January 31, 2002 and 2001, the carrying values of these obligations approximate their respective fair values.

Advertising

Portal expenses advertising costs as incurred. Advertising expense for fiscal year 2002, 2001 and 2000 was approximately $0.2 million, $0.9 million and $0.5 million, respectively.

Cash, Cash Equivalents, Short-Term and Long-Term Investments

Portal considers all highly liquid, low-risk debt instruments with an original maturity, at the date of purchase, of three months or less to be cash equivalents. At January 31, 2002 and 2001, cash equivalents and short-term investments consist primarily of commercial paper, corporate notes, money market funds and government securities. All short-term investments mature within 24 months.

Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No.115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders’ equity. At January 31, 2002 unrealized gains, for cash equivalents and short-term investments, were $0.6 million, due primarily to the effects of decreasing interest rates on longer-term securities, and at January 31, 2001, unrealized gains, for cash equivalents and short-term investments, were $0.8 million. It is possible that a portion of the unrealized gain will be realized, as many high-yielding corporate notes are being downgraded to a level at or below the minimum requirements of our investment policy. As this happens, these securities will be sold resulting in a realized gain. Debt and discount securities are adjusted for straight-line amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method and are immaterial for all periods presented.

The following schedule summarizes the estimated fair value of Portal’s cash, cash equivalents and short-term investments (in thousands):

	January 31,
	2002	2001
Cash and cash equivalents:
Cash	$7,895	$16,973
Money market funds	16,435	41,380
Commercial paper	—	9,674
U.S. Government securities	11,988	1,296

	$36,318	$69,323

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments at January 31, 2002 :

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Corporate notes	$39,086	$583	$—	$39,669
U.S. Government securities	35,485	33	—	35,518
Commercial paper	1,993	1	—	1,994
Restricted investments	(1,718)	—	—	(1,718)

	$74,846	$617	$—	$75,463

Short-term investments at January 31, 2001:

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Corporate notes	$106,688	$740	$—	$107,428
Municipal bonds	31,354	77	—	31,431
Commercial paper	9,627	—	(13)	9,614
Less restricted investments	(7,198)	—	—	(7,198)

	$140,471	$817	$(13)	$141,275

The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands):

	January 31,
	2002	2001
Due within one year	$59,512	$115,183
Due within two years	17,669	33,290
Restricted short-term investments	(1,718)	(7,198)

	$75,463	$141,275

As of January 31, 2002 restricted short-term investments of $1.7 million combined with restricted long-term investments of $15.4 million represent collateral for five letters of credit and one bank guarantee. The five letters of credit issued in lieu of a cash security deposit are renewable annually and expire on various dates from October 31, 2005 through March 5, 2021. The bank guarantee, issued to secure outstanding bank loans of former shareholders of Solution42, is for $1.6 million and expires on April 30, 2002. Restricted investments consist of corporate bonds maturing over a period of one to two years.

At January 31, 2001, short-term restricted investments of $7.2 million combined with restricted long-term investments of $3.5 million represented collateral for four letters of credit issued in lieu of security deposits for facility leases and consist of corporate bonds maturing over a period of one to two years.

Portal also invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) as of January 31, 2002 and $6.0 million as of January 31, 2001. The investments are accounted for using the cost method as Portal does not have the ability to exercise significant influence over the operations of these companies and Portal’s investment is less than 20% of the outstanding

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

voting shares in each entity. Portal monitors its investments for other than temporary impairment, basing its assessment on a review of the investee’s operations and other indicators. Other indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing and prospects for liquidity of the related securities. During the quarter ended July 31, 2001, Portal recorded a write-down of $4.0 million related to other than temporary impairment of these investments.

Depreciation and Amortization

Depreciation on office and computer equipment and furniture is computed using the straight-line method over estimated useful lives of two to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or their estimated useful lives, typically five years.

Goodwill

Goodwill is carried at cost less accumulated amortization. Amortization, through the year ended January 31, 2002, is computed using the straight-line method over the estimated economic life of four years. During fiscal 2002, Portal recorded a charge of $194.5 million to reflect the impairment of goodwill. Goodwill was further reduced by $3.5 million due to the reversal of excess accrued direct acquisition costs. As of January 31, 2002 there was no remaining balance in goodwill.

Impairment of Long-Lived Assets

Long-lived assets and intangibles, including goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the presence of indicators exist that would suggest the impairment of assets, the estimated future net cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management’s best estimates, using appropriate assumptions and projections at the time.

During the second quarter of 2002, we identified indicators of possible impairment of the intangible assets arising from our acquisition of Solution42. These indicators included deterioration in the business climate and prospects and intentions for this subsidiary. Our reduction in force of our Solution42 employee base in the second quarter of fiscal 2002 contributed to these factors. With the assistance of independent valuation experts, we performed asset impairment tests at the Solution42 subsidiary level, the lowest level for which there were identifiable cash flows related to these acquired intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows to the carrying amount of the long-lived assets resulting from the Solution42 acquisition. Based on the results of these tests, we determined that long-lived assets initially recorded in connection with this acquisition were significantly impaired.

We measured the impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeded its fair value. Measurement of fair value was based on an analysis of the future discounted cash flows at the Solution42 level. In performing this analysis, we used the best information available in the circumstances including reasonable and supportable assumptions and projections. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on our best estimate of projected future cash flows. The discount rate was based on historical risk premiums required by investors for companies of our size, industry and capital structure and included risk factors specific to us. The analysis indicated that our

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

long-lived assets for Solution42 were impaired by an amount totaling $193.4 million. Accordingly, we recorded an impairment write-down of this amount during the second quarter of fiscal 2002.

During the quarter ended October 31, 2001, we further reduced goodwill by $3.5 million due to the reversal of excess accrued direct acquisition costs. During the final quarter of fiscal 2002, we identified additional indicators of impairment of our remaining Solution 42 long-lived assets. As a result, we recorded charges of $1.1 million and $2.2 million to reflect the impairment of goodwill and purchased developed technology, respectively, related to our investment.

Due to the lack of revenues generated from BayGate products together with the October 2001 reduction of workforce associated with BayGate’s product, we cancelled the further planned development of BayGate-related products. Based on these key factors, we recorded a charge of $2.5 million during the quarter ended October 31, 2001, to reflect the impairment of purchased developed technology related to our investment in BayGate.

We did not record any write-downs of long-lived assets during fiscal 2001 and 2000.

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

The following table presents the calculation of basic and diluted net loss per share for each of the three years in the period ended January 31, 2002 (in thousands, except per share data):

	Years ended January 31,
	2002	2001	2000
Basic and diluted:
Net loss	$(395,500)	$(2,307)	$(7,620)

Weighted-average shares of common stock outstanding	172,902	163,920	133,000
Less: Weighted-average shares subject to repurchase	(913)	(4,055)	(8,184)

Weighted-average shares used in computing basic net loss per share	171,989	159,865	124,816

Net loss per share	$(2.30)	$(0.01)	$(0.06)

Portal has excluded outstanding warrants and stock options from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share was 4,524,517, 14,973,964 and 20,679,540 for fiscal year 2002, 2001 and 2000, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method. See Note 8 for further information on these securities.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“FAS 123”), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Portal has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its stock option plans. See the pro forma disclosures of applying FAS 123 included in Note 8.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued FAS 141 “Business Combinations” (“FAS 141”) and FAS 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires the purchase method of accounting for all business combinations and specifies criteria required to recognize and report intangible assets separate from goodwill. FAS 141 is effective for all business combinations accounted for using the purchase method that are completed after June 30, 2001 and for all business combinations initiated after June 30, 2001. The adoption of FAS 141 did not have a significant impact on our financial statements.

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

In August, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”) that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. FAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” (“FAS 121”) and certain aspects of Accounting Principles Board Opinion 30, “Reporting the Results of Operations” (“APB 30”). FAS 144 provides guidance for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. FAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We have not yet determined the effect FAS 144 will have on our financial statements.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)  Property and Equipment

Property and equipment is recorded at cost and consists of the following (in thousands):

	January 31,
	2002	2001
Land and buildings	$1,706	$1,728
Office and computer equipment	50,367	43,749
Furniture and fixtures	8,373	7,092
Leasehold improvements	12,611	14,269

	73,057	66,838
Less accumulated depreciation and amortization	29,911	12,629

Property and equipment, net	$43,146	$54,209

Included in property and equipment were assets acquired under capital lease obligations and notes payable (see Note 5). Assets acquired under capital leases had a cost of approximately $4.5 million at January 31, 2002 and 2001 with related accumulated depreciation of approximately $3.0 million and $1.8 million at January 31, 2002 and 2001, respectively. There were no assets acquired with notes payable during the year ended January 31, 2002 and 2000.

(3)  Acquisition

On May 10, 2001, Portal purchased all of the outstanding stock of privately held BayGate, Inc (“BayGate”) for $2.2 million in cash and up to an additional $2.5 million in cash based on achievement of certain revenue and engineering objectives. BayGate is a provider of database management software. The acquisition was completed in July 2001 and was accounted for as a purchase. Using the income approach, which estimates the net present value of future earnings and cash flow potential, Portal estimated a total potential value of $6.6 million for purchased developed technology. Based on consideration given at the time of acquisition, the amount allocated to purchased developed technology was $4.1 million. Upon achievement of specified revenue and engineering objectives, the additional consideration would have been allocated to purchased developed technology. The consolidated financial statements include the operating results of BayGate from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Amounts allocated to developed technology were being amortized over its estimated useful life of three years. As of January 31, 2002, the remaining merger accrual related to the acquisition of BayGate is $0.3 million which represents lease commitments through September 2004.

Due to the lack of revenues generated from BayGate products together with the October 2001 reduction of workforce (see Note 4) associated with BayGate’s product, Portal cancelled the further planned development of BayGate related products. Based on these key factors, Portal recorded a charge of $2.5 million during the quarter ended October 31, 2001, to reflect the impairment of purchased developed technology related to Portal’s investment in BayGate (see Note 1). As of January 31, 2002, we no longer have purchased developed technology related to our investment in BayGate due to a combination of impairment charges and amortization during fiscal 2002. Under a new agreement, a final payment of $0.3 million was made in January 2002 in satisfaction of all our obligations to the BayGate shareholders under the purchase agreement.

On November 2, 2000, Portal acquired SOLUTION42 AG (“Solution42”) and its subsidiaries. Solution42 is a Germany-based provider of wireless voice mediation, provisioning and rating technologies. The acquisition was treated as a purchase for accounting purposes, and accordingly, the purchase price has been allocated to the

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The consolidated financial statements include the operating results of Solution42 from the date of acquisition.

At the date of acquisition, the purchase price was $263.6 million, which is represented by the fair value of the stock issued as consideration and direct acquisition costs of $14.8 million. In addition, Portal recorded a deferred tax liability of $5.0 million, representing the tax effect of the developed technology as required under FAS 109. The fair value of the shares was determined using a five-day average trading price around the date of acquisition. Under the terms of the agreement, Portal issued, to the shareholders of Solution42, shares in a Portal subsidiary based in Germany, which may be exchanged for up to 7.5 million shares of Portal common stock and includes a two-year economic earn-out. The fair value of the 681,812 shares subject to the two-year economic earn-out was $8.9 million as of January 31, 2001. These shares will be valued at their fair value when they are either probable of being earned or earned and will result in additional goodwill to be amortized over the remaining useful life.

The following is the allocation of the non-contingent purchase price and deferred tax liability (in thousands):

Net assets acquired	$1,475
Purchased developed technology	13,800
In-process research and development	9,200
Goodwill	244,165

$268,640

Portal recorded an asset of $13.8 million for purchased developed technology as a result of acquiring Solution42. The value was determined, with the assistance of independent third-party appraisers, by estimating the present value of cash flows from developed technology as based on Portal management and industry assumptions and market data. During the fiscal 2002, Portal recorded a charge of $2.2 million to reflect the impairment of purchased developed technology as related to Portal’s investment in Solution42 (see Note 1). Purchased developed technology is being amortized, on a straight-line basis, over its estimated useful life of four years. Amortization expense was $3.5 million and $0.9 million for the year ended January 31, 2002 and 2001, respectively. Amortization expense is estimated to be $2.7 million in fiscal 2003, $2.7 million in fiscal 2004 and $2.0 million in fiscal 2005.

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

Goodwill, as related to the acquisition of Solution42, was recorded in the amount of $244.2 million and was being amortized, on a straight-line basis, over its estimated useful life of four years. Amortization expense was $31.1 million and $14.9 million for the year ended January 31, 2002 and 2001, respectively. During the year ended January 31, 2002, Portal recorded a charge of $194.5 million to reflect the impairment of goodwill (see Note 1). Goodwill was further reduced in the quarter ended October 31, 2001 by $3.5 million due to the reversal of excess accrued direct acquisition costs.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the acquisition of Solution42, Portal incurred direct acquisition costs including incremental costs to exit and consolidate activities of Solution42 and the involuntary termination of certain Solution42 employees. Generally accepted accounting principles require that these costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired. The allocation of the purchase price incorporates these items. The direct acquisition costs were comprised of $7.8 million of outside services, $3.8 million of severance and $3.2 million of other related direct acquisition costs. The balance remaining as of January 31, 2002 is $0.3 million which represents costs related to service contracts.

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

	For the years ended January 31,
	2001		2000
(in thousands, except per share data)	Including Solution42	As reported	Including Solution42	As reported
Net revenue	$277,293	$268,307	$112,819	$103,049
Net loss	(44,369)	(2,307)	(71,847)	(7,620)
Net loss per share, diluted	(0.27)	(0.01)	(0.55)	(0.06)
Shares used in computing diluted net loss per share	166,683	159,865	131,634	124,816

(4)  Restructuring

In May 2001, Portal’s Board of Directors approved a plan to reduce its cost structure. The plan was a combination of a reduction in workforce of approximately 300 employees or 20% of the workforce, consolidations of facilities and asset write-offs. These workforce reductions affected all functional areas of Portal and were largely completed in the quarter ended July 31, 2001. As a result of the restructuring plan, Portal incurred a charge of $41.3 million in the quarter ended July 31, 2001. The restructuring charge included approximately $6.9 million of severance related amounts, $20.4 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, and $13.1 million in asset write-offs. The estimated costs of abandoning these leased facilities, including estimated costs to sublease were determined through assessment of market information trend analyses.

In October 2001, Portal’s Board of Directors approved an additional restructuring plan to further reduce its cost structure in response to the continued global deferral of capital expenditures by telecommunications companies as well as the general downturn in the economy. The restructuring plan included a reduction in workforce of approximately 320 employees, or 28% of the workforce, which affected all functional areas of Portal and was largely completed in the quarter ended January 31, 2002. The plan also included further consolidations of facilities and asset write-offs. Portal incurred a charge of $19.3 million and $10.4 million in the quarter ended October 31, 2001 and January 31, 2002, respectively, as a result of the additional restructuring plan. The restructuring charge included approximately $10.4 million of severance related amounts, $16.0 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, and $2.7 million in asset write-offs. The additional charges in the quarter ended January 31, 2002 were necessitated by revised estimates of sublease commencement dates and rental rate projections to reflect continuing declines in market conditions as well as additional severance for foreign employees.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 31, 2002, the remaining restructuring expense reserves were $35.0 million. The remaining severance is expected to be paid out through the second quarter of fiscal 2003. Facility related costs are expected to be paid out through April 2011. Actual future cash requirements may differ materially from the accrual at January 31, 2002, particularly if actual sublease income is significantly different from current estimates. A summary of restructuring activities along with the respective remaining reserves follows:

(In thousands)	Restructuring charges	Utilized	Balance remaining January 31, 2002
Severance	$17,306	$(15,356)	$1,950
Facilities	36,341	(6,365)	29,976
Asset write-offs	15,802	(13,421)	2,381
Other	1,571	(897)	674

	$71,020	$(36,039)	$34,981

(5)  Short-term and Long-term Notes Payable

In November 2000, Portal acquired Solution42 (See Note 3). The liabilities assumed as part of the acquisition included two short-term notes payable and four long-term notes payable.

The first short-term note payable was unsecured and accrued interest at 6% per annum. The interest was due and payable one month after management’s approval of the annual financial statements. Under the original terms of the loan, principal payments were not due until June 2002 and were to continue through June 2005. However, after the acquisition, Portal management made arrangements to repay the entire balance in fiscal year 2002. Due to this decision, the entire loan balance of $0.8 million was classified as short-term as of January 31, 2001. This note was repaid in fiscal 2002. The second short-term note payable was unsecured and accrued interest at 6% per annum. The interest was due and payable on a quarterly basis. The terms of the loan required repayment of the principal in June 2001 and was repaid accordingly.

The four long-term notes payable are mortgages for two facilities purchased by Solution42. Two of the loans accrue interest at 4.45% per annum. These two loans are guaranteed by a German government organization and have restrictions on the transfer of property. Principal and interest are due in December 2010 and June 2011 and as of January 31, 2002, the balances due on these loans were $0.6 million each. The other two loans accrue interest at 5.10% and 4.88% per annum. The interest rates on these loans are fixed until 2008 and 2009, respectively, at which time the rates can be renegotiated. Principal and interest are due monthly through October 2015 and November 2024, respectively and as of January 31, 2002 the balances due on these loans were $0.3 million and $0.2 million, respectively.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under long-term notes payable are as follows (in thousands):

Year ending January 31,
2003	$96
2004	96
2005	96
2006	96
2007	96
Thereafter	1,954

Total minimum payments	2,434
Less amount representing interest	(776)

Present value of future payments	1,658
Less current portion	—

Long-term portion	$1,658

(6)  Agreement with Accenture LLP (formerly Andersen Consulting) LLP

On April 12, 1999, Portal entered into a strategic alliance with Accenture LLP (“Accenture”) under which Accenture agreed to provide services to Portal and the parties agreed to expand their existing marketing alliance and work closely together to expand their customer service and marketing relationship.

Under this agreement, Portal agreed to compensate Accenture for its services with a minimum services fee. As a result of this relationship, a prepaid service asset of $6.6 million was recorded related to the development of a specific product and was being amortized on a straight-line basis over the term of the agreement of approximately four and one half years. However, due to the Company’s May 2001 restructuring (see Note 4), the further development and sale of this product was cancelled because of a lack of required internal resources. Consequently, the remaining balance of $5.0 million was written-off in the quarter ended July 31, 2001 and was included in the restructuring charges.

(7)  Commitments and Contingencies

Operating Leases

Portal leases its office facilities and some property under various operating lease agreements. During fiscal 2002, Portal entered into leases in Herndon, Virginia and Slough, UK which expire in March 2011 and March 2021, respectively. During fiscal 2000, Portal entered into two leases for its worldwide headquarters, which expire in December 2010. Rental expense, net of sublease income, for all operating leases was approximately $15.1 million, $14.6 million and $4.7 million for fiscal years 2002, 2001 and 2000, respectively.

Future minimum lease payments as of January 31, 2002 for all operating leases are as follows (in thousands):

Year ending January 31,
2003	$15,831
2004	15,122
2005	14,546
2006	14,434
2007	13,820
Thereafter	77,003

Total minimum lease payments	$150,756

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments, as stated above, do not reflect committed future sublease income of $2.3 million, $1.9 million, $1.2 million, $1.1 million and $0.8 million for the years ended January 31, 2003, 2004, 2005, 2006 and 2007, respectively, and $1.8 million thereafter. Of the $141.6 million net non-cancelable operating leases, net of $9.1 million of sublease income, $30.0 million has been included in accrued restructuring expenses as of January 31, 2002.

In connection with the leases for several facilities, Portal has issued five letters of credit as deposits (see Note 1). The five letters of credit issued in lieu of a cash security deposit are renewable annually and expire on various dates from October 31, 2005 through March 5, 2021.

Capital Lease Obligations

Portal leases certain furniture, computers and equipment under non-cancelable capital leases. Obligations under capital leases represent the present value of future non-cancelable rental payments under various lease agreements.

Future minimum lease payments under capital leases are as follows (in thousands):

Year ending January 31,
2003	$609
2004	11

Total minimum payments	620
Less amount representing interest	(22)

Present value of future payments	598
Less current portion	(587)

Long-term portion	$11

Legal Matters

On July 9, 2001, a purported class action complaint was filed in the Federal District Court Southern District of New York against Portal, certain of its officers and several underwriters of the Company’s initial public offering “(IPO”). The lawsuit alleges violations of the federal securities laws arising from alleged improprieties by the underwriters in connection with our 1999 IPO and claims to be on behalf of all persons who purchased Portal Software shares from May 5, 1999 through December 6, 2000. Four additional nearly identical class actions were also filed in July and August 2001 based on essentially the same facts and allegations. Specifically, the complaints allege the underwriters charged certain of their customers fees in excess of those disclosed in the prospectus and engaged in certain allegedly improper activities in connection with the distribution of the IPO shares. The complaint was subsequently amended to allege similar claims with respect our secondary public offering in September 1999.

The cases have been consolidated into a single action, but we do not know whether or when a consolidated complaint may be filed. No date has been set for the Company to respond to the complaints. These actions are part of the IPO Securities Litigation against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against the Company.

In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of Portal. However, depending on the amount and timing, an unfavorable resolution of these matters could materially affect our future results of operations or cash flows in a particular period.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Stockholders’ Equity

Reincorporation and Stock Splits

During February 1999, Portal’s board of directors authorized the reincorporation of Portal in the state of Delaware. This reincorporation was effective on April 29, 1999. Portal is authorized to issue 1,000,000,000 shares of common stock, $0.001 par value and 5,000,000 shares of undesignated preferred stock, $0.001 par value. The board of directors will have the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock.

In April 1999, Portal’s board of directors approved a three-for-one split of Portal’s common and preferred stock. The stock split took place on April 29, 1999. In December 1999, the board of directors approved a two-for-one split of Portal’s common stock, which was effected by means of a stock dividend. This stock dividend was paid on January 19, 2000. Concurrently with the stock dividend, Portal’s outstanding stock options and stock option purchase plans were adjusted to reflect the two-for-one stock split. All share and per share amounts in these accompanying consolidated financial statements have been adjusted retroactively to reflect these stock splits.

Initial Public Offering

On May 11, 1999, Portal completed an initial public offering of its common stock. All 9.2 million shares covered by Portal’s Registration Statement on Form S-1, including shares covered by an over-allotment option that was exercised, were sold by Portal at a price of $7.00 per share, less an underwriting discount of $0.49 per share. In addition, on May 11, 1999, Portal issued 760,368 shares of common stock to Accenture and 6.0 million shares of common stock to Cisco Systems, Inc. for $6.51 per share or an aggregate purchase price of approximately $44.0 million. Net proceeds to Portal from all shares sold wereapproximately $102.4 million.

Upon the consummation of Portal’s initial public offering on May 11, 1999, all of the then outstanding Series A preferred stock and Series B preferred stock automatically converted into common stock.

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

Convertible Preferred Stock

In connection with the initial public offering in May 1999, all convertible preferred stock was converted to common stock. As of January 31, 2002 and 2001, 5,000,000 shares of preferred stock were authorized and no shares were outstanding.

Common Stock

Portal has issued shares of common stock, which are subject to Portal’s right to repurchase at the original issuance price upon the occurrence of certain events, as defined in the agreement relating to the sale of such stock. The repurchase rights lapse ratably over a period of one to four years from the date of issuance. At January 31, 2002, 2001 and 2000, approximately 195,131, 2,348,801 and 5,627,966 shares were subject to

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase. Of the shares subject to repurchase, 195,131, 2,348,801 and 5,501,240 shares were issued upon the exercise of options under the 1995 Stock Option/Issuance Plan.

At January 31, 2002, common stock was reserved for issuance as follows:

Exercise of outstanding stock options	18,381,111
Shares of common stock available for grant under the 1999 Stock Incentive Plan	16,359,400
Shares of common stock available for grant under the 2000 Supplemental Stock Option Plan	3,086,902
Shares of common stock available for grant under Employee Stock Purchase Plans	6,184,959

Total common stock reserved for issuance	44,012,372

Warrants

Warrants to purchase 62,724 shares of common stock for a price of $0.008 per share were issued in connection with bridge loan financing in December 1995. During the year ended January 31, 2000, 25,002 shares were issued in connection with the exercise of these warrants. The value ascribed to the warrants is immaterial for financial statement purposes. As of January 31, 2002 and 2001, none of these warrants were outstanding.

Warrants to purchase 7,241,400 shares of Series A preferred stock at a price of $0.09 per share were issued in connection with the issuance of Series A preferred stock in March 1996. During the year ended January 31, 2000, 682,200 shares were exercised. The value ascribed to these warrants is immaterial for financial statement purposes. As of January 31, 2002 and 2001, none of these warrants were outstanding.

Warrants to purchase 460,194 shares of Series B preferred stock for a price of $0.75 per share were issued in connection with the issuance of notes payable and the signing of capital lease agreements in July 1997. During the year ended January 31, 2000, these warrants were exercised on a net basis, resulting in the issuance of 449,942 shares of common stock. The warrants were appraised at the date of issuance and additional interest expense of $104,000 was recorded. This amount was deferred and was amortized to interest expense over the term of the notes. During the year ended January 31, 2002, 2001 and 2000, $9,807, $11,328 and $17,175 of the additional interest expense was amortized, respectively.

Stock Options

Upon the reincorporation of Portal on April 29, 1999, all options issued under the 1995 Stock Option/Stock Issuance Plan were assumed by the 1999 Stock Incentive Plan (the “Plan”). Under the Plan, the board of directors is authorized to grant incentive stock options or nonqualified stock options to employees, officers and directors of Portal. The Plan allows for the grant of incentive stock options to employees and grant of nonstatutory stock options to eligible participants. The number of shares of common stock available for issuance under the Plan automatically increases on the first trading day of each fiscal year during the term of the Plan, beginning with fiscal 2001, by an amount equal to four percent (4%) of the shares of common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 10,500,000 shares.

The option price of options granted under the Plan is not less than 100% or 85% of the fair value on the date of the grant as determined by the board of directors for incentive stock options and nonqualified stock options,

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, except for incentive stock options granted to a person owning greater than 10% of the total voting power of Portal, for which the exercise price of the options must not be less than 110% of the fair value at the time of grant. Options granted prior to January 27, 1999 generally become exercisable upon grant subject to repurchase rights in favor of Portal until vested. Options granted after January 27, 1999 generally become exercisable only when vested. Options generally vest over a period of no more than four years. Options may be granted with different vesting terms at the discretion of the board of directors. Options are exercisable for a term of ten years after the date of grant except those incentive stock options granted to a person owning greater than 10% of the total voting power of stock of Portal, which are exercisable for a term of five years after the date of grant. If the optionee’s employment by or service with Portal is terminated, the options cease to be exercisable after a specified period, generally three months (one year in the case of death or disability). In the event of a change in control in which options granted under the Plan are not assumed, the options will accelerate and vest in full and existing repurchase rights will lapse.

In December 2000 the board of directors approved the 2000 Supplemental Stock Option Plan (the “Supplemental Plan”). Under the Supplemental Plan, the board of directors is authorized to grant nonqualified stock options to non-officer employees and consultants of Portal. Under the Supplemental Plan, 6,000,000 shares of common stock were authorized for issuance. The option price of options granted under the Supplemental Plan is not less than 100% of the fair value on the date of the grant as determined by the board of directors. Options granted become exercisable only when vested. Options generally vest over a period of no more than four years, however, options may be granted with different vesting terms at the discretion of the board of directors. Options are exercisable for a term of ten years after the date of grant. If the optionee’s employment by or service with Portal is terminated, the options cease to be exercisable after a specified period, generally three months (one year in the case of death or disability). In the event of a change in control in which options granted under the Supplemental Plan are not assumed, the options will accelerate and vest in full and existing repurchase rights will lapse.

In July 2001, a stock option exchange program was initiated. Under this program, all employees (including executive officers) were given the opportunity to cancel one or more outstanding stock options previously granted to them, at an exercise price of $5.00 or more, in exchange for one or more new stock options to be granted at least six months and one day from the date the old options are cancelled, provided the individual is still employed on such date. In addition, each employee who chose to exchange any options was also required to exchange all options granted on or after February 4, 2001. The cancellation date for the program was August 4, 2001. Each new option will be exercisable for 75% of the number of shares subject to the old options and the exercise price of the new options will be the fair market value of Portal common stock on the date of grant. The new options will preserve the vesting schedule and the vesting commencement date of the old options except that the number of shares vested and total number of shares exercisable under the new options will be 75% of the old options. On August 5, 2001, Portal accepted for cancellation and exchange options to purchase a total of 5.0 million shares of common stock. On February 7, 2002, stock options to purchase 3.1 million shares, at $1.89 per share, were issued pursuant to the terms of the option exchange program. The exercise price of these stock options was the same as the fair value on the date of grant; accordingly compensation charges were not recorded.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of Portal’s stock option activity under all Plans and related information follows:

	January 31, 2002		January 31, 2001		January 31, 2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	26,798,361	$12.23	20,540,899	$8.60	11,192,400	$0.77
Options granted	6,595,876	$2.44	12,237,941	$14.98	13,110,467	$13.25
Options exercised	(1,212,607)	$1.70	(4,471,014)	$3.09	(2,157,738)	$0.87
Options canceled	(13,800,519)	$18.86	(1,509,465)	$23.23	(1,604,230)	$2.32

Outstanding at end of year	18,381,111	$4.66	26,798,361	$12.23	20,540,899	$8.60

Exercisable at end of year	7,856,637	$5.52	5,347,659	$12.05	7,929,314	$1.28

Additional authorized shares	20,128,896	—	12,357,060	—	12,943,820	—

The weighted average fair value, per share, of options granted for the years ended January 31, 2002, 2001 and 2000 was $1.70, $10.47 and $9.03, respectively.

At January 31, 2002, 2001 and 2000, 195,131, 2,348,801 and 5,627,966 shares, which had been issued upon exercise of options, were subject to repurchase. At January 31, 2002, 2001 and 2000, options to acquire 6,693,664, 5,346,256 and 2,326,790 shares were vested but not exercised.

Exercise prices for options outstanding as of January 31, 2002 and the weighted-average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
0.00–7.14	17,789,222	7.7	3.79	7,514,911	4.2
7.15–14.28	96,000	9.0	8.69	23,998	8.65
14.29–21.41	51,650	6.3	19.79	33,521	19.91
21.42–28.55	52,665	6.7	25.09	32,566	25.15
28.56–35.69	196,492	6.9	31.42	106,631	31.43
35.70–42.83	79,043	7.5	38.81	39,214	38.94
42.84–49.96	80,039	7.2	44.9	69,796	44.70
60.75	36,000	8.5	60.75	36,000	60.75

	18,381,111	7.7	4.66	7,856,637	5.52

We recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999 in connection with stock options and restricted stock issued in and prior to 1999 and $0.2 million, in the quarter ended July 31, 2001 in connection with the acquisition of BayGate. The deferred stock compensation reflects the difference between the exercise prices of options granted to acquire certain shares of common stock and the deemed fair value for financial reporting purposes of Portal’s common stock on their respective grant dates. Such amounts are included as a reduction of stockholders’ equity (net capital deficiency) and are being amortized by charges to operations on a graded vesting method. In fiscal 2002, 2001 and 2000, Portal recorded amortization of deferred

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock compensation expense of approximately $2.0 million, $3.7 million and $8.2 million, respectively. At January 31, 2002, Portal had a total of approximately $0.3 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The amortization expense relates to options awarded to employees in all operating expense categories. This amount has not been separately allocated to these categories.

Employee Stock Purchase Plans

In February 1999, the board of directors approved the adoption of Portal’s 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”). The stockholders approved this plan in April 1999. A total of 3,600,000 shares of common stock were initially reserved for issuance under the 1999 Purchase Plan. The number of shares of common stock available for issuance under the 1999 Purchase Plan automatically increases on the first trading day of each fiscal year during the term of the 1999 Purchase Plan, beginning with fiscal 2001, by an amount equal to two percent (2%) of the shares of common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 4,000,000 shares. Accordingly, an additional 3,178,530 shares were added to the 1999 Purchase Plan on February 1, 2000. On June 16, 2000 the board of directors approved the adoption of Portal’s 2000 International Employee Stock Purchase Plan (“International Plan”). The 1999 Purchase Plan and International Plan are collectively referred to as the “Purchase Plans.” The number of shares initially reserved for issuance over the term of the International Plan was limited to 6,778,530 shares, less any shares issued under the 1999 Purchase Plan in the future and on the November 30, 1999 and May 31, 2000 purchase dates, subject to the annual automatic increase discussed above. Pursuant to the annual automatic increase, an aggregate additional 3,426,888 shares were added on February 1, 2001 to the Purchase Plans. The Purchase Plans permit eligible employees to acquire shares of Portal’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 3,500 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of Portal’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period commenced on the effectiveness of the initial public offering and ended on November 30, 2000 and the current offering period will end on the last business day of November 2002. A total of 1,190,873 shares and 1,199,870 shares were sold under the Purchase Plans during the year ended January 31, 2002 at a price of $4.539 and $1.6150 per share, respectively.

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

Prior to January 31, 1999, the fair value for these awards was estimated at the date of grant using the minimum value options pricing model. Subsequent to this date, Portal estimated fair value based on the Black-Scholes pricing model. These models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Portal’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of options granted was estimated using the following weighted-average assumptions:

	Options			Employee Stock Purchase Plan
	Years Ended January 31,			Years Ended January 31,
	2002	2001	2000	2002	2001	2000
Risk-free interest rate	5.0%	5.5%	6.0%	5.0%	5.5%	6.0%
Expected life (years)	5.0	5.0	5.0	0.5	0.5	0.5
Volatility	90.0%	90.0%	85.0%	90.0%	90.0%	85.0%
Dividend Yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. Portal’s pro forma information follows (in thousands, except per share amounts):

	Years Ended January 31,
	2002	2001	2000
Net loss:
As reported	$(395,500)	$(2,307)	$(7,620)
Pro forma	(475,484)	(83,991)	(39,406)
Basic and diluted net loss per share:
As reported	$(2.30)	$(0.01)	$(0.06)
Pro forma	(2.76)	(0.53)	(0.32)

(9)  Income Taxes

The income before taxes consist of the following (in thousands):

	Years Ended January 31,
	2002	2001	2000
Income before taxes
United States	$(392,479)	$133	$(7,369)
Foreign	1,699	1,541	1,365

Total income before taxes	$(390,780)	$1,674	$(6,004)

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Portal’s provision for income taxes was approximately $4.7 million, $4.0 million and $1.6 million for fiscal years ended January 31, 2002, 2001 and 2000, respectively. The provision for income taxes is comprised of the following (in thousands):

	Years Ended January 31,
	2002	2001	2000
Current:
Federal	$—	$6,013	$840
State	219	913	—
Foreign	4,685	2,100	776

Total current	4,904	9,026	1,616

Deferred:
Federal	(184)	(4,650)	—
State	—	(395)	—

Total deferred	(184)	(5,045)	—

Total provision	$4,720	$3,981	$1,616

The reconciliation of income tax expense (benefit) attributable to continuing operations, computed at the U.S. federal statutory rates, to income tax expense (benefit) for the fiscal years ended January 31, 2002, 2001 and 2000 is as follows (in thousands):

	Years Ended January 31,
	2002	2001	2000
Tax provision (benefit) at U.S. statutory rate	$(136,773)	$569	$(2,041)
Loss for which no tax benefit is currently recognizable	53,178	—	2,881
State tax	142	337	—
Research and development tax credits	—	(3,146)	—
Change in valuation allowance	—	(5,045)	—
Foreign income and withholding taxes	4,685	2,100	776
Purchased in-process research and development, goodwill, developed technology and asset impairment	83,488	8,724	—
Non-deductible meals and entertainment	—	442	—

Total	$4,720	$3,981	$1,616

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of Portal’s deferred taxes are as follows (in thousands):

	January 31,
	2002	2001
Deferred tax assets:
Net operating loss carry-forwards	$72,117	$13,437
Tax credit carry-forwards	12,780	7,221
Deferred revenue	5,311	21,942
Accruals and reserves not currently deductible	25,485	7,698
Other, net	4,756	4,479

Gross deferred tax assets	120,449	54,777
Valuation allowance	(117,716)	(49,732)

Total deferred tax assets	$2,733	$5,045

Deferred tax liabilities:
Acquired intangibles	$(2,733)	$(5,045)

Total deferred tax liabilities	(2,733)	(5,045)

Net deferred tax assets	$—	$—

The change in the valuation allowance was an increase of approximately $68.0 million, $23.4 million and $13.4 million for fiscal years ended January 31, 2002, 2001 and 2000 respectively. Approximately $56.0 million of the valuation allowance for deferred tax assets is attributable to unbenefitted stock option deductions. The benefit of which will be credited to equity when realized.

As of January 31, 2002, Portal’s federal and state net operating loss carry-forwards for income tax purposes were approximately $192 million and $61 million, respectively. If not utilized, the federal net operating loss carry-forwards will begin to expire in 2014 and the state net operating loss carry-forwards will begin to expire in 2002. Portal had federal research and development tax credit carry-forwards of approximately $6.0 million, which will begin to expire in 2012 if not utilized. The Company also had state research and development credit carry-forwards of approximately $4.8 million with no expiration dates. In addition, Portal had foreign tax credit carry-forwards of approximately $3.7 million, which will begin to expire in 2004, if not utilized.

Utilization of tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in expiration of tax credit carry-forwards before full utilization.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)  Quarterly Results of Operations (Unaudited)

The following table presents Portal’s operating results for each of the eight quarters in the period ended January 31, 2002. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of Portal and the financial statement footnotes appearing elsewhere in this Form 10-K (in thousands).

	Quarter Ended
	Jan. 31, 2002	Oct. 31, 2001	July 31, 2001	April 30, 2001	Jan. 31, 2001	Oct. 31, 2000	July 31, 2000	April 30, 2000
Consolidated Statement of Operations Data:
Revenues:
License fees	$16,127	$9,957	$23,746	$20,768	$54,049	$46,665	$44,246	$35,374
Services	17,613	21,797	20,983	23,799	27,064	25,370	20,295	15,244

Total revenues	33,740	31,754	44,729	44,567	81,113	72,035	64,541	50,618

Costs and expenses:
Cost of license fees	54	638	441	216	1,698	1,957	625	637
Cost of services	10,748	13,814	15,954	20,666	21,462	15,801	12,286	10,006
Amortization of purchased developed technology	863	1,324	1,200	863	862	—	—	—
Research and development	13,175	14,310	14,842	17,468	17,932	14,653	13,724	11,376
Sales and marketing	12,628	18,387	22,918	27,376	24,745	26,339	25,449	20,303
General and administrative	6,091	12,156	9,774	10,487	9,698	7,564	8,019	6,605
Amortization of deferred stock	353	515	562	562	721	939	1,011	1,055
In-process research and development	—	—	—	—	9,200	—	—	—
Amortization of goodwill	104	399	15,276	15,348	14,864	—	—	—
Reduction in intangibles due to impairment	3,317	2,450	193,391	—	—	—	—	—
Restructuring costs	10,397	19,331	41,292	—	—	—	—	—

Total costs and expenses	57,730	83,324	315,650	92,986	101,182	67,253	61,114	49,982

Income (loss) from operations	$(23,990)	$(51,570)	$(270,921)	$(48,419)	$(20,069)	$4,782	$3,427	$636

Net income (loss)	$(24,020)	$(50,063)	$(274,595)	$(46,822)	$(18,022)	$6,989	$5,649	$3,077

Basic earnings per share	$(0.14)	$(0.29)	$(1.60)	$(0.28)	$(0.11)	$0.04	$0.04	$0.02

Diluted earnings per share	$(0.14)	$(0.29)	$(1.60)	$(0.28)	$(0.11)	$0.04	$0.03	$0.02

As a Percentage of Total Revenues:
Revenues:
License fees	48%	31%	53%	47%	67%	65%	69%	70%
Services	52	69	47	53	33	35	31	30

Total revenues	100	100	100	100	100	100	100	100

Costs and expenses:
Cost of license fees	—	2	1	1	2	3	1	1
Cost of services	32	44	36	46	27	22	19	20
Amortization of purchased developed technology	1	4	3	2	1	—	—	—
Research and development	40	45	33	39	22	20	21	23
Sales and marketing	38	58	51	62	31	36	40	40
General and administrative	18	38	22	24	12	11	12	13
Amortization of deferred stock compensation	1	2	1	1	1	1	2	2
In-process research and development	—	—	—	—	11	—	—	—
Amortization of goodwill	—		34	34	18	—	—	—
Reduction in goodwill due to impairment	10	8	433	—	—	—	—	—
Restructuring costs	31	61	92	—	—	—	—	—

Total costs and expenses	171	262	706	209	125	93	95	99

Income (loss) from operations	(71)%	(162)%	(606)%	(109)%	(25)%	7%	5%	1%

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held July 18, 2002 (the “Proxy Statement”), to be filed with the Commission within 120 days after the end of the Registrant’s fiscal year ended January 31, 2002. For information with respect to the executive officers of the Registrant, see “Executive Officers of the Registrant” at the end of Part I of this Report on Form 10-K.

The information required by this item with respect to the information required under Item 405 of Regulation S-K is incorporated by reference to the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information contained in the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information contained in the section captioned “Share Ownership by Principal Stockholders and Management” in the Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information contained in the section captioned “Employment Agreements and Certain Transactions” in the Proxy Statement.

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

3. Exhibits Required by Item 601 of Regulation S-K.    The management contracts and compensatory plans required to be filed as part of, or incorporated by reference into, this Report are: (i) 1999 Stock Incentive Plan and related documents, Exhibits 10.5 – 10.13; (ii) 1999 Employee Stock Purchase Plan, Exhibit 10.14; (iii) 1995 Stock Option/Stock Issuance Plan and exhibits, Exhibit 10.4; (iv) Change in Control Severance Agreements, Exhibit 10.3; (v) 2000 Supplemental Stock Option Plan, Exhibit 10.17; (vi) 2000 International Employee Stock Purchase Plan, Exhibit 10.18; (vii) BayGate, Inc. Amended and Restated 1999 Stock Plan and related documents, Exhibits 10.19-10.20; (ix) Transition Agreement and General Release of all Claims dated November 30, 2001 between Portal Software, Inc. and Kevin P. Mosher, Exhibit 10.26; and (x) Offer Letter dated February 20, 2002 between Portal Software, Inc. and Glenn R. Wienkoop, Exhibit 10.27.

(b)  Reports on Form 8-K.    Portal filed a Report on Form 8-K on May 17, 2001 announcing the planned retirement and transition plans of Jack L. Acosta, former Vice President and Chief Financial Officer for Portal.

(c)  Exhibits.    The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K:
Exhibit Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Bylaws

3.3		Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q filed on December 14, 2000).

4.1	(1)	Form of Registrant’s Specimen Common Stock Certificate.

4.2	(1)	Amended and Restated Investors’ Rights Agreement, among the Registrant and the investors and founders named therein, dated January 29, 1998.

4.3	(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated March 3, 1998.

10.1	(1)	Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at Stevens Creek Office Center, Cupertino, California, dated November 4, 1991, as amended.

Exhibit Number		Description

10.2	(1)	Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at 20833 Stevens Creek Boulevard, Cupertino, California, dated as of September 8, 1998.

10.3	(2)	Form of Change in Control Severance Agreement

10.4	(1)	Registrant’s 1995 Stock Option/Stock Issuance Plan and exhibits.

10.5		Registrant’s 1999 Stock Incentive Plan (as Amended and Restated through February 1, 2002).

10.6	(1)	Form of Notice of Grant of Stock Option.

10.7	(1)	Form of Stock Option Agreement.

10.8	(1)	Form of Addendum to Stock Option Agreement (Involuntary Termination Following Corporate Transaction/Change in Control).

10.9	(1)	Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Right)

10.10	(1)	Form of Stock Issuance Agreement.

10.11	(1)	Form Addendum to Stock Issuance Agreement (Involuntary Termination Following Corporate Transaction/Change in Control).

10.12	(1)	Form Automatic Stock Option Agreement.

10.13	(1)	Form Notice of Grant of Non-Employee Director – Automatic Stock Option.

10.14		Registrant’s 1999 Employee Stock Purchase Plan.

10.15	(1)	Form of Directors’ and Officers’ Indemnification Agreement.

10.16		Form of Registrant’s Software License Agreement.

10.17		Registrant’s 2000 Supplemental Stock Option Plan (incorporated by reference from Registrant’s Registration Statement on Form S-8 (file no 333— 56472) filed on March 2, 2001.

10.18		Registrant’s 2000 International Employee Stock Purchase Plan.

10.19	(3)	BayGate, Inc. Amended and Restated 1999 Stock Plan.

10.20	(3)	BayGate, Inc. Form of Stock Option Agreement.

10.21	(1)	Lease agreement dated June 25, 1999 by and between Registrant and TST Cupertino, L.L.C. for office facilities at Cupertino City Center V, 10200 South De Anza Boulevard, Cupertino, California.

10.22
Investment Agreement by and among Portal Software, Inc., Helianthus Vermoegensverwaltunggesellschaft MBH and the shareholders of Solution42 AG dated as of November 2, 2000 (incorporated by reference from Registrant’s Form 8-K filed on November 13, 2000).

10.23
Agreement dated as of November 2, 2000 by and among Portal Software, Inc., Helianthus Vermoegensverwaltunggesellschaft GmbH, Arno Schlosser, as Shareholder Agent for the shareholders of Solution42 AG, and U.S. Bank Trust National Association, as Escrow Agent (incorporated by reference from Registrant’s Form 8-K filed on November 13, 2000).

10.24
Consent of KPMG Deutsche Treuband-Gesellschaft Aktiengesellschaft Wirtschaftsprufungsgesellschaft, Independent Accountants of Solution42 AG (incorporated by reference from Registrant’s Form 8-K/A filed on January 12, 2001).

10.25
Lease dated September 1999 between TST Torre, L.L.C. and Portal Software, Inc. for office facilities located at 10201 Torre Avenue, Cupertino, California. (incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2001 filed on April 28, 2000).

Exhibit Number	Description

10.26	Transition Agreement and General Release of all Claims dated November 30, 2001 between Portal Software, Inc. and Kevin P. Mosher.

10.27	Offer Letter dated February 20, 2002 between Portal Software, Inc. and Glenn R. Wienkoop.

13.1(4)	Proxy for 2002 Annual Meeting of Stockholders.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

(1)	Incorporated herein by reference from Registration Statement on Form S-1 (No. 333-72999).

(2)	Incorporated herein by reference from Annual Report on Form 10-K (No. 000-25829).

(3)	Incorporated herein by reference from Registration Statement on Form S-8 (No. 333-62126).

(4)	To be filed with Securities and Exchange Commission not later than 120 days after the end of the period covered by this Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized.

March 25, 2002
PORTAL SOFTWARE, INC.

By:	/s/ JOHN E. LITTLE
John E. Little Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PEOPLE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John E. Little, Howard A. Bain III and Mitchell L. Gaynor, jointly and severally, his or her attorneys in fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN E. LITTLE John E. Little	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2002

/s/ HOWARD A. BAIN III Howard A. Bain III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2002

/s/ BRET L. ENGLAND Bret L. England	Vice President, Finance (Principal Accounting Officer)	March 25, 2002

/s/ ARTHUR C. PATTERSON Arthur C. Patterson	Director	March 25, 2002

/s/ DAVID C. PETERSCHMIDT David C. Peterschmidt	Director	March 25, 2002

Signature	Title	Date

/s/ ROBERT P. WAYMAN (Robert P. Wayman)	Director	March 25, 2002

/s/ LEWIS O. WILKS (Lewis O. Wilks)	Director	March 25, 2002

/s/ EDWARD J. ZANDER (Edward J. Zander)	Director	March 25, 2002

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Bylaws

3.4	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q filed on December 14, 2000).

3.5	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q filed on December 14, 2000).

4.1(1)	Form of Registrant’s Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investors’ Rights Agreement, among the Registrant and the investors and founders named therein, dated January 29, 1998.

4.3(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated March 3, 1998.

10.1(1)	Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at Stevens Creek Office Center, Cupertino, California, dated November 4, 1991, as amended.

10.2(1)	Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at 20833 Stevens Creek Boulevard, Cupertino, California, dated as of September 8, 1998.

10.3(2)	Form of Change in Control Severance Agreement

10.4(1)	Registrant’s 1995 Stock Option/Stock Issuance Plan and exhibits.

10.5	Registrant’s 1999 Stock Incentive Plan (as Amended and Restated through February 1, 2002).

10.6(1)	Form of Notice of Grant of Stock Option.

10.7(1)	Form of Stock Option Agreement.

10.8(1)	Form of Addendum to Stock Option Agreement (Involuntary Termination Following Corporate Transaction/Change in Control).

10.9(1)	Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Right)

10.10(1)	Form of Stock Issuance Agreement.

10.11(1)	Form Addendum to Stock Issuance Agreement (Involuntary Termination Following Corporate Transaction/Change in Control).

10.12(1)	Form Automatic Stock Option Agreement.

10.13(1)	Form Notice of Grant of Non-Employee Director – Automatic Stock Option.

10.14	Registrant’s 1999 Employee Stock Purchase Plan.

10.15(1)	Form of Directors’ and Officers’ Indemnification Agreement.

10.16	Form of Registrant’s Software License Agreement.

10.17	Registrant’s 2000 Supplemental Stock Option Plan (incorporated by reference from Registrant’s Registration Statement on Form S-8 (file no 333—56472) filed on March 2, 2001.

10.18	Registrant’s 2000 International Employee Stock Purchase Plan.

10.19(3)	BayGate, Inc. Amended and Restated 1999 Stock Plan.

10.20(3)	BayGate, Inc. Form of Stock Option Agreement.

10.21(1)	Lease agreement dated June 25, 1999 by and between Registrant and TST Cupertino, L.L.C. for office facilities at Cupertino City Center V, 10200 South De Anza Boulevard, Cupertino, California.

Exhibit Number	Description

10.22
Investment Agreement by and among Portal Software, Inc., Helianthus Vermoegensverwaltunggesellschaft MBH and the shareholders of Solution42 AG dated as of November 2, 2000 (incorporated by reference from Registrant’s Form 8-K filed on November 13, 2000).

10.23
Agreement dated as of November 2, 2000 by and among Portal Software, Inc., Helianthus Vermoegensverwaltunggesellschaft GmbH, Arno Schlosser, as Shareholder Agent for the shareholders of Solution42 AG, and U.S. Bank Trust National Association, as Escrow Agent (incorporated by reference from Registrant’s Form 8-K filed on November 13, 2000).

10.24
Consent of KPMG Deutsche Treuband-Gesellschaft Aktiengesellschaft Wirtschaftsprufungsgesellschaft, Independent Accountants of Solution42 AG (incorporated by reference from Registrant’s Form 8-K/A filed on January 12, 2001).

10.25
Lease dated September 1999 between TST Torre, L.L.C. and Portal Software, Inc. for office facilities located at 10201 Torre Avenue, Cupertino, California. (incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2001 filed on April 28, 2000).

10.26	Transition Agreement and General Release of all Claims dated November 30, 2001 between Portal Software, Inc. and Kevin P. Mosher.

10.27	Offer Letter dated February 20, 2002 between Portal Software, Inc. and Glenn R. Wienkoop.

13.1(4)	Proxy for 2002 Annual Meeting of Stockholders.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

(1)	Incorporated herein by reference from Registration Statement on Form S-1 (No. 333-72999).

(2)	Incorporated herein by reference from Annual Report on Form 10-K (No. 000-25829).

(3)	Incorporated herein by reference from Registration Statement on Form S-8 (No. 333-62126).

(4)	To be filed with Securities and Exchange Commission not later than 120 days after the end of the period covered by this Report on Form 10-K.