Form 10-Q
period 2002-04-30
PORTAL SOFTWARE INC
filed 2002-06-14
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File number 000-25829

PORTAL SOFTWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0369737
(State or Other Jurisdiction of	(I.R.S. Employer Identification)
Incorporation or Organization)

10200 South De Anza Boulevard
Cupertino, California 95014
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (408) 572-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

On May 31, 2002, 176,531,201 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

PORTAL SOFTWARE, INC.
FORM 10-Q

QUARTER ENDED APRIL 30, 2002

ITEM 1:  FINANCIAL STATEMENTS

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30, 2002	January 31, 2002
	(unaudited )
ASSETS
Current assets:
Cash and cash equivalents	$18,285	$36,318
Short-term investments	74,308	75,463
Accounts receivable, net of allowance for doubtful accounts of $4,892 and $7,869 at April 30, 2002 and January 31, 2002, respectively	21,981	22,323
Restricted short-term investments	1,609	1,718
Deferred income taxes	2,485	2,733
Prepaids and other current assets	5,634	5,083

Total current assets	124,302	143,638
Property and equipment, net	42,210	43,146
Purchased developed technology, net	6,650	7,315
Restricted long-term investments	15,411	15,414
Other assets	3,051	3,693

	$191,624	$213,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,072	$4,079
Accrued compensation	13,543	12,136
Accrued restructuring expenses	31,352	34,981
Other accrued liabilities	16,716	17,571
Current portion of capital lease obligations	384	587
Deferred revenue	29,812	37,466

Total current liabilities	96,879	106,820
Long-term notes payable	1,652	1,658
Long-term portion of capital lease obligations	—	11
Long-term deferred income taxes	2,485	2,733
Other long-term liabilities	40	49
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value	175	175
Additional paid-in capital	536,426	536,249
Accumulated other comprehensive loss	(354)	(709)
Notes receivable from stockholders	(79)	(79)
Deferred stock compensation	(225)	(335)
Accumulated deficit	(445,375)	(433,366)

Stockholders’ equity	90,568	101,935

	$191,624	$213,206

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended April 30,
	2002	2001
Revenues:
License fees	$12,708	$20,768
Services	18,404	23,799

Total revenues	31,112	44,567

Costs and expenses:
Cost of license fees	115	216
Cost of services	10,949	20,666
Amortization of purchased developed technology	665	863
Research and development	11,618	17,468
Sales and marketing	14,900	27,376
General and administrative	4,394	10,487
Amortization of deferred stock compensation (1)	110	562
Amortization of goodwill	—	15,348

Total costs and expenses	42,751	92,986

Loss from operations	(11,639)	(48,419)
Interest and other income, net	698	2,494

Income (loss) before income taxes	(10,941)	(45,925)
Provision for income taxes	(1,068)	(897)

Net loss	$(12,009)	$(46,822)

Basic and diluted net loss per share	$(0.07)	$(0.28)

Shares used in computing basic and diluted net loss per share	174,892	169,687

(1) deferred stock compensation relates to the following expense categories:

Cost of services	$17	$91
Research and development	38	181
Sales and marketing	31	163
General and administrative	24	127

Total	$110	$562

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended April 30,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(12,009)	$(46,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,679	3,422
Amortization of deferred stock compensation	110	562
Amortization of purchased intangibles and goodwill	665	16,211
Gain on sale of investments	(92)	—
Changes in operating assets and liabilities:
Accounts receivable, net	343	7,107
Prepaids and other current assets	(550)	583
Other assets	890	(224)
Accounts payable	993	(634)
Accrued compensation	1,408	(4,800)
Other accrued liabilities	(4,743)	(9,821)
Deferred revenue	(7,655)	2,500

Net cash used in operating activities	(16,961)	(31,916)

INVESTING ACTIVITIES:
Purchases of short-term investments	(57,455)	(51,265)
Sales of short-term investments	45,755	20,197
Maturity of short-term investments	12,591	44,297
Purchases of property and equipment	(2,322)	(6,530)
Proceeds from sale of private equity investments	—	1,112

Net cash provided by (used in) investing activities	(1,431)	7,811

FINANCING ACTIVITIES:
Repayments of notes payable	(6)	(247)
Principal payments under capital lease obligations	(214)	(679)
Proceeds from issuance of common stock, net of repurchases	176	1,040

Net cash provided by financing activities	(44)	114

Effect of exchange rate on cash and cash equivalents	403	(100)

Net decrease in cash and cash equivalents	(18,033)	(24,091)

Cash and cash equivalents at beginning of period	36,318	69,323

Cash and cash equivalents at end of period	$18,285	$45,232

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Significant Accounting Policies:

Nature of Business and Basis of Presentation

Portal Software, Inc. or Portal, develops, markets and supports product-based customer management and billing solutions for communications and content service providers. Portal’s convergent platform enables service providers to deliver voice, data, video and content services with multiple networks, payment models, pricing plans and value chains. Portal markets its products worldwide through a combination of a direct sales force and distribution partners. Substantially all of Portal’s license revenues are derived from sales of its Infranet product line.

The accompanying unaudited condensed consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at April 30, 2002 and the statement of operations and cash flows for the three months ended April 30, 2002 and 2001 are not audited. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2002 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal’s Annual Report on Form 10-K for the year ended January 31, 2002 filed with the Securities and Exchange Commission on March 25, 2002.

Revenue Recognition

License revenues are comprised of fees for multi-year or perpetual licenses, which are primarily derived from contracts with corporate customers and resellers. Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Portal obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. We recognize license revenue using the residual method. The software is considered to have been delivered when Portal has provided the customer with the access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer assuming no significant Portal obligations remain. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue from arrangements with customers who are not the ultimate users (resellers) is not recognized until evidence of an arrangement with an end user has been received. Portal’s policy should we enter into a transaction with a customer to purchase the customer’s products contemporaneously with the customer’s purchase of software from Portal, is to recognize the amount of license fees paid to Portal net of the fees paid for the customer’s products.

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

Concentration of Credit Risk

Portal sells its software and services to customers consisting mainly of North American, European and Asia-Pacific communications content service providers. Portal performs ongoing credit evaluations of its customers and does not require collateral. Portal maintains an allowance for potential credit losses and such losses have been within management’s expectations. No individual customer accounted for more than 10% of total revenues during the quarter ended April 30, 2002. One customer, AOL Time Warner, accounted for 15% of revenues during the quarter ended April 30, 2001.

Segment Information

Portal operates solely in one segment, the development and marketing of business infrastructure software. Portal’s foreign offices consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network as well as one development site in Germany. Operating losses generated by the foreign operations of Portal and their corresponding identifiable assets were not material in any period presented. Portal’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Portal’s assets are primarily located in its corporate office in the United States and are not allocated to any specific region, therefore Portal does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

Portal’s export revenue represented 64% and 47% of total revenues in the quarters ending April 30, 2002 and 2001. Nearly all of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe (which is defined by Portal as Europe, Middle East and Africa) and Intercontinental (which is defined by Portal as Asia-Pacific, Japan and Latin America). European revenues for the quarters ending April 30, 2002 and 2001 were $12.2 million and $12.8 million, respectively, and Intercontinental revenues were $7.6 million and $8.1 million, respectively.

Cash, Cash Equivalents, Short-term and Long-Term Investments

Portal considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. As of April 30, 2002 and 2001, cash equivalents and short-term investments consist primarily of commercial paper, corporate notes, money market funds and government securities. All short-term investments mature within 24 months.

Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of the FASB’s Statement of Financial Accounting Standards No.115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders’ equity. As of April 30, 2002, unrealized gains, for cash equivalents and short-term investments, were $0.3 million due primarily to the effects of decreasing interest rates on longer-term securities. It is possible that a portion of the unrealized gains will be realized, as many high-yielding corporate notes are being downgraded to a level at or below the minimum requirements of our investment policy. As this happens, these securities will be sold resulting in a realized gain. In addition, as cash is required to fund operations, some securities may need to be sold which will result in realizing gains. Debt and discount securities are adjusted for straight-line amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method and were immaterial for all periods presented

The following schedules summarize the estimated fair value of Portal’s cash, cash equivalents and short-term investments (in thousands):

	April 30, 2002	January 31, 2002
	(unaudited)
Cash and cash equivalents:
Cash	$12,617	$7,895
Money market funds	3,670	16,435
U.S. Government securities	1,998	11,988

	$18,285	$36,318

Short-term investments at April 30, 2002 (unaudited):

		Gross Unrealized
	Cost	Gain	Loss	Fair Value
Corporate notes	$30,326	$269	$—	$30,595
U.S. Government securities	45,278	44	—	45,322
Restricted investments	(1,609)	—	—	(1,609)

	$73,995	$313	$—	$74,308

Short-term investments at January 31, 2002:

		Gross Unrealized
	Cost	Gain	Loss	Fair Value
Corporate notes	$39,086	$583	$—	$39,669
U.S. Government securities	35,485	33	—	35,518
Commercial paper	1,993	1	—	1,994
Restricted investments	(1,718)	—	—	(1,718)

	$74,846	$617	$—	$75,463

The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands):

	April 30, 2002	January 31, 2002
	(unaudited)
Due within one year	$55,787	$59,512
Due within two years	20,130	17,669
Restricted short-term investments	(1,609)	(1,718)

	$74,308	$75,463

As of April 30, 2002 and January 31, 2002, restricted short-term investments of $1.6 million and $1.7 million respectively, combined with restricted long-term investments of $15.4 million represent collateral for five letters of credit and one bank guarantee. The five letters of credit issued in lieu of a cash security deposit are renewable annually and expire on various dates from October 31, 2005 through March 5, 2021. The bank guarantee, issued to secure outstanding bank loans of former shareholders of Solution42, is for $1.5 million and expires on April 30, 2003. Restricted investments consist of corporate bonds maturing over a period of up to two years.

The restricted long-term investments are classified as held-to-maturity and, consequently, unrealized gains and losses are not recorded. As of April 30, 2002 and January 31, 2002, amortized cost approximated fair value.

Portal also invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) as of April 30, 2002 and January 31, 2002. The investments are accounted for using the cost method as Portal does not have the ability to exercise significant influence over the operations of these companies and Portal’s investment is less than 20% of the outstanding voting shares in each entity. Portal monitors its investments for other than temporary impairment, basing its assessment on a review of the investee’s operations and other indicators. Other indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing and prospects for liquidity of the related securities.

Impairment of Long-Lived Assets

Long-lived assets and intangibles, including goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On a regular basis, the estimated future net cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management’s best estimates, using appropriate assumptions and projections at the time. During the year ended January 31, 2002, Portal recorded charges of $199.2 million to reflect the impairment of goodwill and purchased developed technology related to Portal’s investments in Solution42 and BayGate.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Net Loss Per Common Share

In accordance with FAS 128, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. For the three months ended April 30, 2002 and 2001, 2,703,551 and 6,738,642 stock options were excluded from the dilutive calculation, as their effect is antidilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data; unaudited):

	Three Months Ended April 30,
	2002	2001
Basic and diluted:
Net loss	$(12,009)	$(46,822)

Weighted-average shares of common stock outstanding	175,031	171,366
Less: Weighted-average shares subject to repurchase	(139)	(1,679)

Weighted-average shares used in computing basic net loss per share	174,892	169,687

Basic and diluted net loss per share	$(0.07)	$(0.28)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in equity of the company and changes in the fair value of available for sale securities that are excluded from net income (loss). Comprehensive income (loss) for the three months ended April 30, 2002 and 2001 is as follows (in thousands, unaudited):

	Three months ended April 30,
	2002	2001
Net loss	$(12,009)	$(46,822)
Unrealized gain (loss) on marketable securities	(303)	54
Change in cumulative translation adjustment	658	(100)

Comprehensive loss	$(11,654)	$(46,868)

(2)    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued FAS 141 “Business Combinations” (“FAS 141”) and FAS 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 requires the purchase method of accounting for all business combinations and specifies criteria required to recognize and report intangible assets separate from goodwill. FAS 141 is effective for all business combinations accounted for using the purchase method that are completed after June 30, 2001 and for all business combinations initiated after June 30, 2001. The adoption of FAS 141 did not have a significant impact on our financial statements.

FAS 142 requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment, at least annually, instead of being amortized. Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives. Adoption of FAS 142 in its entirety is required for fiscal years beginning after December 15, 2001. Transitional provisions also require that upon adoption of FAS 142 in its entirety, intangible assets acquired in business combinations, accounted for using the purchase method and completed prior to July 1, 2001, must be classified using the criteria outlined in FAS 141. The adoption of FAS 142 did not have a significant impact on our financial statements.

In August 2001, the FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) which supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (FAS 121). FAS 144 also supersedes certain aspects of the Accounting Principles Board Opinion Number 30 (APB 30), “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” as related to the reporting of the effects of a disposal of a segment of a business. FAS 144 will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, more dispositions may qualify as discontinued operations. Adoption of FAS 144 is required for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a significant impact on our financial statements.

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13 (FAS 13), and Technical Corrections” which requires the gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required. Additionally, FAS 145 amends FAS 13, requiring certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for subleases when the original lessee remains as a guarantor. Adoption of FAS 145 is required for fiscal years beginning after May 15, 2002. The adoption of FAS 145 will not have a significant impact on our financial statements.

(3)    Restructuring

In fiscal 2002, Portal’s Board of Directors approved two plans to reduce its cost structure. The plans were a combination of a reduction in workforce, consolidations of facilities and asset write-offs. As a result of the restructuring plan, Portal incurred charges of $71.0 million in fiscal 2002. The estimated costs of abandoning leased facilities, including estimated costs to sublease were determined through assessment of market information trend analyses.

As of April 30, 2002, the remaining restructuring expense reserves were $31.4 million. The remaining severance is expected to be paid out through the second quarter of fiscal 2003. Facility related costs are expected to be paid out through April 2011. Actual future cash requirements may differ materially from the accrual at April 30, 2002, particularly if actual sublease income is significantly different from current estimates. A summary of restructuring activities along with the respective remaining reserves follows.

(In thousands; unaudited)	Balance remaining January 31, 2002	Utilized	Balance Remaining April 30, 2002

Severance	$1,950	$(1,453)	$497
Facilities	29,976	(2,148)	27,828
Asset write-offs	2,381	—	2,381
Other	674	(28)	646

	$34,981	$(3,629)	$31,352

(4)    Income Taxes

During the three months ended April 30, 2002, we recognized tax expense of $1.1 million primarily as a result of foreign withholding taxes on revenue and tax on earnings generated from our foreign operations. Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. Based on the weight of available evidence, Portal has provided a valuation allowance against certain deferred tax assets. Portal will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

(5)    Commitments and Contingencies

Legal Matters

On July 9, 2001, a purported class action complaint was filed in the Federal District Court Southern District of New York against Portal, certain of its officers and several underwriters of the Company’s initial public offering “(IPO”). The lawsuit alleges violations of Section 11 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, arising from alleged improprieties by the underwriters in connection with our 1999 IPO and follow-on public offering, and claims to be on behalf of all persons who purchased Portal Software shares from May 5, 1999 through December 6, 2000. Four additional nearly identical class actions were also filed in July and August 2001 based on essentially the same facts and allegations. Specifically, the complaints allege the underwriters charged certain of their customers fees in excess of those disclosed in the prospectus and engaged in certain allegedly improper activities in connection with the distribution of the IPO shares. The complaint was subsequently amended to allege similar claims with respect our secondary public offering in September 1999.

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

ITEM	2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Portal develops, markets and supports product-based customer management and billing solutions for communications and content service providers. Portal’s convergent platform enables service providers to deliver voice, data, video and content services with multiple networks, payment models, pricing plans and value chains.

Beginning with fiscal year 1997, substantially all of our revenues have come from the license of one product line, Infranet, and from related services. Revenues consist of Infranet license, consulting, training, support and maintenance fees. License revenues are comprised of perpetual or multiyear license fees which are primarily derived from contracts with corporate customers and resellers. We believe that future license revenues will be generated from three sources:

•	license fees from new customers;

•	license fees for new products to existing customers; and

•	growth in the subscriber base of its existing customers, which will lead to increased revenue from subscriber-based licenses.

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

Revenue Recognition

We recognize revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements are very complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We follow very specific and detailed guidelines in measuring revenue, several of which are discussed in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements; however, certain judgments affect the application of our revenue recognition policy. For example, we are required to exercise judgment in evaluating risk of concessions to our customers when payment terms are beyond the normal credit period of net 60 days. Further, assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current market environment. As necessary, we also record a provision for estimated sales returns on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

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

Accrued Restructuring Expenses

During the fiscal year ended January 31, 2002, we announced plans to restructure the company that were a combination of a reduction in workforce, consolidation of facilities and the write-off of assets. The restructuring charges during the year were based on actual and estimated costs incurred in connection with these restructuring plans. These estimates have been impacted by the rules governing the termination of employees, especially those in foreign countries. We have not recorded payments related to potential settlements, as these amounts are not reasonably estimable and probable. If, in the future, we were to agree upon additional severance payments, we would have to record additional restructuring charges in the period in which the settlement was determined to be reasonably estimable and probable. We have reduced the amount of the facilities restructuring charge by the estimated amount of sublease income. The assumptions we have made are based on the current market conditions in the various areas we have vacant space. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges for the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring charges. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended April 30,		Percent Change
(in millions; unaudited)	2002	2001
License fees	$12.7	$20.8	(39)%
Percentage of total revenues	41%	47%
Services	18.4	23.8	(23)%
Percentage of total revenues	59%	53%

Total revenues	$31.1	$44.6	(30)%

Total revenues decreased significantly in the three months ended April 30, 2002 from the comparable period in 2001. License fees revenue decreased as a percentage of total revenues in the quarter ended April 30, 2002 compared to the quarter ended April 30, 2001 as a result of a continued general economic slowdown affecting the primary markets for our products and services, and in particular, capital spending by communications service providers. No customer accounted for more than 10% of revenues during the quarter ended April 30, 2002. One customer, AOL Time Warner, accounted for 15% of revenues during the quarter ended April 30, 2001.

Services revenue decreased in the three months ended April 30, 2002 from the comparable period ended April 30, 2001. The decrease in services revenue decreased due to less consulting services as a result of fewer new customer implementations.

	Three Months Ended April 30,		Percent Change
(in millions; unaudited)	2002	2001
Geographical Revenues:
North America	$11.3	$23.7	(52)%
Percentage of total revenues	36%	53%
International
Europe	12.2	12.8	(5)%
Percentage of total revenues	39%	29%
Intercontinental	7.6	8.1	(6)%
Percentage of total revenues	25%	18%

Total international	19.8	20.9	(5)%
Percentage of total revenues	64%	47%

Total revenues	$31.1	$44.6	(30)%

North American revenues, which are defined by us as revenues from the United States and Canada, decreased primarily due to a continued global deferral of capital expenditures by telecommunications companies as well as a general economic slowdown. These are primarily the factors which have also adversely affected our international sales, although to a lesser degree than in North America.

Expenses

	Three Months Ended April 30,		Percent Change
(in millions; unaudited)	2002	2001
Cost of license fees	$0.1	$0.2	(50)%
Percentage of total revenues	—%	—%
Cost of services	$10.9	$20.7	(47)%
Percentage of total revenues	35%	46%
Amortization of purchased developed technology	$0.7	$0.9	(22)%
Percentage of total revenues	2%	2%
Research and development	$11.6	$17.5	(34)%
Percentage of total revenues	37%	39%
Sales and marketing	$14.9	$27.4	(46)%
Percentage of total revenues	48%	61%
General and administrative	$4.4	$10.5	(58)%
Percentage of total revenues	14%	24%

Cost of License Fees

Cost of license fees consists of resellers’ commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Infranet. Cost of license fees decreased during the quarter ended April 30, 2002 from the comparable period ended April 30, 2001. The decrease in cost of license fees is due to the decrease in revenue generated from our base of systems integrator partners.

Cost of Services

Cost of services primarily consists of maintenance, consulting and training expenses. The decrease in cost of services for the three months ended April 30, 2002 from the comparable period ended April 30, 2001 is primarily due to a reduction in our services workforce as a result of a reduced number of professional consulting projects.

Gross margin for services was approximately 41% and 13% in the quarters ended April 30, 2002 and 2001, respectively. The increase in gross margin for services was due to fewer employees in our service workforce.

Amortization of Purchased Developed Technology

In fiscal year 2001, we recorded an asset of $17.9 million for purchased developed technology as a result of acquiring Solution42 and BayGate. Purchased developed technology was being amortized, on a straight-line basis, over the estimated useful life of the respective assets of three to four years. During fiscal 2002, we recorded charges of $2.5 million and $2.2 million to reflect the impairment of purchased developed technology related to our investments in BayGate and Solution42, respectively. As of January 31, 2002, we no longer have purchased developed technology related to our investment in BayGate due to a combination of impairment charges and amortization during fiscal 2002. For the quarters ended April 30, 2002 and 2001, we amortized purchased developed technology in the amount of $0.7 million and $0.9 million, respectively. Amortization of purchased developed technology will continue to negatively impact our operating results in the future. Future amortization expense of the remaining purchased developed technology related to our investment in Solution42 is currently estimated to be $2.7 million in fiscal year 2003, $2.7 million in fiscal year 2004 and $1.9 million in fiscal year 2005.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs for our development and technical support efforts. Research and development expenses decreased during the quarter ended April 30, 2002 from the comparable period ended April 30, 2001. The decrease is primarily due to a reduction in Portal’s workforce as a result of cost reduction programs. Portal has not capitalized any software development costs to date.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel and related costs for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new and maintenance of existing, strategic partnerships. Sales and marketing expenses decreased during the quarter ended April 30, 2002 over the comparable period ended April 30, 2001 primarily due to a decrease in the number of sales and marketing personnel as a result of our restructuring plans initiated in fiscal 2002.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, legal, human resources, as well as information system and facilities expenses not allocated to other departments. General and administrative expenses decreased in the quarter ended April 30, 2002 from the comparable period ended April 30, 2001. The decrease was primarily due to a decrease in general and administrative personnel and a lower rate of increase in bad debt reserves.

Amortization of Deferred Stock Compensation

We recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999 in connection with stock options and restricted stock issued in and prior to 1999 and $0.2 million in fiscal year 2002, in connection with the acquisition of BayGate. The deferred stock compensation reflects the difference between the exercise prices of options granted to acquire certain shares of common stock and the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. We amortized deferred compensation expense of approximately $0.1 million and $0.6 million during the quarters ended April 30, 2002 and 2001, respectively. This compensation expense relates to options awarded to individuals in all operating expense categories. Total deferred compensation at April 30, 2002 of approximately $0.2 million is being amortized over the vesting periods of the options on a graded vesting method. Amortization of deferred compensation is estimated to $0.3 million in fiscal year 2003.

The following table shows the amounts of deferred stock compensation that would have been recorded under the following categories had deferred stock compensation not been separately stated on the statements of operations.

	Three Months Ended April 30,
(in thousands; unaudited)	2002	2001
Cost of services	$17	$91
Research and development	38	181
Sales and marketing	31	163
General and administrative	24	127

	$110	$562

Amortization of Goodwill

We recorded goodwill in connection with our acquisition of Solution42 in fiscal year 2001. During fiscal year 2002, we recorded an impairment of goodwill in the amount of $194.5 million. Goodwill was further reduced in fiscal 2002 by $3.5 million due to the reversal of excess accrued direct acquisition costs. As of January 31, 2002, there was no remaining balance in goodwill.

Provision for Income Taxes

Our taxes totaled $1.1 million in the three months ended April 30, 2002, primarily as a result of foreign withholding taxes on revenue and tax on earnings generated from our foreign operations. Although the Company recorded a net loss of $12.0 million for the three months ended April 30, 2002, the foreign operations were profitable for tax purposes primarily due to the intercompany charge back arrangements necessary under the local tax laws.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (including restricted investments of $17.0 million) totaled $109.6 million at April 30, 2002, compared to a balance of $128.9 million at January 31, 2002.

We used cash totaling $17.0 million in operations in the quarter ended April 30, 2002, a decrease of $14.9 million from the $31.9 million used in the quarter ended April 30, 2001. Net cash used in operations in the quarter ended April 30, 2002 was primarily comprised of a net loss of $12.0 million, a decrease in deferred revenue of $7.7 million and a decrease in other accrued liabilities of $4.7 million. These decreases were partially offset by an increase in accrued compensation of $1.4 million. Adjustments made for non-cash expenses, such as depreciation, amortization and amortization of deferred stock compensation and purchased developed technology amounted to $4.4 million for the quarter ended April 30, 2002.

The total future cash outlay, for both restructuring plans enacted in fiscal 2002, is currently estimated to be approximately $28.9 million which includes severance related costs as well as lease liabilities related to the consolidation of facilities and is expected to be funded by available cash. Of the $28.9 million, lease payments for impacted facilities, net of expected sublease income, are expected to be $27.8 million over the next nine years. The foregoing constitutes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements for the reasons described below under the caption “Risks Associated With Portal’s Business And Future Operating Results.”

Net cash used by investing activities was $1.4 million for the quarter ended April 30, 2002, an increase of $9.2 million from the $7.8 million provided in the quarter ended April 30, 2001. Net cash used in investing activities in the quarter ended April 30, 2002 was primarily comprised of the investments in software, equipment and facilities. During the quarter ended April 30, 2002, we purchased computer equipment and software, made leasehold improvements and purchased other capital equipment amounting to approximately $2.3 million, primarily to support our ongoing operations and information systems.

We have raised equity capital from investors to fund our operations. During the quarters ended April 30, 2002 and 2001, we raised an additional $0.2 million and $1.0 million, respectively, from sales of common stock issued from our employee stock purchase plan and upon the exercise of stock options by employees, net of repurchases.

In November 2000, we acquired Solution42. The liabilities assumed as part of the acquisition included short-term and long-term notes payable. In May 2001, we paid in full the short-term notes payable, which were comprised of two short-term notes each bearing interest at 6% per annum and were unsecured. The long-term notes payable are four mortgages for two facilities located in Germany. Two of the mortgages accrue interest at 4.45% per annum. Principal and interest are due in December 2010 and June 2011 on these two mortgages. As of April 30, 2002, the balances due on these loans were $0.6 million each. The other two mortgages accrue interest at 5.10% and 4.88% per annum. Principal and interest payments are made on a monthly basis. These two mortgages are due in October 2015 and November 2024. As of April 30, 2002, the balances due were $0.3 million and $0.2 million, respectively.

In the normal course of business, we enter into leases for new or expanded facilities in both domestic and international locations. These leases are for terms expiring April 2002 through March 2021. In connection with our facility leases, we issued five letters of credit in lieu of a security deposit for the facilities (see Note 1 in Notes to Unaudited Condensed Consolidated Financial Statements). Under all our facilities lease agreements, net of sublease income of $9.1 million, we are obligated to make payments of approximately $13.6 million, $13.2 million, $13.3 million, $13.3 million and $13.0 million in the years ending January 31, 2003, 2004, 2005, 2006 and 2007, respectively and a total of $75.3 million thereafter until expiration of the leases.

Due to the restructuring activities that occurred during fiscal 2002, several facilities were vacated or are under utilized. Some of these facilities have been subleased. We are also attempting to sublease additional surplus facilities, in various locations, comprising a total of approximately 180,000 square feet.

The following table summarizes our contractual obligations, including related interest charges, as of April 30, 2002 and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal years ending January 31. Of the $138.7 million in non-cancelable operating leases, net of sublease income, $27.7 million has been included in accrued restructuring expenses as of April 30, 2002.

(in thousands; unaudited):	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term notes payable	$2,410	$72	$192	$192	$1,954
Capital lease obligations	384	384	—	—	—
Non-cancelable operating leases, net of sublease income	138,732	10,655	26,512	26,312	75,253

	$141,526	$11,111	$26,704	$26,504	$77,207

The following table summarizes our other commitments as of April 30, 2002 and the effect such commitments could have on our liquidity and cash flows in future periods if the letters of credit or the guarantees were drawn upon. Restricted investments represent the collateral for these commitments.

(in thousands; unaudited):	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Letters of credit	$12,830	$—	$—	$256	$12,574
Guarantees	1,528	1,528	—	—	—

	$14,358	$1,528	$—	$256	$12,574

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, our ability to sublease surplus facilities and other factors. Our currently planned expense levels for each of the fiscal quarters of fiscal year 2003 exceed the revenues we generated in the fourth quarter of fiscal year 2002. Although we believe that our current cash balances and cash generated from operations will be sufficient to fund our operations for at least the next 12 months, we may require additional financing within this time frame. We may seek financing at any time that we determine market conditions are favorable. Additional funding, if needed, may cause dilution to our stockholders or the incurrence of debt and such funding may not be available on terms acceptable to us, or at all.

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

This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this “Risks Associated With Portal’s Business and Future Operating Results” and elsewhere in this report. Forward–looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

IT IS DIFFICULT TO PREDICT OUR BUSINESS BECAUSE WE HAVE A LIMITED HISTORY OPERATING AS A PROVIDER OF CUSTOMER MANAGEMENT AND BILLING SOFTWARE

Our results of operations for the quarter ended April 30, 2002 contained in this report are not necessarily indicative of results for our fiscal year ending January 31, 2003 or any other future period. In late 1993, we changed our strategic focus from operating as an Internet service provider to developing customer management and billing software for Internet-based businesses. Therefore, we have a relatively brief operating history as a provider of customer management and billing software and had no meaningful license revenue until 1996. Accordingly, we will experience the risks and difficulties frequently encountered by companies in new and rapidly evolving markets, including those discussed in this report. Our business strategy may not prove successful and we may not successfully address these risks.

WE EXPECT TO INCUR ADDITIONAL LOSSES AND CANNOT BE CERTAIN THAT WE WILL BE PROFITABLE

In order to be profitable, we must increase our revenues or reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues for profitability in any future period. We incurred net losses of approximately $395.5 million, $2.3 million and $7.6 million for fiscal year 2002, 2001 and 2000, respectively. We expect to experience a net loss for the second quarter of fiscal year 2003 and fiscal 2003. We recorded a substantial restructuring charge in the second, third and fourth quarters of fiscal year 2002 in connection with a reduction in force and other expense reduction efforts initiated during the year.

Our projected expenses for the second quarter of fiscal 2003 are targeted to exceed the amount of our anticipated second quarter revenues. As a result, if we do not generate increased revenues from sales of our products or reduce expenses, we will not be profitable. The decrease in capital expenditures by communications companies as well as the general economic slowdown has adversely affected our revenues and will make it difficult to increase revenues until spending in our target markets increases. We also expect that we will face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition which would lower our gross margins and our profitability. Another factor that would lower our gross margins is any increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins. We have also undertaken a number of cost reduction efforts. Failure to achieve the desired reductions in our expenses will further increase our losses. We cannot be certain that we will again achieve operating or net profitability on a quarterly or annual basis.

OUR REVENUES WILL BE ADVERSELY AFFECTED AS A RESULT OF ECONOMIC CONDITIONS AND STOCK MARKET VALUATIONS AFFECTING OUR TARGET MARKETS

We primarily market our products and services to providers of communications and content services. The substantial number of business failures and the decline in the market value of “dot-com” and other technology companies in the past few years has made it more difficult for emerging communication and electronic content companies to obtain financing for their operations. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Emerging growth and established communications and content companies have continued to reduce or defer their purchases of software and related products and the introduction of many new communication services has been delayed or cancelled. Cancellation of existing or planned services also adversely impact potential professional service, maintenance and support revenues. Any general decrease by our customers and potential customers in their rate of software and network investments results in a significant decrease in our revenues and operating income. These trends in technology and software spending dramatically hurt our business in fiscal year 2002 and will continue to seriously harm our business until conditions improve.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS AND WE MAY FAIL TO MEET EXPECTATIONS

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. For example, we achieved profitability in each of the first three quarters of fiscal year 2001 and reported net losses in the last six quarters. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. For example, the market value of our stock decreased significantly after the release of our financial results for the quarters ended October 31, 2000 and April 30, 2001. Factors that could cause quarterly fluctuations include:

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

We have difficulty predicting the volume and timing of orders for new license transactions. In any given quarter, our sales have involved, and we expect will continue to involve, large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even a small number of licenses of Infranet would reduce our revenues, which would adversely affect our quarterly financial performance. Also, we have often booked a large amount of our sales in the last month of the quarter and often in the last week of that month. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall substantially short of anticipated levels. Furthermore, delays in the closing of license transactions may result in a consequential delay or loss of services revenues relating to the projects for which the software would be licensed.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS DUE TO SEASONAL VARIATIONS AND WE MAY FAIL TO MEET EXPECTATIONS

We may also experience seasonality in our business. In many software companies, the rate of growth or absolute amount of license fee revenues tends to decline from the fourth quarter of one year to the first quarter of the next year, due in part to the structure of sales compensation plans. Our revenue in the first quarter of fiscal year 2002 and 2003 was significantly lower than the preceding fourth quarter. If we experience such seasonality in the future our rate of growth or absolute revenues could decline in the first quarter of a fiscal year compared to the preceding fourth quarter. In addition, the European operations of many companies experience some flatness in the summer months. We may also experience such a pattern in our European operations. Such seasonality may cause our results of operations to fluctuate or become more difficult to predict and could cause us to fail to meet internal or analyst expected financial results.

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

A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, America Online accounted for more than 10% of our total revenues during each of the quarters of fiscal year 2002. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. Our total revenues could also be adversely affected if revenues from a significant customer in one period are not replaced with revenues from that customer or other customers in subsequent periods. For example, America Online did not account for 10% or more of our total revenues in the first quarter of fiscal year 2003 because they have completed payment of the license fees for their initial order. The communication and content industries we have targeted are consolidating, which could reduce the number of potential customers available to us. In addition, several large telecommunications companies have announced decreases in their anticipated capital spending, which could have the effect of reducing future orders of our products. Moreover, many of our customers may have purchased sufficient quantities of our products to satisfy their current or anticipated requirements. For all of these reasons our business could suffer in the future.

OUR INABILITY TO SUBLEASE SURPLUS OFFICE SPACE WOULD INCREASE OUR USE OF CASH AND OPERATING EXPENSES AND ADVERSELY EFFECT OPERATING RESULTS

We must periodically change our office facilities in various locations as the number of existing and projected employees changes for those locations or as existing leases expire. Securing and building out facilities takes significant lead time. Furthermore, because of the need to satisfy projected future expansion, the amount of space we have leased is generally more than the amount currently required. Significant office leases have terms of between 5 and 20 years. As a result, we frequently sublease the portions of leased facilities that we have leased to meet our future expansion plans but do not currently need. In addition, our reductions in our workforce undertaken over the past year have substantially reduced our facilities requirements in several locations. As a result, we are attempting to sublease the facilities that we have previously leased but do not currently need. Portal has leased approximately 73,120 square feet and 38,140 square feet for its regional headquarters facilities in Herndon, Virginia and Slough, United Kingdom, respectively, for terms of ten and twenty years, respectively. The amounts leased exceed our current requirements and we plan to sublease a majority of the facilities for a substantial portion, if not the entire balance, of the lease term. Moreover, we also plan to sublease a facility in Cupertino that Portal vacated earlier this year and that comprises approximately 93,200 square feet and is leased through December 2010. There is currently a large amount of vacant commercial real estate in the San Francisco Bay Area. Moreover, currently prevailing rental rates in many locations are lower than those that we are obligated to pay under the leases. We may therefore encounter significant difficulties or delays in subleasing such surplus space and may not be able to sublease it for rents equal to those that we are obligated to pay. To the extent that we are unable to sublease this and other surplus space at an amount equal to our rent obligations for that space or to the extent sublessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we initially planned or included within accrued restructuring charges. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and adversely affect our financial results for that period. Furthermore, inability to sublease such space may adversely affect our planned uses of cash and our capital resources. Moreover, we have reduced the amount of the facilities restructuring charges we accrued in fiscal year 2002 by the estimated amount of sublease income. The assumptions we have made are based on the current market conditions in the various areas we have vacant space. These market conditions can fluctuate greatly, thus causing our accrual to be inaccurate. If, in future periods, it is determined that we have over accrued for restructuring charges as related to the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our financial statements in the period this was determined. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

OUR BUSINESS WILL SUFFER DRAMATICALLY IF WE FAIL TO SUCCESSFULLY PLAN AND MANAGE CHANGES IN THE SIZE OF OUR OPERATIONS

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We have experienced rapid changes in our number of employees in recent years. On April 30, 2002, we had 818 employees compared to 1,478 employees on April 30, 2001 and 634 employees on January 31, 2000. These changes have placed, and our anticipated future operations will continue to place, a significant strain on our management resources and our ability to train and allocate sufficient personnel resources to achieve our many objectives. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures and will need to continue to expand, train and manage our worldwide work force. We expect that we will have to change our facilities in certain locations and we may face difficulties and significant expenses identifying and moving into suitable office space and subleasing or assigning any surplus space.

In addition, reduction in the number of employees can result in significant severance, administrative and legal expenses. Reductions in the number of personnel may also adversely affect, or delay, various sales, marketing and product development programs and activities. This may increase the potential likelihood of other risks, such as delays in product introductions. Our business will suffer dramatically if we fail to effectively manage changes in the size and scope of our operations.

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

OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MUCH MORE SUSCEPTIBLE TO RISKS FROM INTERNATIONAL OPERATIONS

For the quarters ended April 30, 2002 and 2001, we derived approximately 64% and 47% of our revenue, respectively, from sales outside North America. As a result, we face risks from doing business on an international basis, including, among others:

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

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND THERE IS A RISK OF INFRINGEMENT

Our success and ability to compete depend substantially upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. Policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Others may develop technologies that are similar or superior to our technology. Moreover, as the functionality of products in different industry segments overlaps, we expect that our software products may in the future become subject to third-party infringement claims. Some of our competitors in the market for customer management and billing software may have filed or may intend to file patent applications covering aspects of their technology upon which they may claim our technology infringes. Any litigation, brought by us or by others, could be time-consuming and costly and could divert the attention of our technical and management personnel. In addition, litigation could cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, or at all, and could have a material and adverse impact on our gross margins and profitability. If a successful claim of product infringement were made against us, our business could be significantly harmed.

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

WE ARE CURRENTLY A PARTY TO SECURITIES LITIGATION CLASS ACTION LAWSUITS WHICH, IF DETERMINED ADVERSELY, COULD NEGATIVELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

On July 9, 2001, a purported class action complaint was filed in the Federal District Court Southern District of New York against Portal, certain of its officers and several underwriters of the Company’s initial public offering “(IPO”). The lawsuit alleges violations of Section 11 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, arising from alleged improprieties by the underwriters in connection with our 1999 IPO and follow-on public offering and claims to be on behalf of all persons who purchased Portal Software shares from May 5, 1999 through December 6, 2000. Four additional nearly identical class actions were also filed in July and August 2001 based on essentially the same facts and allegations. Specifically, the complaints allege the underwriters charged certain of their customers fees in excess of those disclosed in the prospectus and engaged in certain allegedly improper activities in connection with the distribution of the IPO shares. The complaint was subsequently amended to allege similar claims with respect our secondary public offering in September 1999.

The cases have been consolidated into a single action, but we do not know whether or when a consolidated complaint may be filed. No date has been set for the Company to respond to the complaints. These actions are part of the IPO Securities Litigation against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against the Company.

An unfavorable resolution of these matters could materially affect our future results of operations or cash flows in a particular period. In addition, the litigation has been, an may continue to be, time-consuming and costly and could divert the attention of our management personnel.

FINANCIAL DIFFICULTIES OF COMPANIES WE HAVE INVESTED IN COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We have made investments in three companies and may make investments in others in the future. If at any time our investment in a company were deemed impaired, we may be required to reduce the book value of that investment, which would in turn reduce our earnings in that period. Such investments could be deemed impaired, for example, if the financial condition of those companies deteriorates. As of April 30, 2002 and 2001, respectively, we had approximately $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) and $5.8 million (total investment of $6.0 million net of a valuation allowance of $0.2 million) invested in other companies. During fiscal 2002, we recorded a write-down of $4.0 million related to other than temporary impairment of these investments. Because the financial condition of these companies is outside our control, we cannot predict if, or when, the value of such investments would be required to be reduced.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND WILL BE VOLATILE

The trading price of our common stock has fluctuated significantly in the past and will continue to fluctuate in the future. For example the price of our common stock through April 30, 2002 has fluctuated between $83.93 and $0.76 per share. Future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

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

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about Portal’s risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described under the caption “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Risks Associated With Portal’s Business And Future Operating Results.”

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

The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for Portals’ investment portfolios as of April 30, 2002. This table does not include cash because cash is not subject to market risk. It also does not include long-term investments as they are held to maturity and, therefore, near-term changes in market rates will not result in losses. (In thousands, except weighted average yields):

	Maturing Within 1 Year	Maturing Within 2 Years	Thereafter	Total
Cash Equivalents	$5,668	$—	$—	$5,668
Weighted Average Yield	1.75%	—	—	1.75%
Investments	55,788	20,129	—	75,917
Weighted Average Yield	3.41%	3.24%	—	3.36%

Total Portfolio	$61,456	$20,129	$—	$81,585

Weighted Average Yield	3.25%	3.24%	—	3.25%

Impact of Foreign Currency Rate Changes

During fiscal year 2002, most local currencies of our international subsidiaries weakened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. We believe that our exposure to currency exchange fluctuation risk has been insignificant primarily due to the denomination of nearly all of our sales transactions in U.S. dollars. For the quarter ended April 30, 2002, there was a $0.4 million currency exchange impact from our intercompany transactions. To date, we have not engaged in foreign currency hedging.

As a global concern, we anticipate that our sales outside the United States will increasingly be denominated in other currencies. In such event, we will face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations.

PART II:    OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS.

On July 9, 2001, a purported class action complaint was filed in the Federal District Court Southern District of New York against Portal, certain of its officers and several underwriters of the Company’s initial public offering “(IPO”). The lawsuit alleges violations of Section 11 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, arising from alleged improprieties by the underwriters in connection with our 1999 IPO and follow-on public offering, and claims to be on behalf of all persons who purchased Portal Software shares from May 5, 1999 through December 6, 2000. Four additional nearly identical class actions were also filed in July and August 2001 based on essentially the same facts and allegations. Specifically, the complaints allege the underwriters charged certain of their customers fees in excess of those disclosed in the prospectus and engaged in certain allegedly improper activities in connection with the distribution of the IPO shares. The complaint was subsequently amended to allege similar claims with respect our secondary public offering in September 1999.

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

June 14, 2002	PORTAL SOFTWARE, INC.

By /s/ HOWARD A. BAIN III Howard A. Bain III Chief Financial Officer (On behalf of the Registrant and as the Principal Financial Officer)

By /s/ BRET L. ENGLAND Bret L. England Vice President of Finance (Principal Accounting Officer)