Form 10-K/A
period 2002-01-31
PORTAL SOFTWARE INC
filed 2002-08-27
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-K/A

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

Common Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on July 31, 2002 as reported on the NASDAQ National Market System, was approximately $70,215,986. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of July 31, 2002, Registrant had outstanding 175,539,966 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K/A to the extent stated herein.

PORTAL SOFTWARE, INC.

FORM 10-K/A

FISCAL YEAR 2002

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

References in this document to “Portal”, “we”, “our” and “us” refer to Portal Software, Inc., a Delaware corporation, its predecessors and each of its subsidiaries. Portal, Infranet, Infranet Interconnect, Content Connector, the Portal logo, Infranet IPT, Infranet Cable and Real Time-No Limits are trademarks of Portal. Each trademark, trade name or service mark of any other company appearing in this report belongs to its holder.

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

In fiscal year 2002, one customer, AOL Time Warner, accounted for 20% of Portal’s total revenues. In fiscal year 2001, no individual customer accounted for 10% or more of Portal’s total revenues. In fiscal year 2000, one customer accounted for 10% of Portal’s total revenues.

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

Substantial litigation regarding intellectual property rights exists in the software industry. Portal expects that software products may be increasingly subject to third-party infringement claims as the functionality of products in different industry segments overlaps. Some of Portal’s competitors in the market for CM&B software may have filed or may intend to file patent applications covering aspects of their technology that they may claim Portal’s technology infringes. Portal cannot be certain that any of these competitors will not make a claim of infringement against it with respect to its products and technology.

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

Employees

As of July 31, 2002, Portal had 705 employees, 262 of whom were engaged in professional service, customer service and support, 146 of whom were in sales and marketing, 177 of whom were in engineering and 120 of whom were in finance, administration and operations. Portal’s future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of who is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of Portal’s key employees could harm its business. Portal’s future success also depends on its continuing ability to attract, assimilate and retain highly qualified technical, sales and managerial personnel. None of Portal’s employees are represented by a labor union. Portal has not experienced any work stoppages and considers its relations with its employees to be good.

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

ITEM 3.    LEGAL PROCEEDINGS

On July 9, 2001, a purported class action complaint was filed in the Federal District Court Southern District of New York against Portal, certain of its officers and several underwriters of Portal’s initial public offering (“IPO”). The lawsuit alleges violations of Section 11 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, arising from alleged improprieties by the underwriters in connection with our 1999 IPO and follow-on public offering, and claims to be on behalf of all persons who purchased Portal Software shares from May 5, 1999 through December 6, 2000. Four additional nearly identical class actions were also filed in July and August 2001 based on essentially the same facts and allegations. Specifically, the complaints allege that the underwriters charged certain of their customers fees in excess of those disclosed in the prospectus and engaged in certain allegedly improper activities in connection with the distribution of the IPO shares. The complaint was subsequently amended to allege similar claims with respect our secondary public offering in September 1999.

The cases have been consolidated into a single action, and a consolidated complaint was filed on April 19, 2002. These actions are part of the IPO Securities Litigation against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against Portal. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed, by us on July 15, 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of Portal as of July 31, 2002:

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

Portal has never paid cash dividends on its capital stock. Portal currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The closing sale price of Portal’s Common Stock as reported in the NASDAQ National Market System on February 28, 2002 was $1.53. The number of stockholders of record of Portal’s Common Stock as of February 28, 2002 was 789. The closing sale price of Portal’s Common Stock as reported in the NASDAQ National Market System on July 31, 2002 was $0.40. The number of stockholders of record of Portal’s Common Stock as of July 31, 2002 was 825.

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

	Years Ended January 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Revenues:
License fees	$70,598	$180,334	$67,049	$13,536	$6,892
Services	84,192	87,973	36,000	13,133	2,524

Total revenues	154,790	268,307	103,049	26,669	9,416

Loss from operations	(394,900)	(11,224)	(15,700)	(17,128)	(7,386)
Net loss	$(395,500)	$(2,307)	$(7,620)	$(17,408)	$(7,587)
Basic and diluted net loss per share	$(2.30)	$(0.01)	$(0.06)	$(0.29)	$(0.18)
Shares used in computing basic and diluted net loss per share	171,989	159,865	124,816	59,062	41,571
Pro forma basic and diluted net loss per share (unaudited)			$(0.05)	$(0.15)
Shares used in computing pro forma basic and diluted net loss per share (unaudited)			140,836	116,167

	January 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,318	$69,323	$43,887	$11,809	$14,646
Short-term investments and restricted short-term investments	77,181	148,473	157,402	—	—
Working capital (deficit)	36,818	181,355	178,717	(9,150)	6,581
Restricted long-term investments	15,414	3,466	5,856	—	—
Total assets	213,206	630,054	265,529	32,344	23,125
Long-term obligations, net of current portion	4,451	7,652	1,525	2,022	1,500
Stockholders’ equity (net capital deficiency)	101,935	486,389	208,370	(6,551)	7,763

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have a limited operating history as a software company. We incurred a net loss of $395.5 million for fiscal 2002, $2.3 million for fiscal 2001 and $7.6 million for fiscal 2000. As of January 31, 2002, we had an accumulated deficit of $433.4 million. Our expenses for the first two quarters of the fiscal year 2003 exceeded and our planned expense levels for each of the remaining fiscal quarters of fiscal year 2003 exceed the revenues we generated in the fourth quarter of fiscal year 2002. As a result, we will need to generate significant revenues from licenses of our products and sale of our services to achieve and maintain operating profitability.

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

Our revenue recognition policy takes into consideration the creditworthiness of the customer in determining the probability of collection as a criterion for revenue recognition. The determination of creditworthiness requires the exercise of judgment, which affects our revenue recognition. If a customer is deemed to be not creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash. The creditworthiness of customers is re-assessed on a regular basis and revenue is deferred until cash receipt, if appropriate. Additionally, we enter into contracts with payment terms that extend beyond our normal credit period, which is currently 60 days. For such transactions, it is our policy to recognize such revenue only when payments are due, provided that the customer is deemed to be creditworthy. As stated previously, if the customer is deemed not creditworthy, revenue is recognized upon receipt of cash.

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

Amortization of Purchased Developed Technology

In fiscal 2001, we recorded an asset of $13.8 million for purchased developed technology as a result of acquiring Solution42 (see Note 3 in Notes to Consolidated Financial Statements). The value was determined by using the income approach which estimates the present value of cash flows from developed technology as based on management and industry assumptions and market data. This purchased developed technology is being amortized, on a straight-line basis, over its estimated useful life of four years. As a result of acquiring BayGate, Inc. (“BayGate”) in May 2001 (see Note 3 in Notes to Consolidated Financial Statements), we recorded an additional asset of $4.1 million for purchased developed technology that was being amortized over its estimated useful life of three years. In the quarters ended October 31, 2001 and January 31, 2002, we recorded charges of $2.5 million and $2.2 million to reflect the impairment of purchased developed technology related to our investment in BayGate and Solution42, respectively (See Reduction in Intangibles Due to Impairment below). As of January 31, 2002, we no longer have purchased developed technology related to our investment in BayGate due to a combination of impairment charges and amortization during fiscal 2002. Future amortization expense of the remaining purchased developed technology related to our investment in Solution42 is currently estimated to be $2.7 million in fiscal year 2003, $2.7 million in fiscal year 2004 and $2.0 million in fiscal year 2005.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, as well as information system and facilities expenses not allocated to other departments. General and administrative expenses increased in fiscal 2002 from fiscal 2001, which was attributable to an increase in bad debt expense of $8.9 million (see also Note 1 in Notes to Consolidated Financial Statements) and depreciation of equipment. These increases were partially offset by a decrease in facility lease expenses due to the implementation of our restructuring plans in fiscal 2002 (see Restructuring Costs below and Note 4 in Notes to Consolidated Financial Statements).

During the fiscal year ended January 31, 2002, the business climate for emerging next generation telecommunications companies, including broadband, electronic content and Internet access companies, as well as other Internet and e-commerce companies, rapidly deteriorated. In addition, companies within these sectors began experiencing significantly reduced access to capital markets, which led to financial difficulties and liquidity problems for many of these companies. The decline in the financial condition of these industry segments resulted in a significant reduction in capital spending, particularly in the area of infrastructure software. Therefore, our revenues declined at the same time as we were experiencing increased frequency of delinquent payments.

Our policy has been to maintain reserves based on specifically identified credit concerns and on our historical experience of delinquencies. During the second quarter of the fiscal year ended January 31, 2002, we determined that the aging deterioration experienced was other than temporary and was, in fact, indicative of a protracted business deterioration in a class of our customers that was impacting their ability to make payments when due. Accordingly, we determined that an increase in our allowance for doubtful accounts to reflect the deterioration of our aging accounts receivable and exposure on aged accounts was required.

Our revenue recognition policy has been to recognize revenue based upon the customer meeting defined levels of creditworthiness. If a customer is identified as a credit risk, all revenue under arrangements with that customer is recognized upon receipt of cash. The creditworthiness of customers is re-assessed on a regular basis and revenue is deferred until cash receipt, if appropriate.

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

The following table shows the amounts of deferred stock compensation that would have been recorded under the following categories had deferred stock compensation not been separately stated on the Consolidated Statements of Operations.

	Years Ended January 31,
(in thousands)	2002	2001	2000
Cost of services	$312	$603	$1,333
Research and development	683	1,198	2,649
Sales and marketing	561	1,084	2,395
General and administrative	436	841	1,858

	$1,992	$3,726	$8,235

In-Process Research and Development

In fiscal 2001, we recorded a one-time charge of $9.2 million for in-process research and development projects, related to the acquisition of Solution42, for which technological feasibility had not been established and no future alternative uses existed (see Note 3 in Notes to the Consolidated Financial Statements). At the time of the acquisition, the total fair value of these projects was estimated to be $9.2 million. The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products and estimating the present value of the net cash flows management believed would result from the products.

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

During the fiscal year ended January 31, 2002, we identified indicators of possible impairment of the intangible assets arising from our acquisitions. These indicators included deterioration in the business climate and prospects and intentions for these subsidiaries, implying that the downturn may be for a long period of time.

As related to our acquisition of Solution42, the indicators of impairment included the other than temporary decline in market values of technology companies in general and Portal specifically. Our stock price experienced a steady decline over the course of several quarters, with a slight rebound at the end of the first quarter of fiscal 2002. The slight rebound in stock prices appeared to indicate a temporary decline in market values, but the stock continued on a downward trend in the second quarter of fiscal 2002. Had Solution42 been an independent company, we concluded that its valuation would have declined in a similar manner to Portal’s based on the similarity of products, target markets and declining revenue. Additionally, in the second quarter of fiscal 2002 the forecasted revenue for Solution42 products deteriorated significantly from the forecasts made at the time of the acquisition. In connection with our restructuring plans (see Restructuring Costs below and Note 4 in Notes to Consolidated Financial Statements), we planned to reduce our headcount overseas which included many Solution42 employees and canceled research and development activities related to the Solution42 product, both of which were a result of an other than temporary deterioration in business climate and a drastic reduction in forecasted revenue opportunities.

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

Write-down of Impaired Investments

The write-off of investments in fiscal 2002, was related to our equity investment in privately-held companies. We review the net realizable value of the non-marketable investments on a quarterly basis, including reviewing the latest financial information available for signs of financial deterioration and recent press releases relating to the companies. We also consider the impact of new stockholder preferences, if any, upon our investment position. If we consider the net realizable value of our investments to be less than historical cost, then we determine whether a decline in fair value below the cost basis is “other than temporary.” If the decline in fair value is judged to be other than temporary, we will write down the cost basis of the individual security to fair value as a new cost basis and the amount of the write-down shall be included in earnings and accounted for as a realized loss. The new cost basis shall not be changed for subsequent recoveries in fair value.

On July 31, 2001, we held non-marketable securities for three private companies, each with a cost basis of $2 million. During the quarter ended July 31, 2001, two of the three companies demonstrated cash burn rates significantly in excess of their respective working capital levels and their anticipated access to funding. Further, both companies were in loss positions and, despite efforts to reduce their respective spending levels, continued to record losses due to slow growing revenues. Considering the downturn in the economy, we believed that it would be difficult for the companies to obtain additional financing. Consequently, we believed that these were indicators that these non-marketable investments experienced other than temporary declines in value as of July 31, 2001. As Portal did not foresee these investments generating any value or cash in the foreseeable future, and as such did not foresee the investments returning to the valuation levels at the time of Portal’s initial investment, we deemed the decline in value to be other than temporary and consequently wrote-off the $4 million of cost to $0 during this quarter.

The remaining $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) was determined to not be impaired based upon a review of the company’s financial statements. Even though the company is still generating losses, it has experienced growth in revenues and has continued to make concerted efforts to reduce its cost structure. We will continue to monitor our investment in this company for signs of potential deterioration.

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

Adjustments made for non-cash expenses, such as depreciation, amortization, amortization of deferred stock compensation, purchased developed technology and goodwill, reduction in intangibles due to impairment, restructuring and write-down of impaired investments amounted to $329.5 million for fiscal 2002. As of July 31, 2002, the total cash outlay, for the restructuring plans, is estimated to be $30.9 million which includes severance related costs as well as lease liabilities related to the consolidation of facilities and is expected to be funded by available cash. Of the $30.9 million, lease payments for impacted facilities, net of expected sublease income, are expected to be $26.1 million over the next nine years.

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

(in thousands):	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Letters of credit	$12,830	$—	$—	$256	$12,574
Guarantees	1,632	1,632	—	—	—

	$14,462	$1,632	$ —	$256	$12,574

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing international operations and other factors. Our expenses for the first two quarters of fiscal year 2003 exceeded and our planned expense levels for each of the remaining fiscal quarters of fiscal year 2003 exceed the revenues we generated in the fourth quarter of fiscal year 2002. As a result, we will need to generate increased revenues from licenses of our products and sale of our services to achieve and maintain operating profitability. In the first two quarters of fiscal year 2003 we used $43 million of cash for operations, of which approximately $7 million was used for restructuring and other activities and had approximately $86 million in cash and investments (including restricted cash) at the end of the second quarter of fiscal year 2003. Although we believe that our current cash balances and cash generated from operations will be sufficient to fund our operations for at least the next 12 months, we may require additional financing within this time frame. We may seek financing at any time that we determine market conditions are favorable. Additional funding, if needed, may cause dilution to our stockholders or the incurrence of debt and such funding may not be available on terms acceptable to us, or at all.

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

It is difficult to predict our business because we have a limited history operating as a provider of customer management and billing software

Our results of operations for the fiscal year ended January 31, 2002 contained in this report are not necessarily indicative of results for our fiscal year ending January 31, 2003 or any other future period. In late 1993, we changed our strategic focus from operating as an internet service provider to developing customer management and billing software for internet based businesses and therefore we have a relatively brief operating history as a provider of customer management and billing software and had no meaningful license revenue until 1996. Therefore, we will experience the risks and difficulties frequently encountered by companies in new and rapidly evolving markets, including those discussed in this report. Our business strategy may not prove successful and we may not successfully address these risks.

We expect to incur additional losses and we cannot be certain that we will be profitable

In order to be profitable, we must increase our revenues or reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues for profitability in any future period. We incurred net losses of approximately $395.5 million, $2.3 million and $7.6 million for fiscal year 2002, 2001 and 2000, respectively. We expect to experience a net loss for fiscal year 2003. We recorded a substantial restructuring charge in the second, third and fourth quarters of fiscal year 2002 in connection with a reduction in force and other expense reduction efforts initiated during the year. Our revenues for each of the first two quarters of fiscal 2003 were lower than the revenues in the fourth quarter of fiscal 2002. We expect that our revenues in the remaining two quarters of fiscal year 2003 will be approximately equal to or lower than our revenues in the fourth quarter of fiscal year 2002.

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

Our revenues will be adversely affected as a result of economic conditions and stock market valuations affecting our target markets

We primarily market our products and services to providers of communication and content services. The substantial number of business failures and the decline in the market value of “dot-com” and other technology companies in the past two years has made it more difficult for emerging communication and electronic content companies to obtain financing for their operations. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Emerging growth and established communications and content companies have continued to reduce or defer their purchases of software and related products and the introduction of many new communication services has been delayed or cancelled. Any general decrease by our customers and potential customers in their rate of software and network investments results in a significant decrease in our revenues and operating income. Cancellation of existing or planned services also adversely impact our software maintenance and support revenues. These trends in technology and software spending dramatically hurt our business in fiscal year 2002 and will continue to seriously harm our business until conditions improve.

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

Our quarterly operating results may fluctuate in future periods and we may fail to meet expectations

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. For example, we achieved profitability in each of the first three quarters of fiscal year 2001 and reported net losses in the last seven quarters. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. For example, the market value of our stock decreased significantly after the release of our financial results for the quarters ended October 31, 2000 and April 30, 2001. Factors that could cause quarterly fluctuations include:

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

Our business depends on the commercial acceptance of our products and its is uncertain to what extent the market will accept them

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

Our customers deploy Infranet across a variety of computer hardware platforms and integrate it with a number of legacy systems, third-party software applications and programming tools. Customers frequently use professional services from Portal, third party system integrators or their own internal information technology organizations, or a combination thereof. Our ability to generate and increase our professional services revenues will depend in large part on the number of new license transactions and on our ability to gain a significant portion of the services associated with the implementation of Infranet-related projects. We are not certain that our target customers will widely adopt and use our professional services. In the future we may not be successful in marketing our services our failure to do so could harm our business.

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

Our quarterly revenue is generated from a limited number of customers and our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer

A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, America Online accounted for more than 10% of our total revenues during each of the quarters of fiscal year 2002. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. Our total revenues could also be adversely affected if revenues from a significant customer in one period are not replaced with revenues from that customer or other customers in subsequent periods. For example, America Online did not account for 10% of our total revenues in the first two quarters of fiscal year 2003 as they have completed payment of the license fees for their initial order. The communication and content industries we have targeted are consolidating, which could reduce the number of potential customers available to us. In addition, several large telecommunications companies have announced decreases in their anticipated capital spending, which could have the effect of reducing future orders of our products. Moreover, many of our customers may have purchased sufficient quantities of our products to satisfy their current or anticipated requirements. For all of these reasons our business could suffer in the future.

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

Our business will suffer dramatically if we fail to successfully plan and manage changes in the size of our operations

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We have experienced rapid changes in our number of employees in recent years. On July 31, 2002, we had 705 employees compared to 1,478 employees on April 30, 2001 and

634 employees on January 31, 2000. These changes have placed, and our anticipated future operations will continue to place, a significant strain on our management resources our ability to train and allocate sufficient personnel resources to achieve our many objectives. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures and will need to continue to expand, train and manage our worldwide work force. We expect that we will have to change our facilities in certain locations and we may face difficulties and significant expenses identifying and moving into suitable office space and subleasing or assigning any surplus space.

In addition, a reduction in the number of employees can result in significant severance, administrative and legal expenses. A reduction in the number of personnel may also adversely affect or delay various sales, marketing and product development programs and activities. This may increase the potential likelihood of other risks, such as delays in product introductions. Our business will suffer dramatically if we fail to effectively manage changes in the size and scope of our operations.

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

To date we have typically denominated nearly all of our international license revenues in U.S. dollars. Therefore, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets or collection of receivables more difficult. Because our foreign denominated revenues have been minimal, we have not engage in currency hedging activities. Commencing in fiscal year 2003, we plan to denominate a larger number of international transactions in euros and certain other currencies (see also “Impact of Foreign Currency Rate Changes” in Item 7A below). In such event, we will face greater exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. In order to reduce the effect of foreign currency fluctuations, we may hedge our exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. Failure to effectively hedge foreign currency fluctuations would adversely affect our financial results.

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

If we fail to release products on time, our business will suffer

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

The markets in which we sell our product are highly competitive and we may not be able to compete effectively

We compete in markets that are intensely competitive and rapidly changing. We face competition from providers of customer management and billing software, such as Amdocs Ltd., Convergys Corporation (which has acquired Geneva Technology Ltd.), CSG Systems International, Inc. and ADC Telecommunications, Inc. We also compete with systems integrators and with internal information technology departments of larger communications providers. Many of our current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than us. We are aware of other companies that are focusing significant resources on developing and marketing products and services that will compete with us. Furthermore, in recent years a number of our competitors have been acquired by companies larger than us who have sought to expand their CM&B solutions capabilities. The failure of Portal to develop and market products and services that compete successfully with those of other suppliers in the market would harm our business. Portal anticipates that the market for its products and services will remain intensely competitive.

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

We are currently a party to securities litigation class action lawsuits which, if determined adversely, could negatively affect our business and results of operations

On July 9, 2001, a purported class action complaint was filed in the Federal District Court Southern District of New York against Portal, certain of its officers and several underwriters of Portal’s initial public offering (“IPO”). The lawsuit alleges violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, arising from alleged improprieties by the underwriters in connection with our 1999 IPO and follow-on public offering, and claims to be on behalf of all persons who purchased Portal Software shares from May 5, 1999 through December 6, 2000. Four additional nearly identical class actions were also filed in July and August 2001 based on essentially the same facts and allegations. Specifically, the complaints allege the underwriters charged certain of their customers fees in excess of those disclosed in the prospectus and engaged in certain allegedly improper activities in connection with the distribution of the IPO shares. The complaint was subsequently amended to allege similar claims with respect our secondary public offering in September 1999.

The cases have been consolidated into a single action, and a consolidated complaint was filed on April 19, 2002. These actions are part of the IPO Securities Litigation against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against Portal. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed, by Portal, on July 15, 2002.

An unfavorable resolution of these matters could materially affect our future results of operations or cash flows in a particular period. In addition, the litigation has been, and may continue to be, time-consuming and costly and could divert the attention of our management personnel.

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

If the market for our products does not improve, we may be forced to incur restructuring charges in addition to the $71 million charge we incurred in the fiscal year ended January 31, 2002

During the fiscal year ended January 31, 2002, we incurred charges of $41.3 million, $19.3 million and $10.4 million for the fiscal quarters ended July 31, 2001, October 31, 2001 and January 31, 2002, respectively, in connection with restructuring plans implemented to reduce our cost structure. In the quarter ended July 31, 2002 we also incurred restructuring charges of $6.1 million. These restructuring plans were implemented in response to the continued global deferral of capital expenditures by telecommunications companies, as well as the general downturn in the economy. If the deterioration in the telecommunications and Internet industries continues and capital expenditures continue to be deferred or our business otherwise continues to suffer, we may be forced to implement additional restructuring plans to further reduce our cost structure and incur additional restructuring charges. Any additional restructuring charges would have a material adverse effect on our financial results.

The additional impairment of intangible assets from our acquisition of Solution42 and Baygate and other acquisitions and investments would require us to incur charges related to the impairment of goodwill and developed technology

During the fiscal year ended January 31, 2002, we recorded charges of $199.2 million in connection with the impairment of goodwill and developed technology related to our acquisitions of Solution42 and BayGate. During the fiscal year ended January 31, 2002, we identified indications of impairment of the intangible assets arising from these acquisitions, including the deterioration of the business climate and the prospects and our intentions for Solution42 and BayGate as wholly-owned subsidiaries. If the indications of impairment continue, we could be forced to write-down some or all of the $7.3 million of remaining developed technology from the Solution42 acquisition and, potentially, goodwill and developed technology from future acquisitions, which would have a material adverse effect on our financial condition and results of operations.

Anti-takeover provisions in our Charter Documents, Stockholder Rights Plan and in Delaware Law could prevent or delay a change in control and, as a result, negatively impact our stockholders

We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have adopted a stockholder rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. This could prevent us from being acquired or reduce the price paid by any potential acquirer. In addition, our certificate of incorporation grants the board of directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock that could have a material adverse effect on the market value of our common stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that except in certain limited circumstances a corporation shall not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of Portal.

We received a letter from Nasdaq stating that if we are unable to comply with the minimum bid price of $1.00, our common stock will be delisted

We received a letter dated August 6, 2002, from the staff of the Nasdaq Stock Market, or Nasdaq, which notified us that the bid price for our common stock had been below $1.00 per share for a period of thirty consecutive days. Nasdaq advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain the listing of our common stock on the Nasdaq National Market. If we are unable to demonstrate compliance with the minimum bid requirement for ten consecutive days on or before November 4, 2002, Nasdaq will provide us with written notification that our common stock will be delisted. At that time we may appeal the staff’s decision to a Nasdaq Listing Qualification Panel. In the alternative, we may apply to transfer our securities to the Nasdaq SmallCap Market. If we submit a transfer application and pay the applicable listing fees by November 4, 20002, initiation of de-listing proceedings will be stayed pending Nasdaq’s review of our transfer application. If the transfer application is approved, we will have a 180 day grace period ending on February 3, 2003 from meeting the Nasdaq SmallCap listing requirements and will be eligible for an additional 180 day grace period if we meet the initial listing requirements for the Nasdaq SmallCap Market. We intend to pursue all available options to meet the Nasdaq listing requirements. If our common stock is delisted from the Nasdaq National Market, sales of our common stock would likely be conducted on the SmallCap Market or in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and price of our common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

/s/    ERNST & YOUNG LLP

Palo Alto, California
February 14, 2002

PORTAL SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	January 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$36,318	$69,323
Accounts receivable, net of allowance for doubtful accounts of $7,869 and $2,899 at January 31, 2002 and 2001, respectively	22,323	83,225
Short-term investments	75,463	141,275
Restricted short-term investments	1,718	7,198
Deferred income taxes	2,733	5,045
Prepaid expenses and other current assets	5,083	11,302

Total current assets	143,638	317,368
Property and equipment, net	43,146	54,209
Goodwill, net	—	229,301
Purchased developed technology, net	7,315	12,938
Restricted long-term investments	15,414	3,466
Other assets	3,693	12,772

	$213,206	$630,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,079	$9,923
Accrued compensation	12,136	24,198
Accrued acquisition expenses	557	11,629
Accrued restructuring expenses	34,981	—
Other accrued liabilities	17,014	18,983
Short-term notes payable	—	2,250
Current portion of capital lease obligations	587	2,093
Deferred revenue	37,466	66,937

Total current liabilities	106,820	136,013
Long-term notes payable	1,658	1,800
Long-term portion of capital lease obligations	11	598
Long-term deferred income taxes	2,733	5,045
Other liabilities	49	209

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series: 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized at January 31, 2002; 174,948 and 171,344 shares issued and outstanding at January 31, 2002 and January 31, 2001, respectively	175	171
Additional paid-in capital	536,249	526,732
Accumulated other comprehensive income (loss)	(709)	132
Notes receivable from stockholders	(79)	(127)
Deferred stock compensation	(335)	(2,653)
Accumulated deficit	(433,366)	(37,866)

Stockholders’ equity	101,935	486,389

	$213,206	$630,054

See accompanying notes.

PORTAL SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended January 31,
	2002	2001	2000
Revenues:
License fees	$70,598	$180,334	$67,049
Services	84,192	87,973	36,000

Total revenues	154,790	268,307	103,049

Costs and expenses:
Cost of license fees	1,349	4,917	2,596
Cost of services	61,182	59,555	22,808
Amortization of purchased developed technology	4,250	862	—
Research and development	59,795	57,685	26,090
Sales and marketing	81,309	96,836	43,671
General and administrative	38,508	31,886	15,349
Amortization of deferred stock compensation	1,992	3,726	8,235
In-process research and development	—	9,200	—
Amortization of goodwill	31,127	14,864	—
Reduction in intangibles due to impairment	199,158	—	—
Restructuring costs	71,020	—	—

Total costs and expenses	549,690	279,531	118,749

Loss from operations	(394,900)	(11,224)	(15,700)
Interest and other income, net	8,120	12,898	5,886
One-time gain upon expiration of unexercised put option on common stock	—	—	3,810
Write-down of impaired investments	(4,000)	—	—

Income (loss) before income taxes	(390,780)	1,674	(6,004)
Provision for income taxes	(4,720)	(3,981)	(1,616)

Net loss	$(395,500)	$(2,307)	$(7,620)

Basic and diluted net loss per share	$(2.30)	$(0.01)	$(0.06)

Shares used in computing basic and diluted net loss per share	171,989	159,865	124,816

(1) Amortization of deferred stock compensation relates to the following expense categories:
Cost of services	$312	$603	$1,333
Research and development	683	1,198	2,649
Sales and marketing	561	1,084	2,395
General and administrative	436	841	1,858

Total	$1,992	$3,726	$8,235

See accompanying notes.

PORTAL SOFTWARE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumu- lated Other Compre- hensive Income (Loss)	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Deficit	Total Stock- holders’ Equity (Net Capital Deficiency)
	Shares	Amount	Shares	Amount
Balances at January 31, 1999	57,304,374	$18,482	78,367,086	$927	$16,753	$—	$(318)	$(14,456)	$(27,939)	$(6,551)
Comprehensive loss:
Net unrealized loss on investments	—	—	—	—	—	(704)	—	—	—	(704)
Translation adjustment and other	—	—	—	—	—	65	—	—	—	65
Net loss	—	—	—	—	—	—	—	—	(7,620)	(7,620)

Total comprehensive loss										(8,259)

Issuance of Series A preferred stock upon exercise of warrants	682,200	58	—	—	—	—	—	—	—	58
Conversion of preferred stock to common stock upon completion of initial public offering	(57,986,574)	(18,540)	57,986,574	29	18,511	—	—	—	—	—
Issuance of common stock in initial public offering and private placement, net of issuance costs	—	—	15,961,198	8	102,360	—	—	—	—	102,368
Reincorporation to Delaware	—	—	—	(888)	888	—	—	—	—	—
Issuance of common stock in secondary public offering, net of issuance costs	—	—	5,900,000	3	105,959	—	—	—	—	105,962
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	(408,618)	—	3,258	—	59	—	—	3,317
Issuance of common stock for cash	—	—	145,914	—	118	—	—	—	—	118
Issuance of common stock upon exercise of warrants	—	—	474,944	—	146	—	—	—	—	146
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	499,402	—	2,976	—	—	—	—	2,976
Impact of stock split	—	—	—	80	(80)	—	—	—	—	—
Deferred stock compensation	—	—	—	—	158	—	—	(158)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	8,235	—	8,235

Balances at January 31, 2000	—	—	158,926,500	159	251,047	(639)	(259)	$(6,379)	(35,559)	208,370
Comprehensive loss:
Net unrealized gain on investments	—	—	—	—	—	1,503	—	—	—	1,503
Translation adjustment and other	—	—	—	—	—	(732)	—	—	—	(732)
Net loss	—	—	—	—	—	—	—	—	(2,307)	(2,307)

Total comprehensive loss										(1,536)

Issuance of common stock upon exercise of stock options, net of repurchases	—	—	4,469,453	4	14,615	—	132	—	—	14,751
Tax benefits from employee stock option plans	—	—	—	—	5,050	—	—	—	—	5,050
Issuance of common stock upon acquisition of Solution42	—	—	6,818,188	7	248,751	—	—	—	—	248,758
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	1,130,305	1	7,269	—	—	—	—	7,270
Amortization of deferred stock compensation	—	—	—	—	—	—	—	3,726	—	3,726

Balances at January 31, 2001	—	—	171,344,446	171	526,732	132	(127)	(2,653)	(37,866)	486,389
Comprehensive loss:
Net unrealized loss on investments	—	—	—	—	—	(183)	—	—	—	(183)
Translation adjustment and other	—	—	—	—	—	(658)	—	—	—	(658)
Net loss	—	—	—	—	—	—	—	—	(395,500)	(395,500)

Total comprehensive loss										(396,341)

Issuance of common stock upon exercise of stock options, net of repurchases	—	—	1,212,607	2	2,279	—	—	—	—	2,281
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	2,390,743	2	7,351	—	—	—	—	7,353
Amortization of deferred stock compensation	—	—	—	—	—	—	—	1,992	—	1,991
Payments on shareholder notes receivable	—	—	—	—	—	—	48	—	—	48
Stock options assumed upon acquisition of BayGate	—	—	—	—	289	—	—	(134)	—	155
Reduction of deferred stock compensation related to terminations	—	—	—	—	(402)	—	—	460	—	58

Balances at January 31, 2002	—	$—	174,947,796	$175	$536,249	$(709)	$(79)	$(335)	$(433,366)	$101,935

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Portal’s revenue recognition policy takes into consideration the creditworthiness of the customer in determining the probability of collection as a criterion for revenue recognition. The determination of creditworthiness requires the exercise of judgment, which affects Portal’s revenue recognition. If a customer is deemed to be not creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash. The creditworthiness of customers is re-assessed on a regular basis and revenue is deferred until cash receipt, if appropriate. Additionally, Portal enters into contracts with payment terms that extend beyond its normal credit period, which is currently 60 days. For such transactions, it is Portal’s policy to recognize such revenue only when payments are due, provided that the customer is deemed to be creditworthy.

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

Concentration of Credit Risk

Substantially all of Portal’s software and services have been sold to North American, European and Asia-Pacific communication and content service providers, including mobile wireless companies, broadband, electronic content and Internet access companies, as well as other Internet and e-commerce companies. Accordingly, adverse economic trends affecting the communications industry may increase our credit risk. Portal performs ongoing credit evaluations of its customers and does not require collateral. During fiscal year 2002, 2001 and 2000, Portal added approximately $11.0 million, $2.1 million and $1.0 million, respectively, to its allowance for doubtful accounts. Write-offs of uncollectible accounts totaled $6.0 million, $0.4 million and $0.8 million for fiscal year 2002, 2001 and 2000, respectively.

One customer, AOL Time Warner, accounted for 20% of total revenue during fiscal 2002. No individual customer accounted for 10% or more of total revenue during fiscal 2001. One customer accounted for 10% of total revenue during fiscal 2000.

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule summarizes the estimated fair value of Portal’s cash, cash equivalents and short-term investments (in thousands):

	January 31,
	2002	2001
Cash and cash equivalents:
Cash	$7,895	$16,973
Money market funds	16,435	41,380
Commercial paper	—	9,674
U.S. Government securities	11,988	1,296

	$36,318	$69,323

Short-term investments at January 31, 2002:
	Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
Corporate notes	$39,086	$583	$—	$39,669
U.S. Government securities	35,485	33	—	35,518
Commercial paper	1,993	1	—	1,994
Restricted investments	(1,718)	—	—	(1,718)

	$74,846	$617	$—	$75,463

Short-term investments at January 31, 2001:
	Gross Unrealized
	Amortized Cost	Gain	Loss	Fair Value
Corporate notes	$106,688	$740	$—	$107,428
Municipal bonds	31,354	77	—	31,431
Commercial paper	9,627	—	(13)	9,614
Less restricted investments	(7,198)	—	—	(7,198)

	$140,471	$817	$(13)	$141,275

The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands):

	January 31,
	2002	2001
Due within one year	$59,512	$115,183
Due within two years	17,669	33,290
Restricted short-term investments	(1,718)	(7,198)

	$75,463	$141,275

As of January 31, 2002 restricted short-term investments of $1.7 million combined with restricted long-term investments of $15.4 million represent collateral for five letters of credit and one bank guarantee. The five letters of credit issued in lieu of a cash security deposit are renewable annually and expire on various dates from

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 31, 2001, we held non-marketable securities for three private companies, each with a cost basis of $2 million. During the quarter ended July 31, 2001, two of the three companies demonstrated cash burn rates significantly in excess of their respective working capital levels and their anticipated access to funding. Further, both companies were in loss positions and, despite efforts to reduce their respective spending levels, continued to record losses due to slow growing revenues. Considering the downturn in the economy, we believed that it would be difficult for the companies to obtain additional financing. Consequently, we believed that these were indicators that these non-marketable investments experienced other than temporary declines in value as of July 31, 2001. As Portal did not foresee these investments generating any value or cash in the foreseeable future, and as such did not foresee the investments returning to the valuation levels at the time of Portal’s initial investment, we deemed the decline in value to be other than temporary and consequently wrote-off the $4 million of cost to $0 during this quarter.

The remaining $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) was determined to not be impaired based upon a review of the company’s financial statement. Even though the company is still generating losses, it has experienced growth in revenues and has continued to make concerted efforts to reduce its cost structure. We will continue to monitor our investment in this company for signs of potential deterioration.

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the fiscal year ended January 31, 2002, Portal identified indicators of possible impairment of the intangible assets arising from its acquisition of Solution42.

As related to Portal’s acquisition of Solution42, the indicators of impairment included the other than temporary decline in market values of technology companies in general and Portal specifically. Portal’s stock price experienced a steady decline over the course of several quarters, with a slight rebound at the end of the first quarter of fiscal 2002. The slight rebound in stock prices appeared to indicate a temporary decline in market values, but the stock continued on a downward trend in the second quarter of fiscal 2002. Had Solution42 been an independent company, Portal concluded that its valuation would have declined in a similar manner to Portal’s based on the similarity of products, target markets and declining revenue. Additionally, in the second quarter of fiscal 2002 the forecasted revenue for Solution42 products deteriorated significantly from the forecasts made at the time of the acquisition. In connection with Portal’s restructuring plans (see Restructuring Costs below), it planned to reduce its headcount overseas which included many Solution42 employees and canceled research and development activities related to the Solution42 product, both of which were a result of an other than temporary deterioration in business climate and a drastic reduction in forecasted revenue opportunities.

Portal performed asset impairment tests at the Solution42 subsidiary level, the lowest level for which there were identifiable cash flows related to these acquired intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows to the carrying amount of the long-lived assets resulting from the Solution42 acquisition. Based on the results of these tests, Portal determined that long-lived assets initially recorded in connection with this acquisition were significantly impaired.

Portal measured the impairment loss related to long-lived assets based on the amount by which the carrying amount of such assets exceeded its fair value. Measurement of fair value was based on an analysis of the future discounted cash flows at the Solution42 level. In performing this analysis, Portal used the best information available in the circumstances including reasonable and supportable assumptions and projections. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on Portal’s best estimate of projected future cash flows. The discount rate was based on historical risk premiums required by investors for companies of Portal’s size, industry and capital structure and included risk factors specific to Portal. The analysis indicated that Portal’s long-lived assets for Solution42 were impaired by an amount totaling $193.4 million. Accordingly, Portal recorded an impairment write-down of this amount during the second quarter of fiscal 2002.

During the quarter ended October 31, 2001, Portal further reduced goodwill by $3.5 million due to the reversal of excess accrued direct acquisition costs. During the final quarter of fiscal 2002, Portal identified additional indicators of impairment of its remaining Solution 42 long-lived assets. As a result, Portal recorded charges of $1.1 million and $2.2 million to reflect the impairment of goodwill and purchased developed technology, respectively, related to Portal’s investment.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the lack of revenues generated from BayGate products together with the October 2001 reduction of workforce associated with BayGate’s product, Portal cancelled the further planned development of BayGate-related products. Based on these key factors, Portal recorded a charge of $2.5 million during the quarter ended October 31, 2001, to reflect the impairment of purchased developed technology related to its investment in BayGate.

Portal did not record any write-downs of long-lived assets during fiscal 2001 and 2000.

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the allocation of the non-contingent purchase price and deferred tax liability (in thousands):

Net assets acquired	$1,475
Purchased developed technology	13,800
In-process research and development	9,200
Goodwill	244,165

$268,640

Portal recorded an asset of $13.8 million for purchased developed technology as a result of acquiring Solution42. The value was determined by estimating the present value of cash flows from developed technology as based on Portal management and industry assumptions and market data. During the fiscal 2002, Portal recorded a charge of $2.2 million to reflect the impairment of purchased developed technology as related to Portal’s investment in Solution42 (see Note 1). Purchased developed technology is being amortized, on a straight-line basis, over its estimated useful life of four years. Amortization expense was $3.5 million and $0.9 million for the year ended January 31, 2002 and 2001, respectively. Amortization expense is estimated to be $2.7 million in fiscal 2003, $2.7 million in fiscal 2004 and $2.0 million in fiscal 2005.

A one-time charge of $9.2 million for purchased in-process research and development expenses was recorded upon closing of the acquisition in the fourth quarter of fiscal 2001. The amounts allocated to in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products and estimating the present value of the net cash flows management believed would result from the products.

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	For the years ended January 31,
	2001		2000
(in thousands, except per share data)	Including Solution42	As reported	Including Solution42	As reported
Net revenue	$277,293	$268,307	$112,819	$103,049
Net loss	(44,369)	(2,307)	(71,847)	(7,620)
Net loss per share, diluted	(0.27)	(0.01)	(0.55)	(0.06)
Shares used in computing diluted net loss per share	166,683	159,865	131,634	124,816

The Solution42 acquisition structure was designed to meet two objectives: (i) to provide the former shareholders of Solution42 the ability manage their own financial situation by not receiving Portal Common Stock until a later time; and (ii) to ensure that Portal unequivocally assume the risks and rewards of 100% ownership and control of Solution42 immediately upon the closing of the acquisition, notwithstanding the minority interest held by the Shareholders for approximately two (2) years.

Accordingly, Portal designed the structure so that the Portal Solutions shares would not be liquid other than the conversion of such shares into Portal Common Stock, and that Portal could block such Portal Solutions shares from ever being transferred from the former Solution42 shareholders by requiring the exchange of Portal Solutions shares into Portal Common Stock prior to a proposed transfer.

In connection with the acquisition, as consideration for the former Solution42 shareholders exchanging their shares in Solution42 for shares in Portal Solutions, Portal granted the shareholders three put options, whereby they could exchange their shares of Portal Solutions for an aggregate of up to 7,500,000 shares of Portal Common Stock. The first put option allowed the former Solution42 shareholders to exchange their Portal Solutions shares for up to 5,318,188 shares of Portal Common Stock at any time after the closing of the acquisition. The first put option was immediately exercisable and therefore was included in determining the cost of the acquisition and shown as outstanding. The former Solution42 shareholders exercised this option in January 2001. Following the exercise, Portal owned approximately 85.45% of the outstanding shares of Portal Solutions.

The second put option allowed the former Solution42 shareholders to exchange their Portal Solutions shares for up to 1,500,000 shares of Portal Common Stock at any time after the first anniversary of the closing of the acquisition; provided, however, such number of shares was subject to reduction in the event the former Solution42 shareholders became obligated to indemnify Portal as set forth in the acquisition agreement. The shares subject to the second put option were required to be held in escrow for one year pending any indemnification claims by Portal under the acquisition agreement. The shares used to satisfy any indemnification claims would be valued at a price specified in the acquisition agreement, which was a price approximately equal to the fair market value of a share of Portal Common Stock at the time of the acquisition. The only uncertainty regarding the former Solution42 shareholders’ right to these 1,500,000 shares of Portal Common Stock was whether such number of shares would actually be paid to the shareholders or reduced as a result of indemnification obligations in the acquisition agreement. In the event of such a reduction, the value of the shares not delivered to the shareholders would be equal to the value of the consideration paid to the third party making the claim that triggered the indemnification obligation. As a result, the amount required to be included in the purchase price was determinable at the date of the acquisition and the value of the 1,500,000 shares of Portal Common Stock was included in determining the cost of the acquisition. The second option was exercised by the former Solution42 shareholders in January 2002. Following this exercise, Portal owned approximately 95.5% of the outstanding shares of Portal Solutions.

Finally, the third put option allows the former Solution42 shareholders to exchange their Portal Solutions shares for up to 681,812 shares of Portal Common Stock at any time after the second anniversary of the closing of the acquisition; however, such number of shares are subject to earn-out contingencies. These put rights do not

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expire. On the date of the acquisition it was not determinable how many, if any, shares of Portal Common Stock subject to the third put option would be earned. Therefore, the value of these shares was not included in determining the cost of the acquisition. These shares will be recorded and valued at their then current fair market value when they are either probable of being earned or earned, and will result in the recording of additional goodwill.

In addition, the former Solution42 shareholders granted Portal a call option, whereby Portal has the right to require the shareholders to exchange the shares they hold in Portal Solutions for shares of Portal Common Stock under circumstances specified in the acquisition agreement. These circumstances include: (i) a change of control of Portal, (ii) the former Solution42 shareholders continuing to hold shares of Portal Solutions on May 2, 2002, (iii) a proposed transfer of the shares of Portal Solutions by the former Solution 42 shareholders, (iv) the opening of insolvency proceedings with respect to the assets of the shareholder, and (v) the attachment of a share of Portal Solutions held by a shareholder. Prior to the time the former Solution42 shareholders exchange their shares of Portal Solutions for shares of Portal Common Stock, they have the right to transfer their shares of Portal Solutions, subject to applicable securities and other laws. However, as noted above, such an attempt to transfer is one of the circumstances in which Portal has the right to exercise its call option and require the exchange of such shares prior to the contemplated transfer. As a result, Portal retained the ability to prevent the transfer of Portal Solutions shares to any one other than Portal. Portal had no rights to restrict transfer of the shares of Portal Common Stock issued to the former Solution42 shareholders upon the exchange of shares of Portal Solutions.

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

In October 2001, Portal’s Board of Directors approved a second restructuring plan to further reduce its cost structure in response to the continued global deferral of capital expenditures by telecommunications companies as well as the general downturn in the economy. The restructuring plan included a reduction in workforce of approximately 320 employees, or 28% of the workforce, which affected all functional areas of Portal and was largely completed in the quarter ended January 31, 2002. The plan also included further consolidations of facilities and asset write-offs. Portal incurred a charge of $19.3 million and $10.4 million in the quarter ended October 31, 2001 and January 31, 2002, respectively, as a result of the second restructuring plan. The restructuring charge included approximately $10.4 million of severance related amounts, $16.0 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, and $2.7 million in asset write-offs. The additional charges in the quarter ended January 31, 2002 were necessitated by revised estimates of sublease commencement dates and rental rate projections to reflect continuing declines in market conditions as well as additional severance for foreign employees.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In both restructuring plans, Portal identified assets that were to be written off. The following is a list of Portal’s significant asset write-offs:

•	Prepaid Services (Accenture related)

On April 12, 1999, Portal agreed to enter into a strategic alliance with Accenture LLP (“Accenture”) under which Accenture agreed to provide services to Portal and the parties agreed to primarily jointly develop Portal’s “Wireline” product. Portal agreed to compensate Accenture for its services with a minimum services fee in cash of $2.8 million and a cash-settled put (fair value $3.8 million) for 400,000 of the shares to be purchased by Accenture. Both the cash and the fair value of the put, $6.6 million in aggregate, was recorded as a prepaid service asset. This asset was being amortized over the estimated period of benefit of four and one half years on a straight-line basis.

As a result of the restructuring plans, Portal was forced to prioritize its research and development projects and decided to discontinue the further development of and abandon the plan to develop and sell the Wireline product. Portal believes that the asset impairment is a direct result of the associated personnel layoffs and constrained resources, and therefore, Portal feels that it is appropriate to include the expense in the restructuring charges. This charge impacted the North American region.

•	Leasehold improvements

As a result of the abandonment of various operating lease facilities, Portal wrote-off the net book values of the related leasehold improvements. Portal continued to record depreciation expense, included in operating expenses, for the leasehold improvements until it no longer occupied the facilities or portion of the facilities. Upon vacating these facilities, Portal wrote-off the net book value of these leasehold improvements. This charge impacted its North American and European regions.

•	Laptop computers used by exiting employees

Portal wrote-off the book value of its laptop computers used by exiting employees that either it did not expect to be returned by the severed employees or it expected to scrap or sell. Portal made a decision to sell the computers returned by exiting employees as it believed that by the time it begins to experience growth, the computers would be obsolete. Portal recorded the charge for the computer write-offs net of expected proceeds received from the sale of computers. As this cost is related to employees who were terminated as part of the restructuring plans, we included the charge as part of the restructuring expense. This charge impacted all regions.

Portal’s restructuring plans specifically identified facilities, domestically in California and Virginia, and internationally in Germany, Japan and the United Kingdom. Portal vacated the facilities on various dates, as planned, starting May 2001 through March 2002. The timing of Portal’s evacuation of the facilities was considered when calculating the restructuring charges. For the portion of the facilities (if any) that remained in operations subsequent to the plan’s approval, Portal has included costs in the restructuring charges only after vacating the facility, as these costs no longer benefit operations. Prior to vacating these facilities, or portions thereof that Portal intends to sublease, rental expense continued to be included in operating expenses.

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

	Restructuring Charges		Cash	Non-cash	Balance remaining January 31, 2002
(In thousands)	Plan I	Plan II
Severance	$6,893	$10,413	$(15,356)	$—	$1,950
Facilities	20,352	15,989	(6,365)	—	29,976
Asset write-offs	13,084	2,718	—	(13,421)	2,381
Other	963	608	(897)	—	674

	$41,292	$29,728	$(22,618)	$(13,421)	$34,981

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Legal Matters

On July 9, 2001, a purported class action complaint was filed in the Federal District Court Southern District of New York against Portal, certain of its officers and several underwriters of Portal’s initial public offering (“IPO”). The lawsuit alleges violations of Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, arising from alleged improprieties by the underwriters in connection with our 1999 IPO and follow-on public offering, and claims to be on behalf of all persons who purchased Portal Software shares from May 5, 1999 through December 6, 2000. Four additional

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

nearly identical class actions were also filed in July and August 2001 based on essentially the same facts and allegations. Specifically, the complaints allege the underwriters charged certain of their customers fees in excess of those disclosed in the prospectus and engaged in certain allegedly improper activities in connection with the distribution of the IPO shares. The complaint was subsequently amended to allege similar claims with respect our secondary public offering in September 1999.

The cases have been consolidated into a single action, and a consolidated complaint was filed on April 19, 2002. These actions are part of the IPO Securities Litigation against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against Portal. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed, by Portal, on July 15, 2002.

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Common Stock

Portal has issued shares of common stock, which are subject to Portal’s right to repurchase at the original issuance price upon the occurrence of certain events, as defined in the agreement relating to the sale of such stock. The repurchase rights lapse ratably over a period of one to four years from the date of issuance. At January 31, 2002, 2001 and 2000, approximately 195,131, 2,348,801 and 5,627,966 shares were subject to repurchase. Of the shares subject to repurchase, 195,131, 2,348,801 and 5,501,240 shares were issued upon the exercise of options under the 1995 Stock Option/Issuance Plan.

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999 in connection with stock options and restricted stock issued in and prior to 1999 and $0.2 million, in the quarter ended July 31, 2001 in connection with the acquisition of BayGate. The deferred stock compensation reflects the difference between the exercise prices of options granted to acquire certain shares of common stock and the deemed fair value for financial reporting purposes of Portal’s common stock on their respective grant dates. Such amounts are included as a reduction of stockholders’ equity (net capital deficiency) and are being amortized by charges to operations on a graded vesting method. In fiscal 2002, 2001 and 2000, Portal recorded amortization of deferred stock compensation expense of approximately $2.0 million, $3.7 million and $8.2 million, respectively. At January 31, 2002, Portal had a total of approximately $0.3 million remaining to be amortized over the corresponding vesting period of each respective option, generally four years. The amortization expense relates to options awarded to employees in all operating expense categories. This amount has not been separately allocated to these categories.

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to January 31, 1999, the fair value for these awards was estimated at the date of grant using the minimum value options pricing model. Subsequent to this date, Portal estimated fair value based on the Black-Scholes pricing model. These models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Portal’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of options granted was estimated using the following weighted-average assumptions:

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)  Quarterly Results of Operations (Unaudited)

The following table presents Portal’s operating results for each of the eight quarters in the period ended January 31, 2002. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of Portal and the financial statement footnotes appearing elsewhere in this Form 10-K/A (in thousands).

	Quarter Ended
	Jan. 31, 2002	Oct. 31, 2001	July 31, 2001	April 30, 2001	Jan. 31, 2001	Oct. 31, 2000	July 31, 2000	April 30, 2000
Consolidated Statement of Operations Data:
Revenues:
License fees	$16,127	$9,957	$23,746	$20,768	$54,049	$46,665	$44,246	$35,374
Services	17,613	21,797	20,983	23,799	27,064	25,370	20,295	15,244

Total revenues	33,740	31,754	44,729	44,567	81,113	72,035	64,541	50,618

Costs and expenses:
Cost of license fees	54	638	441	216	1,698	1,957	625	637
Cost of services	10,748	13,814	15,954	20,666	21,462	15,801	12,286	10,006
Amortization of purchased developed technology	863	1,324	1,200	863	862	—	—	—
Research and development	13,175	14,310	14,842	17,468	17,932	14,653	13,724	11,376
Sales and marketing	12,628	18,387	22,918	27,376	24,745	26,339	25,449	20,303
General and administrative	6,091	12,156	9,774	10,487	9,698	7,564	8,019	6,605
Amortization of deferred stock compensation	353	515	562	562	721	939	1,011	1,055
In-process research and development	—	—	—	—	9,200	—	—	—
Amortization of goodwill	104	399	15,276	15,348	14,864	—	—	—
Reduction in intangibles due to impairment	3,317	2,450	193,391	—	—	—	—	—
Restructuring costs	10,397	19,331	41,292	—	—	—	—	—

Total costs and expenses	57,730	83,324	315,650	92,986	101,182	67,253	61,114	49,982

Income (loss) from operations	$(23,990)	$(51,570)	$(270,921)	$(48,419)	$(20,069)	$4,782	$3,427	$636

Net income (loss)	$(24,020)	$(50,063)	$(274,595)	$(46,822)	$(18,022)	$6,989	$5,649	$3,077

Basic earnings per share	$(0.14)	$(0.29)	$(1.60)	$(0.28)	$(0.11)	$0.04	$0.04	$0.02

Diluted earnings per share	$(0.14)	$(0.29)	$(1.60)	$(0.28)	$(0.11)	$0.04	$0.03	$0.02

As a Percentage of Total Revenues:
Revenues:
License fees	48%	31%	53%	47%	67%	65%	69%	70%
Services	52	69	47	53	33	35	31	30

Total revenues	100	100	100	100	100	100	100	100

Costs and expenses:
Cost of license fees	—	2	1	1	2	3	1	1
Cost of services	32	44	36	46	27	22	19	20
Amortization of purchased developed technology	1	4	3	2	1	—	—	—
Research and development	40	45	33	39	22	20	21	23
Sales and marketing	38	58	51	62	31	36	40	40
General and administrative	18	38	22	24	12	11	12	13
Amortization of deferred stock compensation	1	2	1	1	1	1	2	2
In-process research and development	—	—	—	—	11	—	—	—
Amortization of goodwill	—		34	34	18	—	—	—
Reduction in goodwill due to impairment	10	8	433	—	—	—	—	—
Restructuring costs	31	61	92	—	—	—	—	—

Total costs and expenses	171	262	706	209	125	93	95	99

Income (loss) from operations	(71)%	(162)%	(606)%	(109)%	(25)%	7%	5%	1%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in the Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, filed with the Commission on May 30, 2002. For information with respect to the executive officers of the Registrant, see “Executive Officers of the Registrant” at the end of Part I of this Report on Form 10-K/A.

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

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report on Form 10-K/A:

1.  Financial Statements.    The Consolidated Financial Statements of Portal Software, Inc. and Report of Independent Auditors contained in this Report on Form 10-K/A are listed in the Index to Consolidated Financial Statements contained in Item 8 above:

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

(c)  Exhibits.    The following Exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-K/A:

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Bylaws.

3.3	(5)	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q filed on December 14, 2000).

3.6	(6)	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.4 below)

4.1	(1)	Form of Registrant’s Specimen Common Stock Certificate.

4.2	(1)	Amended and Restated Investors’ Rights Agreement, among the Registrant and the investors and founders named therein, dated January 29, 1998.

4.3	(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated March 3, 1998.

4.4	(6)
Rights Agreement, dated as of August 16, 2002 between the Company and Equiserve, which includes the form of Certificate of Designation for Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C.

10.1	(1)	Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at Stevens Creek Office Center, Cupertino, California, dated November 4, 1991, as amended.

10.2	(1)	Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at 20833 Stevens Creek Boulevard, Cupertino, California, dated as of September 8, 1998.

10.3	(2)	Form of Change in Control Severance Agreement

10.4	(1)	Registrant’s 1995 Stock Option/Stock Issuance Plan and exhibits.

10.5	(5)	Registrant’s 1999 Stock Incentive Plan (as Amended and Restated through February 1, 2002).

10.6	(1)	Form of Notice of Grant of Stock Option.

10.7	(1)	Form of Stock Option Agreement.

10.8	(1)	Form of Addendum to Stock Option Agreement (Involuntary Termination Following Corporate Transaction/Change in Control).

10.9	(1)	Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Right)

10.10	(1)	Form of Stock Issuance Agreement.

10.11	(1)	Form Addendum to Stock Issuance Agreement (Involuntary Termination Following Corporate Transaction/Change in Control).

10.12	(1)	Form Automatic Stock Option Agreement.

10.13	(1)	Form Notice of Grant of Non-Employee Director – Automatic Stock Option.

10.14	(5)	Registrant’s 1999 Employee Stock Purchase Plan.

10.15	(1)	Form of Directors’ and Officers’ Indemnification Agreement.

10.16	(5)	Form of Registrant’s Software License Agreement.

10.17	(5)	Registrant’s 2000 Supplemental Stock Option Plan (incorporated by reference from Registrant’s Registration Statement on Form S-8 (file no 333-56472) filed on March 2, 2001.

10.18	(5)	Registrant’s 2000 International Employee Stock Purchase Plan.

10.19	(3)	BayGate, Inc. Amended and Restated 1999 Stock Plan.

10.20	(3)	BayGate, Inc. Form of Stock Option Agreement.

10.21	(1)	Lease agreement dated June 25, 1999 by and between Registrant and TST Cupertino, L.L.C. for office facilities at Cupertino City Center V, 10200 South De Anza Boulevard, Cupertino, California.

10.22	(5)
Investment Agreement by and among Portal Software, Inc., Helianthus Vermoegensverwaltunggesellschaft MBH and the shareholders of Solution42 AG dated as of November 2, 2000 (incorporated by reference from Registrant’s Form 8-K filed on November 13, 2000).

10.23	(5)
Agreement dated as of November 2, 2000 by and among Portal Software, Inc., Helianthus Vermoegensverwaltunggesellschaft GmbH, Arno Schlosser, as Shareholder Agent for the shareholders of Solution42 AG, and U.S. Bank Trust National Association, as Escrow Agent (incorporated by reference from Registrant’s Form 8-K filed on November 13, 2000).

10.24	(5)
Consent of KPMG Deutsche Treuband-Gesellschaft Aktiengesellschaft Wirtschaftsprufungsgesellschaft, Independent Accountants of Solution42 AG (incorporated by reference from Registrant’s Form 8-K/A filed on January 12, 2001).

10.25	(5)
Lease dated September 1999 between TST Torre, L.L.C. and Portal Software, Inc. for office facilities located at 10201 Torre Avenue, Cupertino, California. (incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2001 filed on April 28, 2000).

10.26	(5)	Transition Agreement and General Release of all Claims dated November 30, 2001 between Portal Software, Inc. and Kevin P. Mosher.

10.27	(5)	Offer Letter dated February 20, 2002 between Portal Software, Inc. and Glenn R. Wienkoop.

13.1	(4)	Proxy for 2002 Annual Meeting of Stockholders.

21.1	(5)	Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP, Independent Auditors.

99.1		Annual Report Certification of the Chief Executive Officer and Chief Financial Officer

(1)	Incorporated herein by reference from Registration Statement on Form S-1 (No. 333-72999).

(2)	Incorporated herein by reference from Annual Report on Form 10-K filed on April 23, 2001 (No. 000-25829).

(3)	Incorporated herein by reference from Registration Statement on Form S-8 (No. 333-62126).

(4)	Filed with Securities and Exchange Commission on May 30, 2002.

(5)	Incorporated herein by reference from Annual Report on Form 10-K filed on March 25, 2002 (No. 000-25829).

(6)	Incorporated herein by reference from Current Report on Form 8-K, filed on August 20, 2002 (No. 000-25829).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf of the undersigned, thereunto duly authorized.

August 27, 2002
PORTAL SOFTWARE, INC.

By:	/s/ JOHN E. LITTLE
John E. Little Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on 10-K/A has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN E. LITTLE (John E. Little)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	August 27, 2002

/s/ HOWARD A. BAIN III (Howard A. Bain III)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 27, 2002

/s/ BRET L. ENGLAND (Bret L. England)	Vice President, Finance (Principal Accounting Officer)	August 27, 2002

* (Arthur C. Patterson)	Director	August 27, 2002

* (David C. Peterschmidt)	Director	August 27, 2002

* (Robert P. Wayman)	Director	August 27, 2002

* (Lewis O. Wilks)	Director	August 27, 2002

* (Edward J. Zander)	Director	August 27, 2002

*By: /s/ HOWARD A. BAIN III Howard A. Bain III Attorney-in-Fact		August 27, 2002

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Bylaws.

3.3(5)	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q filed on December 14, 2000).

3.6(6)	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.4 below)

4.1(1)	Form of Registrant’s Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investors’ Rights Agreement, among the Registrant and the investors and founders named therein, dated January 29, 1998.

4.3(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated March 3, 1998.

4.4(6)
Rights Agreement, dated as of August 16, 2002 between the Company and Equiserve, which includes the form of Certificate of Designation for Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C.

10.1(1)	Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at Stevens Creek Office Center, Cupertino, California, dated November 4, 1991, as amended.

10.2(1)	Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at 20833 Stevens Creek Boulevard, Cupertino, California, dated as of September 8, 1998.

10.3(2)	Form of Change in Control Severance Agreement.

10.4(1)	Registrant’s 1995 Stock Option/Stock Issuance Plan and exhibits.

10.5(5)	Registrant’s 1999 Stock Incentive Plan (as Amended and Restated through February 1, 2002).

10.6(1)	Form of Notice of Grant of Stock Option.

10.7(1)	Form of Stock Option Agreement.

10.8(1)	Form of Addendum to Stock Option Agreement (Involuntary Termination Following Corporate Transaction/Change in Control).

10.9(1)	Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Right).

10.10(1)	Form of Stock Issuance Agreement.

10.11(1)	Form Addendum to Stock Issuance Agreement (Involuntary Termination Following Corporate Transaction/Change in Control).

10.12(1)	Form Automatic Stock Option Agreement.

10.13(1)	Form Notice of Grant of Non-Employee Director – Automatic Stock Option.

10.14(5)	Registrant’s 1999 Employee Stock Purchase Plan.

10.15(1)	Form of Directors’ and Officers’ Indemnification Agreement.

10.16(5)	Form of Registrant’s Software License Agreement.

10.17(5)	Registrant’s 2000 Supplemental Stock Option Plan (incorporated by reference from Registrant’s Registration Statement on Form S-8 (file no 333-56472) filed on March 2, 2001.

10.18(5)	Registrant’s 2000 International Employee Stock Purchase Plan.

10.19(3)	BayGate, Inc. Amended and Restated 1999 Stock Plan.

10.20(3)	BayGate, Inc. Form of Stock Option Agreement.

10.21(1)	Lease Agreement dated June 25, 1999 by and between Registrant and TST Cupertino, L.L.C. for office facilities at Cupertino City Center V, 10200 South De Anza Boulevard, Cupertino, California.

Exhibit No.	Description
10.22(5)
Investment Agreement by and among Portal Software, Inc., Helianthus Vermoegensverwaltunggesellschaft MBH and the shareholders of Solution42 AG dated as of November 2, 2000 (incorporated by reference from Registrant’s Form 8-K filed on November 13, 2000).

10.23(5)
Agreement dated as of November 2, 2000 by and among Portal Software, Inc., Helianthus Vermoegensverwaltunggesellschaft GmbH, Arno Schlosser, as Shareholder Agent for the shareholders of Solution42 AG, and U.S. Bank Trust National Association, as Escrow Agent (incorporated by reference from Registrant’s Form 8-K filed on November 13, 2000).

10.24(5)
Consent of KPMG Deutsche Treuband-Gesellschaft Aktiengesellschaft Wirtschaftsprufungsgesellschaft, Independent Accountants of Solution42 AG (incorporated by reference from Registrant’s Form 8-K/A filed on January 12, 2001).

10.25(5)
Lease dated September 1999 between TST Torre, L.L.C. and Portal Software, Inc. for office facilities located at 10201 Torre Avenue, Cupertino, California (incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2001 filed on April 28, 2000).

10.26(5)	Transition Agreement and General Release of all Claims dated November 30, 2001 between Portal Software, Inc. and Kevin P. Mosher.

10.27(5)	Offer Letter dated February 20, 2002 between Portal Software, Inc. and Glenn R. Wienkoop.

13.1(4)	Proxy for 2002 Annual Meeting of Stockholders.

21.1(5)	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

99.1	Annual Report Certification of the Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated herein by reference from Registration Statement on Form S-1 (No. 333-72999).

(2)	Incorporated herein by reference from Annual Report on Form 10-K filed on April 23, 2001 (No. 000-25829).

(3)	Incorporated herein by reference from Registration Statement on Form S-8 (No. 333-62126).

(4)	To be filed with Securities and Exchange Commission not later than 120 days after the end of the period covered by this Report on Form 10-K/A.

(5)	Incorporated herein by reference from Annual Report on Form 10-K filed on March 25, 2002 (No. 000-25829)

(6)	Incorporated herein by reference from Current Report on Form 8-K, filed on August 20, 2002 (No. 000-25829).