Form 10-Q/A
period 2002-04-30
PORTAL SOFTWARE INC
filed 2002-08-27
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

On July 31, 2002 176,539,966 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

PORTAL SOFTWARE, INC.
FORM 10-Q/A

QUARTER ENDED APRIL 30, 2002

Item 1:	FINANCIAL STATEMENTS

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30, 2002	January 31, 2002
	(unaudited)
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

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended April 30,
	2002	2001
Revenues:
License fees	$12,708	$20,768
Services	18,404	23,799

Total revenues	31,112	44,567

Costs and expenses:
Cost of license fees	115	216
Cost of services	10,949	20,666
Amortization of purchased developed technology	665	863
Research and development	11,618	17,468
Sales and marketing	14,900	27,376
General and administrative	4,394	10,487
Amortization of deferred stock compensation(1)	110	562
Amortization of goodwill	—	15,348

Total costs and expenses	42,751	92,986

Loss from operations	(11,639)	(48,419)
Interest and other income, net	698	2,494

Income (loss) before income taxes	(10,941)	(45,925)
Provision for income taxes	(1,068)	(897)

Net loss	$(12,009)	$(46,822)

Basic and diluted net loss per share	$(0.07)	$(0.28)

Shares used in computing basic and diluted net loss per share	174,892	169,687

(1)	Amortization of deferred stock compensation relates to the following expense categories:

Cost of services	$17	$91
Research and development	38	181
Sales and marketing	31	163
General and administrative	24	127

Total	$110	$562

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at April 30, 2002 and the statement of operations and cash flows for the three months ended April 30, 2002 and 2001 are not audited. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2002 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal’s Annual Report on Form 10-K/A for the year ended January 31, 2002 filed with the Securities and Exchange Commission on August 27, 2002.

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

PORTAL SOFTWARE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PORTAL SOFTWARE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedules summarize the estimated fair value of Portal’s cash, cash equivalents and short-term investments (in thousands):

	April 30, 2002	January 31, 2002
	(unaudited)
Cash and cash equivalents:
Cash	$12,617	$7,895
Money market funds	3,670	16,435
U.S. Government securities	1,998	11,988

	$18,285	$36,318

Short term investments at April 30, 2002 (unaudited):

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

PORTAL SOFTWARE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the fiscal year ended January 31, 2002, Portal recorded charges of $4.0 million to reflect the other than temporary decline in value of its equity investments. The remaining $1.5 million, referenced above, was determined to not be impaired based upon a review of the financial statements of the company in which we hold the investment. Even though the company is still generating losses, it has experienced growth in revenues and has continued its efforts to reduce its cost structure. Portal will continue to monitor its investment in this company for signs of deterioration.

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

PORTAL SOFTWARE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(2)    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued FAS 141 “Business Combinations” (FAS 141) and FAS 142 “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 requires the purchase method of accounting for all business combinations and specifies criteria required to recognize and report intangible assets separate from goodwill. FAS 141 is effective for all business combinations accounted for using the purchase method that are completed after June 30, 2001 and for all business combinations initiated after June 30, 2001. The adoption of FAS 141 did not have a significant impact on our financial statements.

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

PORTAL SOFTWARE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Balance remaining January 31, 2002	Cash	Non-cash	Balance remaining July 31, 2002
	(In thousands)
Severance	$1,950	$(1,453)	$—	$497
Facilities	29,976	(2,148)	—	27,828
Asset write-offs	2,381	—	—	2,381
Other	674	(28)	—	646

	$34,981	$(3,629)	$—	$31,352

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

PORTAL SOFTWARE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RESULTS OF OPERATIONS

Revenues

	Three Months Ended April 30,
	2002	2001	Percent Change
	(in millions; unaudited)
License fees	$12.7	$20.8	(39)%
Percentage of total revenues	41%	47%
Services	18.4	23.8	(23)%
Percentage of total revenues	59%	53%

Total revenues	$31.1	$44.6	(30)%

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

	Three Months Ended April 30,
	2002	2001	Percent Change
	(in millions; unaudited)
Geographical Revenues:
North America	$11.3	$23.7	(52)%
Percentage of total revenues	36%	53%
International
Europe	12.2	12.8	(5)%
Percentage of total revenues	39%	29%
Intercontinental	7.6	8.1	(6)%
Percentage of total revenues	25%	18%

Total international	19.8	20.9	(5)%
Percentage of total revenues	64%	47%

Total revenues	$31.1	$44.6	(30)%

North American revenues, which are defined by us as revenues from the United States and Canada, decreased primarily due to a continued global deferral of capital expenditures by telecommunications companies as well as a general economic slowdown. These are primarily the factors which have also adversely affected our international sales, although to a lesser degree than in North America.

Expenses
	Three Months Ended April 30,
	2002	2001	Percent Change
	(in millions; unaudited)
Cost of license fees	$0.1	$0.2	(50)%
Percentage of total revenues	—%	—%
Cost of services	$10.9	$20.7	(47)%
Percentage of total revenues	35%	46%
Amortization of purchased developed technology	$0.7	$0.9	(22)%
Percentage of total revenues	2%	2%
Research and development	$11.6	$17.5	(34)%
Percentage of total revenues	37%	39%
Sales and marketing	$14.9	$27.4	(46)%
Percentage of total revenues	48%	61%
General and administrative	$4.4	$10.5	(58)%
Percentage of total revenues	14%	24%

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

	Three Months Ended April 30,
	2002	2001
	(in thousands; unaudited)
Cost of services	$17	$91
Research and development	38	181
Sales and marketing	31	163
General and administrative	24	127

	$110	$562

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
	(in thousands; unaudited):
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
	(in thousands; unaudited):
Letters of credit	$12,830	$—	$—	$256	$12,574
Guarantees	1,528	1,528	—	—	—

	$14,358	$1,528	$—	$256	$12,574

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, our ability to sublease surplus facilities and other factors. Our expense levels for the first two quarters of fiscal year 2003 exceeded and our currently planned expense levels for the remaining fiscal quarters of fiscal year 2003 exceed the revenues we generated in the fourth quarter of fiscal year 2002. Although we believe that our current cash balances and cash generated from operations will be sufficient to fund our operations for at least the next 12 months, we may require additional financing within this time frame. We may seek financing at any time that we determine market conditions are favorable. Additional funding, if needed, may cause dilution to our stockholders or the incurrence of debt and such funding may not be available on terms acceptable to us, or at all.

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

WE EXPECT TO INCUR ADDITIONAL LOSSES AND CANNOT BE CERTAIN THAT WE WILL BE PROFITABLE

In order to be profitable, we must increase our revenues or reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues for profitability in any future period. We incurred net losses of approximately $395.5 million, $2.3 million and $7.6 million for fiscal year 2002, 2001 and 2000, respectively. We reported a net loss for the first two quarters of fiscal year 2003 and expect to experience a net loss for the third quarter of fiscal year 2003 and fiscal 2003. We recorded a substantial restructuring charge in the second, third and fourth quarters of fiscal year 2002 in connection with a reduction in force and other expense reduction efforts initiated during the year.

Our projected expenses for the third quarter of fiscal 2003 are targeted to exceed the amount of our anticipated second quarter revenues. As a result, if we do not generate increased revenues from sales of our products or reduce expenses, we will not be profitable. The decrease in capital expenditures by communications companies as well as the general economic slowdown has adversely affected our revenues and will make it difficult to increase revenues until spending in our target markets increases. We also expect that we will face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition which would lower our gross margins and our profitability. Another factor that would lower our gross margins is any increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins. We have also undertaken a number of cost reduction efforts. Failure to achieve the desired reductions in our expenses will further increase our losses. We cannot be certain that we will again achieve operating or net profitability on a quarterly or annual basis.

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

On July 9, 2001, a purported class action complaint was filed in the Federal District Court Southern District of New York against Portal, certain of its officers and several underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleges violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, arising from alleged improprieties by the underwriters in connection with our 1999 IPO and follow-on public offering, and claims to be on behalf of all persons who purchased shares from May 5, 1999 through December 6, 2000. Four additional nearly identical class actions were also filed in July and August 2001 based on essentially the same facts and allegations. Specifically, the complaints allege the underwriters charged some of their customers fees in excess of those disclosed in the prospectus and engaged in allegedly improper activities in connection with the distribution of the IPO shares. The complaint was subsequently amended to allege similar claims with respect to our secondary public offering in September 1999.

The cases have been consolidated into a single action, and a consolidated complaint was filed on April 19, 2002. These actions are part of the IPO Securities Litigation against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against us. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002.

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

WE RECEIVED A LETTER FROM NASDAQ STATING THAT IF WE ARE UNABLE TO COMPLY WITH THE MINIMUM BID PRICE OF $1.00, OUR COMMON STOCK WILL BE DELISTED

We received a letter dated August 6, 2002, from the staff of the Nasdaq Stock Market, or Nasdaq, which notified us that the bid price for our common stock had been below $1.00 per share for a period of thirty consecutive days. Nasdaq advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain the listing of our common stock on the Nasdaq National Market. If we are unable to demonstrate compliance with the minimum bid requirement for ten consecutive days on or before November 4, 2002, Nasdaq will provide us with written notification that our common stock will be delisted. At that time we may appeal the staff’s decision to a Nasdaq Listing Qualification Panel. In the alternative, we may apply to transfer our securities to the Nasdaq SmallCap Market. If we submit a transfer application and pay the applicable listing fees by November 4, 20002, initiation of de-listing proceedings will be stayed pending Nasdaq’s review of our transfer application. If the transfer application is approved, we will have a 180 day grace period ending on February 3, 2003 from meeting the Nasdaq SmallCap listing requirements and will be eligible for an additional 180 day grace period if we meet the initial listing requirements for the Nasdaq SmallCap Market. We intend to pursue all available options to meet the Nasdaq listing requirements. If our common stock is delisted from the Nasdaq National Market, sales of our common stock would likely be conducted on the SmallCap Market or in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and price of our common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock. See Item 5 below.

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

The cases have been consolidated into a single action, and a consolidated complaint was filed on April 19, 2002. These actions are part of the IPO Securities Litigation against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against Portal. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed on July 15, 2002.

ITEM 5.    REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET

Our common stock must gain and then maintain a minimum bid price of $1.00 per share in order to remain eligible for continued listing on the Nasdaq National Market. We received a letter dated August 6, 2002, from the staff of Nasdaq which notified us that the bid price for our common stock had been below $1.00 per share for a period of thirty consecutive days. Nasdaq advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement for at least ten consecutive trading days in order to maintain listing on the Nasdaq National Market.

If we are unable to comply with the minimum bid requirement on or before November 4, 2002, Nasdaq will provide us with written notification that our common stock will be delisted. At that time we may appeal Nasdaq’s decision to a Nasdaq Listing Qualification Panel. In the alternative, we may apply to transfer our securities to the Nasdaq SmallCap Market. If we submit a transfer application and pay the applicable listing fees by November 4, 20002, initiation of delisting proceedings will be stayed pending Nasdaq’s review of our transfer application. If the transfer application is approved, we will have a 180 day grace period ending on February 3, 2003 from meeting the Nasdaq SmallCap listing requirements and will be eligible for an additional 180 day grace period if we meet the initial listing requirements for the Nasdaq SmallCap Market. We intend to pursue all available options to meet the Nasdaq listing requirements.

In addition to the $1.00 minimum bid price per share requirement described above, we must also comply with the other quantitative and qualitative requirements set forth in the Nasdaq National Market Listing Requirements in order to maintain the listing of our common stock on the Nasdaq National Market. In particular, companies currently included in the Nasdaq National Market meet each of the following standards:

1.    Net tangible assets of at least $4,000,000 (until November 1, 2002) or at least $10,000,000 in stockholders’ equity;

2.    a public float of at least 750,000 shares;

3.    a market value of public float of at least $5,000,000;

4.    a minimum bid price of $1 per share;

5.    at least 400 round lot shareholders;

6.    at least two market makers; and

7.    compliance with Nasdaq corporate governance rules.

In the event we are unable to satisfy the requirements for continued listing on the Nasdaq National Market, we may not be able to satisfy the requirements for listing on the Nasdaq SmallCap Market on an ongoing basis. The requirements for continued listing on the Nasdaq SmallCap Market are listed below:

1.    either (a) net tangible assets of at least $2,000,000 (until November 1, 2002) or at least $2,500,000 in stockholders’ equity, (b) net income in two of the last three years of at least $500,000, or (c) a market capitalization of at least $35,000,000;

2.    a public float of at least 500,000 shares;

3.    a market value of public float of at least $1,000,000;

4.    a minimum bid price of $1.00 per share;

5.    at least two market makers;

6.    at least 300 round lot shareholders; and

7.    compliance with Nasdaq corporate governance rules.

We believe that maintaining the listing of our common stock on the Nasdaq National Market is in our best interest and in the best interest of our stockholders. Inclusion in the Nasdaq National Market increases liquidity and may potentially minimize the spread between the “bid” and “asked” prices quoted by market makers. Further, a Nasdaq National Market listing may enhance our access to capital and increase our flexibility in responding to anticipated capital requirements. We believe that prospective investors will view an investment in our common stock more favorably if our shares qualify for listing on the Nasdaq National Market.

We also believe that the current per share price level of our common stock has reduced the effective marketability of our shares of common stock because of the reluctance of many leading brokerage firms to recommend low-priced stock to their clients. Certain investors view low-priced stock as speculative and unattractive. In addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock. Such policies and practices pertain to the payment of brokers commissions and to time-consuming procedures that make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

In addition, because brokerage commissions on low-priced stock generally represent a higher percentage of the stock price than commissions on higher-priced stock, the current share price of the common stock can result in individual stockholders paying transaction costs (commissions, markups or markdowns) that represent a higher percentage of their total share value than would be the case if the share price were substantially higher. This factor also may limit the willingness of institutions to purchase our common stock at its current low share price.

In addition, if our common stock is not listed on the Nasdaq National Market and the trading price of our common stock were to remain below $1.00 per share, trading in our common stock would also be subject to certain rules promulgated under the Exchange Act which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, a non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). In such event, the additional burdens imposed upon broker-dealers to effect transactions in our common stock could further limit the market liquidity of our common stock and the ability of investors to trade our common stock.

If our common stock is delisted from the Nasdaq National Market, we may not qualify for listing on the Nasdaq SmallCap Market. In such an event, sales of our common stock would likely be conducted only in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and price of our common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock. Furthermore, if our common stock is not listed on the Nasdaq National Market, we will not be eligible for certain exemptions from the various state securities or “blue sky” laws, which would make it more difficult for us to raise capital through issuances of securities.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

3.6 (2)	Certificate of Designation for Series A Junior Participating Preferred Stock (included in exhibit 4.4 below)

4.4 (2)
Rights Agreement, dated as of August 16, 2002 between the Company and Equiserve, which includes the form of Certificate of Designation for Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C.

20 (1)	Report on Form 8-K dated July 16, 2002

99.1	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer

(b)  Reports on Form 8-K:

On July 16, 2002 Portal filed a Form 8-K which discloses the transitional provisions as required upon adoption of FAS 142 in its entirety.

On July 31, 2002 Portal filed a report on Form 8-K which discussed the acquisition of Solution42. This was filed to incorporate by reference required information in the Registration Statement on Form S-3, as amended on August 7, 2002.

On August 20, 2002, Portal filed a report on Form 8-K which disclosed that on August 16, 2002, Portal’s Board of Directors adopted a Stockholder Rights Plan designed to deter coercive takeover tactics.

(1)	Incorporated herein by reference from Current Report on Form 8-K (No. 000-25829).
(2)	Incorporated herein by reference from Current Report on Form 8-K, filed on August 20, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 27, 2002

PORTAL SOFTWARE, INC.

By:	/S/ HOWARD A. BAIN III
Howard A. Bain III Chief Financial Officer (On behalf of the Registrant and as the Principal Financial Officer)

By:	/s/ BRET L. ENGLAND
Bret L. England Vice President of Finance (Principal Accounting Officer)