Form 10-Q
period 2002-07-31
PORTAL SOFTWARE INC
filed 2002-08-28
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 31, 2002

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

On July 31, 2002, 176,539,966 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

PORTAL SOFTWARE, INC.
FORM 10-Q

QUARTER ENDED JULY 31, 2002

ITEM 1:    FINANCIAL STATEMENTS

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31, 2002	January 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,974	$36,318
Short-term investments	50,483	75,463
Accounts receivable, net of allowance for doubtful accounts of $2,963 and $7,869 at July 31, 2002 and January 31, 2002, respectively	22,921	22,323
Restricted short-term investments	2,016	1,718
Deferred income taxes	—	2,733
Prepaids and other current assets	7,344	5,083

Total current assets	100,738	143,638
Property and equipment, net	39,043	43,146
Purchased developed technology, net	5,985	7,315
Restricted long-term investments	15,458	15,414
Other assets	2,748	3,693

	$163,972	$213,206

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,394	$4,079
Accrued compensation	11,721	12,136
Accrued restructuring expenses	31,919	34,981
Other accrued liabilities	13,001	17,571
Current portion of capital lease obligations	214	587
Deferred revenue	26,490	37,466

Total current liabilities	87,739	106,820
Long-term notes payable	1,647	1,658
Long-term portion of capital lease obligations	—	11
Long-term deferred income taxes	—	2,733
Other long-term liabilities	29	49
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value	177	175
Additional paid-in capital	537,663	536,249
Accumulated other comprehensive income (loss)	343	(709)
Notes receivable from stockholders	(79)	(79)
Deferred stock compensation	(126)	(335)
Accumulated deficit	(463,421)	(433,366)

Stockholders’ equity	74,557	101,935

	$163,972	$213,206

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Revenues:
License fees	$9,378	$23,746	$22,086		$44,514
Services	19,384	20,983	37,788		44,782

Total revenues	28,762	44,729	59,874		89,296

Costs and expenses:
Cost of license fees	54	441	169		657
Cost of services	11,788	15,954	22,737		36,620
Amortization of purchased developed technology	665	1,200	1,330		2,063
Research and development	10,130	14,842	21,748		32,310
Sales and marketing	13,667	22,918	28,567		50,294
General and administrative	4,209	9,774	8,603		20,261
Amortization of deferred stock compensation(1)	99	562	209		1,124
Amortization of goodwill	—	15,276	—		30,624
Reduction in goodwill due to impairment	—	193,391	—		193,391
Restructuring costs	6,053	41,292	6,053		41,292

Total costs and expenses	46,665	315,650	89,416		408,636

Loss from operations	(17,903)	(270,921)	(29,542)		(319,340)
Interest and other income, net	270	1,933	968		4,427
Write-down of impaired investments	—	(4,000)	—		(4,000)

Loss before income taxes	(17,633)	(272,988)	(28,574)		(318,913)
Provision for income taxes	(413)	(1,607)	(1,481)		(2,504)

Net loss	$(18,046)	$(274,595)	$(30,055)		$(321,417)

Basic and diluted net loss per share	$(0.10)	$(1.60)	$(0.17)	$	(1.88)

Shares used in computing basic and diluted net loss per share	176,023	171,490	175,457		170,589

(1) Amortization of deferred stock compensation relates to the following expense categories:

Cost of services	16	86	33		177
Research and development	33	199	71		380
Sales and marketing	28	156	59		319
General and administrative	22	121	46		248

Total	99	562	209		1,124

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Six Months Ended July 31,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(30,055)	$(321,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,159	10,292
Amortization of deferred stock compensation	209	1,124
Amortization of purchased developed technology and goodwill	1,330	32,786
Reduction in goodwill due to impairment	—	193,391
Restructuring costs	6,053	41,292
Write-down of impaired investments	—	4,000
Gain on sale of investments	(285)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(597)	12,839
Prepaids and other current assets	(2,259)	(106)
Other assets	1,275	(360)
Accounts payable	316	(1,268)
Accrued compensation	(416)	(7,543)
Other accrued liabilities	(14,037)	(18,390)
Deferred revenue	(10,976)	3,386

Net cash used in operating activities	(41,283)	(49,974)

INVESTING ACTIVITIES:
Purchases of short-term investments	(97,521)	(86,587)
Maturity of short-term investments	24,591	88,179
Sales of short-term investments	97,158	40,445
Purchases of long-term investments	—	(2,992)
Purchases of property and equipment	(3,764)	(10,372)
Proceeds from sale of equity investments	—	1,112
Business combination, net of cash	—	(2,103)

Net cash provided by investing activities	20,464	27,682

FINANCING ACTIVITIES:
Payments received on stockholder notes receivable	—	22
Payments on notes payable	(10)	(2,356)
Principal payments under capital lease obligations, net of proceeds	(383)	(1,266)
Proceeds from issuance of common stock, net of repurchases	1,416	7,007

Net cash provided by financing activities	1,023	3,407

Effect of exchange rate on cash and cash equivalents	1,452	(207)

Net decrease in cash and cash equivalents	(18,344)	(19,092)
Cash and cash equivalents at beginning of period	36,318	69,323

Cash and cash equivalents at end of period	$17,974	$50,231

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at July 31, 2002 and the statement of operations for the three and six months ended July 31, 2002 and 2001 and the statement of cash flows for the six months ended July 31, 2002 and 2001 are not audited. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2002 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal’s Annual Report on Form 10-K/A for the year ended January 31, 2002 filed with the Securities and Exchange Commission on August 27, 2002.

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

Concentration of Credit Risk

Substantially all of Portal’s software and services have been sold to North American, European and Asia-Pacific communication and content service providers, including mobile wireless companies, broadband, electronic content and Internet access companies, as well as other Internet and e-commerce companies. Accordingly, adverse economic trends affecting the communications industry may increase our credit risk. Portal performs ongoing credit evaluations of its customers and does not require collateral. Portal maintains an allowance for potential credit losses. No individual customer accounted for more than 10% of total revenues during the three and six months ended July 31, 2002.

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

Portal’s export revenue represented 60% and 62% of total revenues in the three and six months ended July 31, 2002, compared with approximately 48% in the comparable periods ended July 31, 2001. Nearly all of the export sales to date have been denominated in U.S. dollars and were derived from sales to Europe (which is defined by Portal as Europe, Middle East and Africa) and Intercontinental (which is defined by Portal as Asia-Pacific, Japan and Latin America). For the three months ended July 31, 2002 and 2001, European revenues were $14.2 million and $15.1 million and Intercontinental revenues were $3.0 and $6.7 million. For the six months ended July 31, 2002 and 2001, European revenues were $26.4 and $27.9 million and Intercontinental revenues were $27.9 and $14.8 million.

Cash and Cash Equivalents

Portal considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. As of July 31, 2002 and 2001, cash equivalents and short-term investments consist primarily of commercial paper, corporate notes, money market funds and government securities. All short-term investments mature within 24 months.

Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of the FASB’s Statement of Financial Accounting Standards No.115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders’ equity. As of July 31, 2002, unrealized gains, for cash equivalents and short-term investments, were $0.2 million. It is possible that a portion of the unrealized gains will be realized as securities may need to be sold to fund operations. As this happens, these securities will be sold resulting in a realized gain. In addition, as cash is required to fund operations, some securities may need to be sold which will result in realizing gains. Debt and discount securities are adjusted for straight-line amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method and were immaterial for all periods presented

The following schedule summarizes the estimated fair value of Portal’s cash, cash equivalents and short-term investments (in thousands):

	July 31, 2002	January 31, 2002
	(unaudited)
Cash and cash equivalents:
Cash	$13,371	$7,895
Money market funds	4,403	16,435
U.S. Government securities	200	11,988

	$17,974	$36,318

Short-term investments at July 31, 2002 (in thousands, unaudited):

		Gross Unrealized
	Cost	Gain	Loss	Fair Value
Corporate notes	$12,396	$133	$—	$12,529
U.S. Government securities	39,887	83	—	39,970
Restricted investments	(2,016)	—	—	(2,016)

	$50,267	$216	$—	$50,483

Short-term investments at January 31, 2002:

		Gross Unrealized
	Cost	Gain	Loss	Fair Value
Corporate notes	$39,086	$583	$—	$39,669
U.S. Government securities	35,485	33	—	35,518
Commercial paper	1,993	1	—	1,994
Restricted investments	(1,718)	—	—	(1,718)

	$74,846	$617	$—	$75,463

The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands):

	July 31,	January 31,
	2002	2002
	(unaudited)
Due within one year	$29,309	$59,512
Due within two years	23,190	17,669
Restricted short-term investments	(2,016)	(1,718)

	$50,483	$75,463

As of July 31, 2002 and January 31, 2002, restricted short-term investments combined with restricted long-term investments of approximately $15.4 million represent collateral for six letters of credit and one bank guarantee. The six letters of credit issued in lieu of a cash security deposit are renewable annually and expire on various dates from November 30, 2002 through March 5, 2021. The bank guarantee, issued to secure outstanding bank loans of former shareholders of Solution42, is for $1.5 million and expires on April 30, 2003. Restricted investments consist of corporate bonds maturing over a period of up to two years.

The restricted long-term investments are classified as held-to-maturity and, consequently, unrealized gains and losses are not recorded. As of July 31, 2002 and January 31, 2002, amortized cost approximated fair value.

Portal also invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) as of July 31, 2002 and January 31, 2002. The investments are accounted for using the cost method as Portal does not have the ability to exercise significant influence over the operations of these companies and Portal’s investment is less than 20% of the outstanding voting shares in each entity. Portal monitors its investments for other than temporary impairment, basing its assessment on a review of the investee’s operations and other indicators. Other indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing and prospects for liquidity of the related securities.

During the fiscal year ended January 31, 2002, Portal recorded charges of $4.0 million to reflect the other than temporary decline in value of its equity investments. The remaining $1.5 million was determined to not be impaired based upon a review of the financial statements of the company in which we hold the investment. Even though the company is still generating losses, it has experienced growth in revenues and has continued its efforts to reduce its cost structure. Portal will continue to monitor its investment in this company for signs of deterioration.

Impairment of Long-Lived Assets

FAS 142 requires long-lived assets and intangibles, including goodwill, be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On a regular basis, the estimated future net cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management’s best estimates, using appropriate assumptions and projections at the time. During the year ended January 31, 2002, Portal recorded charges of $199.2 million to reflect the impairment of goodwill and purchased developed technology related to Portal’s investments in Solution42 and BayGate.

Upon adoption of FAS 142 in its fiscal year beginning February 1, 2002, Portal is required to present specific disclosures under the transitional provisions of FAS 142. The following table presents the loss for all periods presented, as adjusted, to exclude the amortization of goodwill (in thousands, except per share data; unaudited).

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Net loss as reported	$(18,046)	$(274,595)	$(30,055)	$(321,417)
Add back: Amortization of goodwill	—	15,276	—	30,624

Adjusted net loss	$(18,046)	$(259,319)	$(30,055)	$(290,793)

Basic and diluted net loss per share:
Net loss per share as reported	$(0.10)	$(1.60)	$(0.17)	$(1.88)
Add back: Amortization of goodwill per share	—	0.09	—	0.18

Adjusted net loss per share	$(0.10)	$(1.51)	$(0.17)	$(1.70)

Net Income (Loss) Per Common Share

In accordance with FAS 128, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data; unaudited):

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Basic and diluted:
Net loss	$(18,046)	$(274,595)	$(30,055)	$(321,417)

Weighted-average shares of common stock outstanding	176,089	172,552	175,559	171,960
Less: Weighted-average shares subject to repurchase	(66)	(1,062)	(102)	(1,371)

Weighted-average shares used in computing basic and diluted net loss per share	176,023	171,490	175,457	170,589

Basic and diluted net loss per share	$(0.10)	$(1.60)	$(0.17)	$(1.88)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in equity of the company that are excluded from net income (loss). Comprehensive income (loss) for the three and six months ended July 31, 2002 and 2001 is as follows (in thousands; unaudited):

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Net loss	$(18,046)	$(274,595)	$(30,055)	$(321,417)
Unrealized gain (loss) on marketable securities	(97)	67	(400)	121
Change in cumulative translation adjustment	794	(107)	1,452	(206)

Comprehensive loss	$(17,349)	$(274,635)	$(29,003)	$(321,502)

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

In August 2001, the FASB issued FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144) which supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (FAS 121). FAS 144 also supersedes certain aspects of the Accounting Principles Board Opinion Number 30 (APB 30), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” as related to the reporting of the effects of a disposal of a segment of a business. FAS 144 will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, more dispositions may qualify as discontinued operations. Adoption of FAS 144 is required for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a significant impact on our financial statements.

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

In July 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which supersedes Emerging Issues Task Force (“EITF) Issue 94-3. FAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of FAS 146 is required for fiscal years beginning after December 31, 2002. We have not yet evaluated the effect FAS 146 will have on our financial statements.

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

In July 2002, Portal began implementation of a third plan to further reduce its cost structure in response to the continued global deferral of capital expenditures by telecommunication companies and the deterioration in the long term outlook for a telecommunications market recovery. The plan includes a reduction in workforce of approximately 250 employees, facilities reductions and asset write-offs. Portal recorded a restructuring charge of

$6.1 million for the quarter ended July 31, 2002 and will incur additional restructuring charges in the third quarter of fiscal 2003. The restructuring charge included approximately $5.2 million of severance related amounts and $0.6 million in asset write-offs. The $0.6 million in asset write-offs consist of the following significant assets:

•	Leasehold improvements

As a result of the abandonment of various operating lease facilities as defined in the first two restructuring plans, Portal wrote-off the net book values of the related leasehold improvements. Portal continued to record depreciation expense, included in operating expenses, for the leasehold improvements until it no longer occupied the facilities or a portion of the facilities. Upon vacating these facilities, Portal wrote-off the net book value of these leasehold improvements. This charge impacted its Asia Pacific region.

•	Laptop computers used by exiting employees

Portal wrote-off the book value of its laptop computers used by exiting employees that either it did not expect to be returned by the severed employees or it expected to scrap. As this cost is related to employees who were terminated as part of the restructuring plans, we included the charge as part of the restructuring expense. This charge impacted its North American, European and Asia Pacific regions.

As of July 31, 2002, the remaining restructuring expense reserves were $31.9 million. The remaining severance is expected to be paid out through the fourth quarter of fiscal 2003. Facility related costs are currently expected to be paid out through April 2011. Actual future cash requirements may differ materially from the accrual at July 31, 2002, particularly if actual sublease income is significantly different from current estimates or if the company is successful in its efforts to renegotiate its facility leases. A summary of restructuring activities along with the respective remaining reserves follows (in thousands; unaudited).

	Balance remaining January 31, 2002	Restructuring Charges	Cash	Non-cash	Balance remaining July 31, 2002
Severance	$ 1,950	$5,191	$(3,140)	$—	$ 4,001
Facilities	29,976	—	(3,859)	—	26,117
Asset write-offs	2,381	562	—	(1,905)	1,038
Other	674	300	(150)	(61)	763

	$34,981	$6,053	$(7,149)	$(1,966)	$31,919

(4)    Income Taxes

During the three and six months ended July 31, 2002, we recognized tax expense of $0.4 million and $1.5 million primarily as a result of foreign withholding taxes on revenue and tax on earnings generated from our foreign operations. Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. Based on the weight of available evidence, Portal has provided a valuation allowance against its deferred tax assets. Portal will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

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

Our revenue recognition policy takes into consideration the creditworthiness of the customer in determining the probability of collection as a criterion for revenue recognition. The determination of creditworthiness requires the exercise of judgment, which affects our revenue recognition. If a customer is deemed to be not creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash. The creditworthiness of customers is re-assessed on a regular basis and revenue is deferred until cash receipt, if appropriate. Additionally, Portal enters into contracts with payment terms that extend beyond our normal credit period, which is currently 60 days. For such transactions, it is our policy to recognize such revenue only when payments are due, provided that the customer is deemed to be creditworthy. As stated previously, if the customer is deemed not creditworthy, revenue is recognized upon receipt of cash.

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

Accrued Restructuring Expenses

During the fiscal year ended January 31, 2002 and the quarter ended July 31, 2002, we implemented plans to restructure the company that were a combination of a reduction in workforce, consolidation of facilities and the write-off of assets. The restructuring charges were based on actual and estimated costs incurred in connection with these restructuring plans. These estimates have been impacted by the rules governing the termination of employees, especially those in foreign countries. We have not recorded payments related to potential settlements, as these amounts are not reasonably estimable and probable. If, in the future, we were to agree upon additional severance payments, we would have to record additional restructuring charges in the period in which the settlement was determined to be reasonably estimable and probable. We have reduced the amount of the facilities restructuring charge by the estimated amount of sublease income. The assumptions we have made are based on the current market conditions in the various areas we have vacant space. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges for the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring charges. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
(in millions; unaudited)	2002	2001		2002	2001
License fees	$9.4	$23.7	(60)%	$22.1	$44.5	(50)%
Percentage of total revenues	33%	53%		37%	50%
Services	19.4	21.0	(8)%	37.8	44.8	(16)%
Percentage of total revenues	67%	47%		63%	50%

Total revenues	$28.8	$44.7	(36)%	$59.9	$89.3	(33)%

Total revenues decreased significantly in the three and six months ended July 31, 2002 from the comparable periods in 2001. License fees revenue decreased as a percentage of total revenues in the three and six months ended July 31, 2002 compared to the three and six months ended July 31, 2001 as a result of a continued general economic slowdown affecting the primary markets for our products and services, and in particular, capital spending by communications service providers. No customer accounted for more than 10% of revenues during the three and six months ended July 31, 2002. Two customers accounted for 28% of total revenues during the three months ended July 31, 2001. One customer accounted for 16% of total revenues for the six months ended July 31, 2001.

Services revenue decreased slightly in the three and six months ended July 31, 2002 from the comparable periods ended July 31, 2001. The decrease in services revenue is due to less consulting services and support revenue. Fewer new customer implementations have resulted from the general decline in license sales over the past year and driven the decrease in consulting revenue. Support revenue has declined as a result of customer terminations that have not been fully replaced by new customer contracts.

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
(in millions; unaudited)	2002	2001		2002	2001
Geographical Revenues:
North America	$11.6	$22.9	(49)%	$22.8	$46.6	(51)%
Percentage of total revenues	40%	51%		38%	52%
International
Europe	14.2	15.1	(6)%	26.4	27.9	(5)%
Percentage of total revenues	49%	34%		44%	31%
Intercontinental	3.0	6.7	(55)%	10.7	14.8	(28)%
Percentage of total revenues	11%	15%		18%	17%

Total international	17.2	21.8	(21)%	37.1	42.7	(13)%
Percentage of total revenues	60%	49%		62%	48%

Total revenues	$28.8	$44.7	(36)%	$59.9	$89.3	(33)%

North American revenues, which are defined by us as revenues from the United States and Canada, decreased primarily due to a continued global deferral of capital expenditures by telecommunications companies as well as a general economic slowdown. These are primarily the factors which have also adversely affected our international sales, although to a lesser degree than in North America.

Expenses

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
(in millions; unaudited)	2002	2001		2002	2001
Cost of license fees	$0.1	$0.4	(75)%	$0.2	$0.7	(71)%
Percentage of total revenues	—	1%		—	1%
Cost of services	11.8	16.0	(26)%	22.7	36.6	(38)%
Percentage of total revenues	41%	36%		38%	41%
Amortization of purchased developed technology	0.7	1.2	(42)%	1.3	2.1	(38)%
Percentage of total revenues	2%	3%		2%	2%
Research and development	9.7	14.8	(34)%	21.3	32.3	(34)%
Percentage of total revenues	34%	33%		36%	36%
Sales and marketing	14.1	22.9	(38)%	29.0	50.3	(42)%
Percentage of total revenues	49%	51%		48%	56%
General and administrative	4.2	9.8	(57)%	8.6	20.3	(58)%
Percentage of total revenues	15%	22%		14%	23%

Cost of License Fees

Cost of license fees consists of resellers’ commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Infranet. The decrease in cost of license fees is primarily due to the decrease in revenue generated from our base of systems integrator partners.

Cost of Services

Cost of services primarily consists of maintenance, consulting and training expenses. The decrease in cost of services for the three and six months ended July 31, 2002 from the comparable periods ended July 31, 2001 is primarily due to a reduction in our services workforce as a result of a reduced number of professional consulting projects. Gross margin for services was approximately 39% for the three and six months ended July 31, 2002 compared to approximately 24% and 18% in the comparable periods ended July 31, 2001. The increase in gross margin for services was due to fewer employees in our service workforce.

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

During the third quarter of fiscal 2003, we will be undertaking an update of the valuation analysis underlying the Solution42 acquisition in light of the further deterioration in the outlook for a recovery of the telecommunications market. This evaluation may result in a further asset impairment adjustment in the third quarter as the analysis can not be completed until that time and an estimate was not possible at the time of this filing.

Evaluation of Accruals

During the quarter ended July 31, 2002, we reviewed our accruals to ascertain whether adjustments were needed as a result of the various measures included in our restructuring activities begun during the quarter. This review resulted in provisions and reversals of accruals with a net decrease of expenditures during the quarter of less than $1.4 million. These changes were due to cost cutting measures, settlement of disputed balances with various payees, finalization and settlement of commission payments and miscellaneous other amounts and did not impact any operating line item disproportionately.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs for our development and technical support efforts. The decrease in research and development expenses for the three and six months ended July 31, 2002 from the comparable periods ended July 31, 2001 is primarily due to a reduction in Portal’s workforce and facilities costs as a result of cost reduction programs. Additionally, research and development expenses were reduced by approximately $0.9 million from customers in expense reimbursements during the quarter ended July 31, 2002. These types of expense reimbursements are not expected to recur in future quarters. Portal has not capitalized any software development costs to date.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel and related costs for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new and maintenance of existing strategic partnerships The decrease in sales and marketing expenses for the three and six months ended July 31, 2002 from the comparable periods ended July 31, 2001 is primarily due to a decrease in the number of sales and marketing personnel as a result of our restructuring plans initiated in fiscal 2002.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal and human resources as well as facilities and information system expenses not allocated to other departments. The decrease in general and administrative expenses for the three and six months ended July 31, 2002 from the comparable periods ended July 31, 2001 was primarily due to a lower rate of increase in bad debt reserves and a reduction in general and administrative personnel as a result of our restructuring plans initiated in fiscal 2002.

Amortization of Deferred Stock Compensation

We recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999 in connection with stock options and restricted stock issued in and prior to 1999 and $0.2 million in fiscal year 2002, in connection with the acquisition of BayGate. The deferred stock compensation reflects the difference between the exercise prices of options granted to acquire certain shares of common stock and the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. This compensation expense relates to options awarded to individuals in all operating expense categories. Total deferred compensation at July 31, 2002 of approximately $0.1 million is being amortized over the vesting periods of the options on a graded vesting method. Amortization of deferred compensation is estimated to $0.3 million in fiscal year 2003.

The following table shows the amounts of deferred stock compensation that would have been recorded under the following categories had deferred stock compensation not been separately stated on the statements of operations.

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
(in thousands; unaudited)
Cost of services	16	86	33	177
Research and development	33	199	71	380
Sales and marketing	28	156	59	319
General and administrative	22	121	46	248

Total	99	562	209	1,124

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

Reduction in Goodwill Due to Impairment

Long-lived assets and intangibles, including goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On an annual basis, the estimated future net cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management’s best estimates, using appropriate assumptions and projections at the time. During the quarter ended July 31, 2001, Portal recorded a charge of $193.4 million to reflect the impairment of goodwill related to Portal’s investment in Solution42. Goodwill was further reduced in fiscal 2002 and as of January 31, 2002 there was no remaining balance in goodwill.

Restructuring Costs

In fiscal 2002, Portal’s Board of Directors approved two plans to reduce its cost structure. The plans were a combination of a reduction in workforce, consolidations of facilities and asset write-offs. As a result of the first restructuring plan, Portal incurred charges of $41.3 million in the period ended July 31, 2001. Portal incurred further restructuring charges related to its second plan in the third and fourth quarters of fiscal 2002. The estimated costs of abandoning leased facilities, including estimated costs to sublease were determined through assessment of market information trend analyses.

In July 2002, Portal’s Board of Directors approved and Portal began implementation of a third plan to further reduce its cost structure in response to the continued global deferral of capital expenditures by telecommunication companies and the deterioration in the long term outlook for a telecommunications market recovery. The plan includes a reduction in workforce of approximately 250 employees, facilities reductions and asset write-offs. Portal recorded a restructuring charge of $6.1 million for the quarter ended July 31, 2002 and will incur additional restructuring charges in the third quarter of fiscal 2003. The restructuring charge included approximately $5.2 million of severance related amounts and $0.6 million in asset write-offs. We plan to continue to make changes in our business and strategy to address changes in our target markets and the overall economy and to implement additional cost reduction and efficiency programs. Such changes are likely to result in further restructuring charges in the future.

Write-down of Impaired Investments

We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $1.5 million, net of allowance of $0.5 million, as of July 31, 2002 and 2001. The investments are accounted for using the cost method as we do not have the ability to exercise significant influence over the operations of these companies and our investment is less than 20% of the outstanding voting shares in each entity.

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

The remaining $1.5 million was determined to not be impaired based upon a review of the company’s financial statement. Even though the company is still generating losses, it has experienced growth in revenues and has continued to make concerted efforts to reduce its cost structure. We will continue to monitor our investment in this company for signs of potential deterioration.

Provision for Income Taxes

Our taxes totaled $0.4 million and $1.5 million in the three and six months ended July 31, 2002, primarily as a result of foreign withholding taxes on revenue and tax on earnings generated from our foreign operations. Although the Company recorded a net loss of $18.0 million and $30.1 million for the three and six months ended July 31, 2002, the foreign operations were profitable for tax purposes primarily due to the intercompany charge back arrangements necessary under the local tax laws.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (including restricted investments of $17.5 million) totaled $85.9 million at July 31, 2002, compared to a balance of $128.9 million at January 31, 2002.

We used cash totaling $42.4 million in operations during the six months ended July 31, 2002, a decrease of $7.6 million from the $50.0 million used during the six months ended July 31, 2001. Net cash used in operations during the six months ended July 31, 2002 was primarily comprised of a net loss of $30.1 million, a decrease in other accrued liabilities of $12.1 million and a decrease in deferred revenue of $11.0 million. Adjustments made for non-cash expenses, such as depreciation, amortization and amortization of deferred stock compensation, purchased developed technology and restructuring charges amounted to $12.8 million for the six months ended July 31, 2002.

The total future cash outlay, for the restructuring plans, is currently estimated to be approximately $30.9 million that includes severance related costs as well as lease liabilities related to the consolidation of facilities and is expected to be funded by available cash. Of the $30.9 million, lease payments for impacted facilities, net of expected sublease income, are expected to be $26.1 million over the next nine years. Actual future cash requirements may differ materially from the accrual at July 31, 2002, particularly if actual sublease income is significantly different from current estimates or if the company is successful in its efforts to renegotiate its facility leases. We will re-assess the total future cash outlay for the restructuring plans in the third quarter of fiscal 2003 as the third restructuring plan is further defined and as a result could be required to take additional restructuring charges related to our facilities. The foregoing constitutes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements for the reasons described below under the caption “Risks Associated With Portal’s Business And Future Operating Results.”

Net cash provided by investing activities was $21.5 million for the six months ended July 31, 2002, a decrease of $6.1 million from the $27.7 million provided in the six months ended July 31, 2001. Net cash provided by investing activities in the six months ended July 31, 2002 was primarily comprised of the maturities of short-term investments. During the six months ended July 31, 2002, we also purchased computer equipment and software, made leasehold improvements and purchased other capital equipment amounting to approximately $2.7 million, primarily to support our ongoing operations and information systems.

During the six months ended July 31, 2002 and 2001, we raised an additional $1.4 million and $7.0 million from sales of common stock issued from our employee stock purchase plans and upon the exercise of stock options by employees, net of repurchases.

In November 2000, we acquired Solution42. The liabilities assumed as part of the acquisition include four mortgages for two facilities located in Germany. Two of the mortgages accrue interest at 4.45% per annum. Principal and interest are due in December 2010 and June 2011 on these two mortgages. As of July 31, 2002, the balances due on these loans were $0.6 million each. The other two mortgages accrue interest at 5.10% and 4.88% per annum. Principal and interest payments are made on a monthly basis. These two mortgages are due in October 2015 and November 2024. As of July 31, 2002, the balances due were $0.2 million each.

In the normal course of business, we enter into leases for new or expanded facilities in both domestic and international locations. These leases are for terms expiring September 2002 through March 2021. In connection with our facility leases, we issued five letters of credit in lieu of a security deposit for the facilities (see Note 1 in Notes to Unaudited Condensed Consolidated Financial Statements). Under all our facilities lease agreements, net of sublease income of $9.1 million, we are obligated to make payments of approximately $13.6 million, $13.2 million, $13.3 million, $13.3 million and $13.0 million in the years ending January 31, 2003, 2004, 2005, 2006 and 2007, respectively and a total of $75.3 million thereafter until expiration of the leases.

Due to the restructuring activities that occurred during fiscal 2002, several facilities were vacated or are under utilized. Some of these facilities have been subleased. We are also attempting to sublease additional surplus facilities, in various locations, comprising a total of approximately 180,000 square feet. We are currently in the process of vacating additional facilities and attempting to negotiate the cancellations of leases or rent reductions wherever possible.

The following table summarizes our contractual obligations, including related interest charges and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal years ending January 31. Of the $141.6 million in non-cancelable operating leases, net of sublease income, $26.1 million has been included in accrued restructuring expenses as of July 31, 2002.

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
(in thousands; unaudited):
Long-term notes payable	$2,410	$72	$192	$192	$1,954
Capital lease obligations	384	384	—	—	—
Non-cancelable operating leases, net of sublease income	141,638	13,561	26,512	26,312	75,253

	$144,432	$14,017	$26,704	$26,504	$77,207

The following table summarizes our other commitments as of July 31, 2002 and the effect such commitments could have on our liquidity and cash flows in future periods if the letters of credit or the guarantees were drawn upon. Restricted investments represent the collateral for these commitments.

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
(in thousands; unaudited):
Letters of credit	$13,086	$257	$—	$255	$12,574
Guarantees	1,528	1,528	—	—	—

	$14,614	$1,785	$—	$255	$12,574

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, our ability to sublease surplus facilities and other factors. Our currently planned expense levels for the third quarter of fiscal year 2003 will exceed the revenues we generated in the second quarter of fiscal year 2003.Although we believe that our current cash balances and cash generated from operations will be sufficient to fund our operations for at least the next 12 months, we may require additional financing within this time frame. We may seek financing at any time that we determine market conditions are favorable. Additional funding, if needed, may cause dilution to our stockholders or the incurrence of debt and such funding may not be available on terms acceptable to us, or at all.

RISKS ASSOCIATED WITH PORTAL’S BUSINESS AND FUTURE OPERATING RESULTS

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

IT IS DIFFICULT TO PREDICT OUR BUSINESS BECAUSE WE HAVE A LIMITED HISTORY OPERATING AS A PROVIDER OF CUSTOMER MANAGEMENT AND BILLING SOFTWARE

Our results of operations for the three and six months ended July 31, 2002 contained in this report are not necessarily indicative of results for our fiscal year ending January 31, 2003 or any other future period. In late 1993, we changed our strategic focus from operating as an Internet service provider to developing customer management and billing software for Internet-based businesses. Therefore, we have a relatively brief operating history as a provider of customer management and billing software and had no meaningful license revenue until 1996. Accordingly, we will experience the risks and difficulties frequently encountered by companies in new and rapidly evolving markets, including those discussed in this report. Our business strategy may not prove successful and we may not successfully address these risks.

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

WE EXPECT TO INCUR ADDITIONAL LOSSES AND CANNOT BE CERTAIN THAT WE WILL BE PROFITABLE

In order to be profitable, we must increase our revenues or reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues for profitability in any future period. We incurred net losses of approximately $395.5 million, $2.3 million and $7.6 million for fiscal year 2002, 2001 and 2000, respectively. We expect to experience a net loss for the third quarter of fiscal year 2003 and fiscal 2003. We recorded substantial restructuring charges in fiscal year 2002 and in the second quarter ended July 31, 2002 in connection with a reduction in force and other expense reduction efforts initiated during the year.

Our projected expenses for the third quarter of fiscal 2003 are targeted to exceed the amount of our anticipated third quarter revenues. As a result, if we do not generate increased revenues from sales of our products or reduce expenses, we will not be profitable. The decrease in capital expenditures by communications companies as well as the general economic slowdown has adversely affected our revenues and will make it difficult to increase revenues until spending in our target markets increases. We also expect that we will face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we may experience price competition that would lower our gross margins and our profitability. Another factor that would lower our gross margins is any increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins. We have also undertaken a number of cost reduction efforts. Failure to achieve the desired reductions in our expenses will further increase our losses. We cannot be certain that we will again achieve operating or net profitability on a quarterly or annual basis.

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

While a portion of our revenues each quarter is recognized from deferred revenue relating to previously signed contracts, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts that we enter into may not result in revenue in the quarter in which the contract is signed and we may not be able to predict accurately when revenues from these contracts will be recognized.

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

IT IS DIFFICULT TO PREDICT THE TIMING OF INDIVIDUAL ORDERS BECAUSE INFRANET HAS A LONG AND VARIABLE SALES CYCLE

To date, the sales cycle for Infranet generally has been three to nine months or more. Sales cycles have recently lengthened as the competitive environment has become more intense and price discounting has further delayed customer decision processes, as there is less business available from telecommunications companies. The long sales and implementation cycles for Infranet may cause license revenues and operating results to vary significantly from period to period. Furthermore, the revenues derived from a sale may not be recognized immediately and could be spread over an extended period. Along with systems integrators and our other distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of Infranet. Even after purchase, our customers tend to deploy Infranet slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy Infranet.

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

A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, America Online accounted for more than 10% of our total revenues during each of the quarters of fiscal year 2002. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. Our total revenues could also be adversely affected if revenues from a significant customer in one period are not replaced with revenues from that customer or other customers in subsequent periods. For example, America Online did not account for 10% or more of our total revenues in the first two quarters of fiscal year 2003 because they have completed payment of the license fees for their initial order. The communication and content industries we have targeted are consolidating, which could reduce the number of potential customers available to us. In addition, several large telecommunications companies have announced decreases in their anticipated capital spending, which could have the effect of reducing future orders of our products. Moreover, many of our customers may have purchased sufficient quantities of our products to satisfy their current or anticipated requirements. For all of these reasons our business could suffer in the future.

OUR INABILITY TO SUBLEASE OR REDUCE SURPLUS OFFICE SPACE WOULD INCREASE OUR USE OF CASH AND OPERATING EXPENSES AND ADVERSELY EFFECT OPERATING RESULTS AND OUR FINANCIAL CONDITION

We must periodically change our office facilities in various locations as the number of existing and projected employees changes for those locations or as existing leases expire. Securing and building out facilities takes significant lead-time. Furthermore, because of the need to satisfy projected future expansion, the amount of space we have leased is generally more than the amount currently required. Significant office leases have terms of between 5 and 20 years. As a result, we frequently sublease the portions of leased facilities that we have leased to meet our future expansion plans but do not currently need. In addition, our reductions in our workforce undertaken over the past year have substantially reduced our facilities requirements in several locations. As a result, we are attempting to sublease the facilities that we have previously leased but do not currently need or to negotiate reductions in our rent obligations relating to those facilities or cancellations of the applicable leases. Portal has leased approximately 73,120 square feet and 38,140 square feet for its regional headquarters facilities in Herndon, Virginia and Slough, United Kingdom, respectively, for terms of ten and twenty years, respectively. The amounts leased exceed our current requirements and we plan to sublease a majority of the facilities for a substantial portion, if not the entire balance, of the lease term. Moreover, we also plan to sublease a facility in Cupertino that Portal vacated earlier this year and that comprises approximately 93,200 square feet and is leased through December 2010. There is currently a large amount of vacant commercial real estate in the San Francisco Bay Area. Moreover, currently prevailing rental rates in many locations are lower than those that we are obligated to pay under the leases. We may therefore encounter significant difficulties or delays in subleasing such surplus space and may not be able to sublease it for rents equal to those that we are obligated to pay. In connection with our restructuring plan adopted in July 2002 we plan to vacate additional facilities in the United States and in other locations.

To the extent that we are unable to renegotiate the terms or cancel the applicable leases or to sublease this and other surplus space at an amount equal to our rent obligations for that space or to the extent sublessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we initially planned or included within accrued restructuring charges. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and adversely affect our financial results for that period. Cancellation of leases will likely result in use of significant amounts of cash and additional restructuring charges. Furthermore, inability to sublease such space may adversely affect our planned uses of cash and our capital resources. Moreover, we have reduced the amount of the facilities restructuring charges we accrued in fiscal year 2002 by the estimated amount of sublease income. The assumptions we have made are based on the current market conditions in the various areas we have vacant space. These market conditions can fluctuate greatly, thus causing our accrual to be inaccurate. If, in future periods, it is determined that we have over accrued for restructuring charges as related to the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our financial statements in the period this was determined. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

OUR BUSINESS WILL SUFFER DRAMATICALLY IF WE FAIL TO SUCCESSFULLY PLAN AND MANAGE CHANGES IN THE SIZE OF OUR OPERATIONS

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We have experienced rapid changes in our number of employees in recent years. On July 31, 2002, we had 705 employees compared to 1,168 employees on July 31, 2001 and 1,515 employees on January 31, 2001. These changes have placed, and our anticipated future operations will continue to place, a significant strain on our management resources and our ability to train and allocate sufficient personnel resources to achieve our many objectives. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures and will need to continue to recruit, train and manage our worldwide work force. We expect that we will have to change our facilities in certain locations and we may face difficulties and significant expenses identifying and moving into suitable office space and subleasing or assigning any surplus space.

In addition, reduction in the number of employees can result in significant severance, administrative and legal expenses. Reductions in the number of personnel may also adversely affect, or delay, various sales, marketing and product development programs and activities. This may increase the potential likelihood of other risks, such as delays in product introductions and reduce the effectiveness of general administrative services. Our business will suffer dramatically if we fail to effectively manage changes in the size and scope of our operations.

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

OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MUCH MORE SUSCEPTIBLE TO RISKS FROM INTERNATIONAL OPERATIONS

For the quarters ended July 31, 2002 and 2001, we derived approximately 60% and 49% of our revenue, respectively, from sales outside North America. As a result, we face risks from doing business on an international basis, including, among others:

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

To date we have typically denominated nearly all of our international license revenues in U.S. dollars. Therefore, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets or collection of receivables more difficult. Because our foreign denominated revenues have been minimal, we have not engaged in currency hedging activities. Commencing in fiscal year 2003, we plan to denominate a larger number of international transactions in euros and certain other currencies (see also “Impact of Foreign Currency Rate Changes” in Item 3 below). In such event, we will face greater exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. In order to reduce the effect of foreign currency fluctuations, we may hedge our exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. Failure to effectively hedge foreign currency fluctuations would adversely affect our financial results.

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

THE MARKETS IN WHICH WE SELL OUR PRODUCT ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

We compete in markets that are intensely competitive and rapidly changing. We face competition from providers of customer management and billing software, such as Amdocs Ltd., Convergys Corporation, CSG Systems International, Inc. and ADC Telecommunications Inc. We also compete with systems integrators and with internal information technology departments of larger communications providers. Many of our current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than us. We are aware of other companies that are focusing significant resources on developing and marketing products and services that will compete with us. Furthermore, in recent years a number of our competitors have been acquired by companies larger than us who have sought to expand their CM&B solutions capabilities. The failure of Portal to develop and market products and services that compete successfully with those of other suppliers in the market would harm our business. Portal anticipates that the market for its products and services will remain intensely competitive.

Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, current and potential competitors have greater name recognition and more extensive customer bases that they can use to compete more effectively. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could harm our business. Intense competition has recently been exemplified by deep price discounting by our competitors which has resulted in a lengthening of our sales cycles and may threaten our ability to close forecasted business.

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

Many of the companies that are marketing broadband access to the Internet or are offering new services over the Internet, wireless networks and other communication mediums are relatively new businesses. In the past several years, many so called “dot.com” companies have failed and financing for emerging Internet businesses has been increasingly more difficult to obtain. We believe that the decline experienced in our North American operations since the third quarter of fiscal year 2001 is attributable in part to the difficulty experienced by several potential customers in receiving financing and a consequential impact on their decisions to make investments in customer management and billing products and services. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Emerging growth and established communications companies recently have been reducing or deferring their purchases of software and related products and the introduction of many new communication services has been delayed or cancelled. This trend in technology and software spending has hurt and will continue to seriously harm our business until conditions improve. Any general decrease by our customers and potential customers in their rate of software and network investments would result in a significant decrease in our revenues and operating income. To the extent that our customers and potential customers fail to achieve sustained profitability or obtain adequate funding, we could experience greater risk and difficulty collecting receivables from those customers that do purchase our products and services which would in turn harm our business and financial results. The outlook for a recovery of the telecommunications market has recently deteriorated such that a general recovery is now not expected for at least 18-24 months.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND WILL BE VOLATILE

The trading price of our common stock has fluctuated significantly in the past and will continue to fluctuate in the future. For example the price of our common stock through July 31, 2002 has fluctuated between $83.93 and $0.40 per share. Future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

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

IF THE MARKET FOR OUR PRODUCTS DOES NOT IMPROVE, WE MAY BE FORCED TO INCUR RESTRUCTURING CHARGES IN ADDITION TO THE $71 MILLION CHARGE WE INCURRED IN THE FISCAL YEAR ENDED JANUARY 31, 2002 AND THE $6.1 MILLION CHARGE WE INCURRED IN THE QUARTER ENDED JULY 31, 2002

During the fiscal year ended January 31, 2002 and the quarter ended July 31, 2002 we incurred charges of $71.0 million and $6.1 million, respectively, in connection with restructuring plans implemented to reduce our cost structure. These restructuring plans were implemented in response to the continued global deferral of capital expenditures by telecommunications companies, as well as the general downturn in the economy. We will incur additional restructuring charges in the quarter ending October 31, 2002. If the deterioration in the telecommunications and Internet industries continues and capital expenditures continue to be deferred or our business otherwise continues to suffer, we may implement additional restructuring plans to further reduce our cost structure and incur additional restructuring charges. Any additional restructuring charges would have a material adverse effect on our financial results.

THE ADDITIONAL IMPAIRMENT OF INTANGIBLE ASSETS FROM OUR ACQUISITION OF SOLUTION42 AND BAYGATE AND OTHER ACQUISITIONS AND INVESTMENTS WOULD REQUIRE US TO INCUR CHARGES RELATED TO THE IMPAIRMENT AND DEVELOPED TECHNOLOGY

During the fiscal year ended January 31, 2002, we recorded charges of $199.2 million in connection with the impairment of goodwill and developed technology related to our acquisitions of Solution42 and BayGate. During the fiscal 2002, we identified indications of impairment of the intangible assets arising from these acquisitions, including the deterioration of the business climate and the prospects and our intentions for Solution42 and BayGate as wholly-owned subsidiaries. If the indications of impairment continue, we could be forced to write-down some or all of the $7.3 million of remaining developed technology from the Solution42 acquisition and, potentially, goodwill and developed technology from future acquisitions, which would have a material adverse effect on our financial condition and results of operations.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS, STOCKHOLDER RIGHTS PLAN AND IN DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL AND, AS A RESULT, NEGATIVELY IMPACT OUR STOCKHOLDERS.

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

FINANCIAL DIFFICULTIES OF COMPANIES WE HAVE INVESTED IN COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We have made investments in several companies and may make investments in others in the future. If at any time our investment in a company were deemed impaired, we may be required to reduce the book value of that investment, which would in turn reduce our earnings in that period. Such investments could be deemed impaired, for example, if the financial condition of those companies deteriorates. As of July 31, 2002 and 2001, respectively, we had approximately $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) invested in other companies. During fiscal 2002, we recorded a write-down of $4.0 million related to other than temporary impairment of these investments. Because the financial condition of these companies is outside our control, we cannot predict if, or when, the value of such investments would be required to be reduced.

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

The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for Portals’ investment portfolios as of July 31, 2002. This table does not include cash because cash is not subject to market risk. It also does not include long-term investments as they are held to maturity. Therefore, near-term changes in market rates will not result in losses. (In thousands, except weighted average yields):

	Maturing Within 1 Year	Maturing Within 2 Years	Thereafter	Total
Cash Equivalents	$4,603	$—	$—	$4,603
Weighted Average Yield	1.76%	—	—	1.76%
Investments	29,309	23,190	—	52,499
Weighted Average Yield	2.63%	2.74%	—	2.68%

Total Portfolio	$33,912	$23,190	$—	$57,102

Weighted Average Yield	2.54%	2.74%	—	2.62%

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

If we are unable to comply with the minimum bid requirement on or before November 4, 2002, Nasdaq will provide us with written notification that our common stock will be delisted. At that time we may appeal Nasdaq’s decision to a Nasdaq Listing Qualification Panel. In the alternative, we may apply to transfer our securities to the Nasdaq SmallCap Market. If we submit a transfer application and pay the applicable listing fees by November 4, 2002, initiation of delisting proceedings will be stayed pending Nasdaq’s review of our transfer application. If the transfer application is approved, we will have a 180 day grace period ending on February 3, 2003 from meeting the Nasdaq SmallCap listing requirements and will be eligible for an additional 180 day grace period if we meet the initial listing requirements for the Nasdaq SmallCap Market. We intend to pursue all available options to meet the Nasdaq listing requirements.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

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

August 28, 2002

PORTAL SOFTWARE, INC.

By	/S/ HOWARD A. BAIN III
Howard A. Bain III
Chief Financial Officer
(On behalf of the Registrant and as the Principal Financial Officer)

By	/S/ BRET L. ENGLAND
Bret L. England
Vice President of Finance
(Principal Accounting Officer)