Form 10-Q
period 2002-10-31
PORTAL SOFTWARE INC
filed 2002-12-16
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

On November 30, 2002, 178,272,635 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

PORTAL SOFTWARE, INC.
FORM 10-Q

QUARTER ENDED OCTOBER 31, 2002

Item 1:     Financial Statements

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands; unaudited)

	October 31, 2002	January 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,729	$36,318
Short-term investments	32,479	75,463
Accounts receivable, net of allowance for doubtful accounts of $2,835 and $7,869 at October 31, 2002 and January 31, 2002, respectively	20,731	22,323
Restricted short-term investments	1,609	1,718
Deferred income taxes	—	2,733
Prepaids and other current assets	4,837	5,083

Total current assets	86,385	143,638
Property and equipment, net	23,580	43,146
Purchased developed technology, net	5,320	7,315
Restricted long-term investments	14,904	15,414
Other assets	2,850	3,693

	$133,039	$213,206

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,109	$4,079
Accrued compensation	10,218	12,136
Current portion accrued restructuring costs	20,486	11,991
Other accrued liabilities	12,812	17,571
Current portion of capital lease obligations	95	587
Deferred revenue	22,774	37,466

Total current liabilities	71,494	83,830
Long-term accrued restructuring costs	24,982	22,990
Long-term notes payable	1,643	1,658
Long-term portion of capital lease obligations	—	11
Long-term deferred income taxes	—	2,733
Other long-term liabilities	42	49
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value	177	175
Additional paid-in capital	537,736	536,249
Accumulated other comprehensive income (loss)	46	(709)
Notes receivable from stockholders	(72)	(79)
Deferred stock compensation	(24)	(335)
Accumulated deficit	(502,985)	(433,366)

Stockholders’ equity	34,878	101,935

	$133,039	$213,206

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts; unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Revenues:
License fees	$10,701	$9,957	$32,787	$54,471
Services	19,459	21,797	57,247	66,579

Total revenues	30,160	31,754	90,034	121,050

Costs and expenses:
Cost of license fees	71	638	240	1,295
Cost of services	10,295	13,814	33,032	50,434
Amortization and impairment of purchased developed technology and licenses	2,232	1,577	3,930	4,218
Research and development	8,094	14,057	29,474	45,789
Sales and marketing	12,071	18,387	40,637	68,681
General and administrative	4,372	12,156	12,975	32,417
Amortization of deferred stock compensation (1)	62	515	271	1,639
Amortization of goodwill	—	399	—	31,023
Reduction in intangibles due to impairment	—	2,450	—	195,841
Restructuring costs	30,668	19,331	36,721	60,623
Impairment of assets	1,470	—	1,470	—

Total costs and expenses	69,335	83,324	158,750	491,960

Loss from operations	(39,175)	(51,570)	(68,716)	(370,910)
Interest and other income, net	397	2,196	1,365	6,623
Write-down of impaired investments	—	—	—	(4,000)

Loss before income taxes	(38,778)	(49,374)	(67,351)	(368,287)
Provision for income taxes	(786)	(689)	(2,268)	(3,193)

Net loss	$(39,564)	$(50,063)	$(69,619)	$(371,480)

Basic and diluted net loss per share	$(0.22)	$(0.29)	$(0.40)	$(2.17)

Shares used in computing basic and diluted net loss per share	176,646	172,559	175,854	171,246

(1) Amortization of deferred stock compensation relates to the following expense categories:
Cost of services	$10	$79	$43	$256
Research and development	20	184	91	564
Sales and marketing	18	142	77	461
General and administrative	14	110	60	358

Total	$62	$515	$271	$1,639

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Nine Months Ended October 31,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(69,619)	$(371,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,777	13,743
Amortization of deferred stock compensation	310	1,639
Amortization and impairment of intangibles	3,930	35,241
Reduction in goodwill due to impairment	—	195,841
Restructuring costs	50,290	60,623
Impairment of assets	1,470	—
Write-down of impaired investments	—	4,000
Gain on sale of investments	(404)	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,592	52,194
Prepaids and other current assets	(129)	1,165
Other assets	1,173	187
Accounts payable	1,030	(5,388)
Accrued compensation	(1,917)	(4,179)
Accrued liabilities	(32,726)	(22,220)
Deferred revenue	(14,693)	(26,069)

Net cash used in operating activities	(49,916)	(64,703)

INVESTING ACTIVITIES:
Purchases of short-term investments	(140,629)	(149,526)
Maturity of short-term investments	137,391	138,729
Sales of short-term investments	46,346	67,761
Purchases of long-term investments	—	(6,992)
Maturity of long-term investments	—	3,000
Purchases of property and equipment	(5,057)	(12,189)
Proceeds from sale of equity investments	—	1,112
Business combination, net of cash	—	(2,103)

Net cash provided by investing activities	38,051	39,792

FINANCING ACTIVITIES:
Payments received on stockholder notes receivable	7	22
Payments on notes payable	(15)	(2,298)
Principal payments under capital lease obligations, net of proceeds	(503)	(1,857)
Proceeds from issuance of common stock, net of repurchases	1,488	7,420

Net cash provided by financing activities	977	3,287

Effect of exchange rate on cash and cash equivalents	1,299	(164)

Net decrease in cash and cash equivalents	(9,589)	(21,788)
Cash and cash equivalents at beginning of period	36,318	69,323

Cash and cash equivalents at end of period	$26,729	$47,535

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet at October 31, 2002 and the condensed consolidated statement of operations for the three and nine months ended October 31, 2002 and 2001 and the condensed consolidated statement of cash flows for the nine months ended October 31, 2002 and 2001 are not audited. In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2002 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal’s Annual Report on Form 10-K/A for the year ended January 31, 2002 filed with the Securities and Exchange Commission on August 27, 2002.

Reclassifications

Certain amounts in the prior fiscal year have been reclassified to conform to the presentation adopted in the current fiscal year. Accrued restructuring liabilities have been reclassified between current and long-term liabilities in the condensed consolidated balance sheets. Certain costs classified as research and development expenses in prior fiscal periods have been reclassified to amortization and impairment of purchased developed technology and licenses on the condensed consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. During the second quarter of the current fiscal year, Portal initiated a restructuring plan to effect a change in its operations and cost structure to more fully align with its revised business strategy requiring a greater focus on the needs of Tier 1 telecommunications service providers. The restructure activities during the current fiscal year included severance, consolidation of facilities, abandonment of certain assets and an evaluation of all remaining assets. The accruals made as a result of these activities necessarily entailed a significant number of estimates by management, especially as to the time required for various real estate markets to recover.

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

Portal’s revenue recognition policy takes into consideration the creditworthiness of the customer in determining the probability of collection as a criterion for revenue recognition. The determination of creditworthiness requires the exercise of judgment, which affects Portal’s revenue recognition. If a customer is deemed not to be creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash. The creditworthiness of customers is re-assessed on a regular basis and revenue is deferred until cash receipt, if appropriate. Additionally, when Portal enters into contracts with industry standard payment terms, it is Portal’s policy to recognize such revenue when the customer is deemed to be creditworthy and collection of the receivable is assured.

Portal periodically updates its revenue recognition policies to reflect changes in the marketplace, its business practices and experiences with its customers to ensure compliance with revenue recognition rules and good business practices. During the quarter ended July 31, 2002 Portal revised its policy to better reflect industry practices and the shift in Portal’s customer base from Internet service providers to Tier 1 telecommunications companies. The new policy continues to ensure compliance with technical pronouncements associated with software revenue recognition. Previously, Portal’s policy presumed that arrangements with payment terms extending beyond 60 days did not meet the criteria for fixed and determinable fees. Under Portal’s revised policy, arrangements with payment terms extending beyond 60 days may meet the fixed and determinable fee criteria based upon Portal’s evaluation of the risk of concession, subject to review and approval by Portal’s CFO. This change had no effect on revenue recognized during the quarter of the change. During the quarter ended October 31, 2002 Portal entered into one transaction with multiple payment terms up to 90 days and Portal recognized approximately $0.2 million of license revenue as a result.

Concentration of Credit Risk

Substantially all of Portal’s software and services have been sold to North American, European and Asia-Pacific communication and content service providers, including mobile wireless companies, broadband, electronic content and Internet access companies, as well as other Internet and e-commerce companies. Accordingly, adverse economic trends affecting the communications industry may increase our credit risk. Portal performs ongoing credit evaluations of its customers and does not require collateral. Portal maintains an allowance for potential credit losses and to date such losses have been within management’s expectations. No individual customer accounted for more than 10% of total revenues during the three and nine months ended October 31, 2002.

One individual customer, AOL Time Warner, accounted for 23% and 18% of total revenues during the three and nine months ended October 31, 2001, respectively.

Segment Information

Portal operates solely in one segment, the development and marketing of business infrastructure software. Portal’s foreign operations consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network as well as one development site in Germany that is currently being closed. Operating losses generated by the foreign operations of Portal and their corresponding identifiable assets were not material in any period presented. Portal’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and certain direct expenses by geographic region for purposes of making operating decisions and assessing financial performance. Portal’s assets are primarily located in its corporate office in the United States and are not allocated to any specific region, therefore Portal does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

Portal’s export revenues represented 73% and 66% of total revenues in the three and nine months ended October 31, 2002, compared with approximately 46% in the comparable periods ended October 31, 2001. Portal’s export revenues were derived from sales to Europe (which is defined by Portal as Europe, Middle East and Africa) and Intercontinental (which is defined by Portal as Asia-Pacific, Japan and Latin America). For the three months ended October 31, 2002 and 2001, European revenues were $18.4 million and $8.9 million and Intercontinental revenues were $3.7 million and $5.6 million. For the nine months ended October 31, 2002 and 2001, European revenues were $44.8 million and $36.8 million and Intercontinental revenues were $14.4 million and $20.3 million.

Cash and Cash Equivalents

Portal considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. As of October 31, 2002 and 2001, cash equivalents and short-term investments consist primarily of commercial paper, corporate notes, money market funds and government securities. All short-term investments mature within 24 months.

Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of the FASB’s Statement of Financial Accounting Standards No.115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders’ equity. Debt and discount securities are adjusted for straight-line amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method and were immaterial for all periods presented.

The following schedule summarizes the estimated fair value of Portal’s cash, cash equivalents and short-term investments (in thousands):

	October 31, 2002	January 31, 2002
	(unaudited)
Cash and cash equivalents:
Cash	$15,515	$7,895
Money market funds	5,015	16,435
U.S. Government securities	6,199	11,988

	$26,729	$36,318

Short-term investments at October 31, 2002 (in thousands, unaudited):

	Gross Unrealized
	Cost	Gain	Loss	Fair Value
Corporate notes	$9,604	$44	$(1)	$9,647
U.S. Government securities	24,407	45	(11)	24,441
Restricted investments	(1,609)	—	—	(1,609)

	$32,402	$89	$(12)	$32,479

Short-term investments at January 31, 2002:

	Gross Unrealized
	Cost	Gain	Loss	Fair Value
Corporate notes	$39,086	$583	$—	$39,669
U.S. Government securities	35,485	33	—	35,518
Commercial paper	1,993	1	—	1,994
Restricted investments	(1,718)	—	—	(1,718)

	$74,846	$617	$—	$75,463

The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands):

	October 31, 2002	January 31, 2002
	(unaudited)
Due within one year	$10,087	$59,512
Due within two years	24,001	17,669
Restricted short-term investments	(1,609)	(1,718)

	$32,479	$75,463

As of October 31, 2002 and January 31, 2002, restricted short-term investments combined with restricted long-term investments represent collateral for five letters of credit and one bank guarantee. The five letters of credit issued in lieu of a cash security deposit are renewable annually and expire on various dates from October 31, 2005 through March 5, 2021. The bank guarantee, issued to secure outstanding bank loans of former shareholders of Solution42, is for $1.5 million and expires on April 30, 2003. Restricted investments consist of U.S. Government securities maturing over a period of up to two years.

The restricted long-term investments are classified as held-to-maturity and, consequently, unrealized gains and losses are not recorded. As of October 31, 2002 and January 31, 2002, amortized cost approximated fair value.

Portal also invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) as of October 31, 2002 and January 31, 2002. The investments are accounted for using the cost method as Portal does not have the ability to exercise significant influence over the operations of these companies and Portal’s investment is less than 20% of the outstanding voting shares in each entity. Portal monitors its investments for other than temporary impairment, basing its assessment on a review of the investee’s operations and other indicators. Other indicators include, but are not restricted to, limited capital resources, limited prospects of receiving additional financing and prospects for liquidity of the related securities.

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

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
Net loss as reported	$(39,564)	$(50,063)	$(69,619)	$(371,480)
Add back: Amortization of goodwill	—	399	—	31,023

Adjusted net loss	$(39,564)	$(49,664)	$(69,619)	$(340,457)

Basic and diluted net loss per share:
Net loss per share as reported	$(0.22)	$(0.29)	$(0.40)	$(2.17)
Add back: Amortization of goodwill per share	—	—	—	0.18

Adjusted net loss per share	$(0.22)	$(0.29)	$(0.40)	$(1.99)

During the quarter ended October 31, 2002, Portal recorded charges of $2.9 million in impairment of assets related to computer equipment and software that we abandoned. Of the total impairment charge, $1.4 million was related to third-party software for which some of the functionality was integrated into Portal’s product. The entire software was abandoned after Portal re-assessed its need for it and decided against further integration due to the reductions in workforce. The impairment of this software is included in amortization and impairment of purchased developed technology and licenses in the Condensed Consolidated Statement of Operations. The remaining $1.5 million in impairment of assets is included in a separate classification in the Condensed Consolidated Statement of Operations.

Net Income (Loss) Per Common Share

In accordance with FAS 128, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data; unaudited):

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
Basic and diluted:
Net loss	$(39,564)	$(50,063)	$(69,619)	$(371,480)

Weighted-average shares of common stock outstanding	176,694	173,175	175,938	172,365
Less: Weighted-average shares subject to repurchase	(48)	(616)	(84)	(1,119)

Weighted-average shares used in computing basic and diluted net loss per share	176,646	172,559	175,854	171,246

Basic and diluted net loss per share	$(0.22)	$(0.29)	$(0.40)	$(2.17)

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in equity of the company that are excluded from net income (loss). Comprehensive income (loss) for the three and nine months ended October 31, 2002 and 2001 is as follows (in thousands; unaudited):

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
Net loss	$(39,564)	$(50,063)	$(69,619)	$(371,480)
Unrealized gain (loss) on marketable securities	(143)	203	(541)	325
Change in cumulative translation adjustment	(154)	43	1,296	(164)

Comprehensive loss	$(39,861)	$(49,817)	$(68,864)	$(371,319)

(2)    Recent Accounting Pronouncements

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

In July 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which supersedes Emerging Issues Task Force (“EITF”) Issue 94-3. FAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements will not be restated. The adoption of FAS 146 will not have a significant impact on our financial statements.

(3)    Restructuring

In fiscal 2002, Portal’s Board of Directors approved two plans to reduce its cost structure. The plans were a combination of a reduction in workforce, consolidations of facilities and asset write-offs. As a result of the restructuring plans, Portal incurred charges of $71.0 million in fiscal 2002. The estimated costs of abandoning leased facilities, including estimated costs to sublease were determined through assessment of market information trend analyses.

In July 2002, Portal began implementation of a third plan to effect a change in its operations and cost structure to more fully align with its revised business strategy requiring a greater focus on the needs of Tier 1 telecommunications service providers. The plan includes a further reduction in workforce of approximately 250 employees, facilities reductions and asset write-offs. In connection with this plan, Portal recorded a restructuring charge of $6.1 million and $30.7 million for the quarters ended July 31, 2002 and October 31, 2002, respectively. The restructuring charges included approximately $6.2 million of severance related amounts, $17.4 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income and $11.6 million in asset write-offs.

Portal’s restructuring plans specifically identified facilities to be vacated, throughout North America and internationally in Germany, Japan and the United Kingdom. Portal vacated the facilities on various dates, as planned, through September 2002. A portion of Portal’s headquarters will also be vacated by December 2002. The planned exit dates for each facility were considered when calculating the restructuring charges. For the portion of the facilities, if any, that remained in operating activities subsequent to the plan’s approval, Portal has included rental costs relating to the period following the planned exit date in the restructuring charges. Prior to vacating these facilities, or portions thereof that Portal intends to sublease, rental expense continued to be included in operating expenses.

Subsequent to the quarter ended October 31, 2002, Portal was successful in negotiating the termination of some of its leases. The restructuring accrual as of October 31, 2002 reflects the terms of these agreements.

The $11.6 million in asset write-offs consist of the following significant assets:

•
Leasehold improvements:  As a result of the abandonment of various operating lease facilities as defined in the restructuring plans, Portal also abandoned the related leasehold improvements. Upon vacating the facilities, Portal wrote-off the net book values of the related leasehold improvements. This charge impacted its North American and European regions.

•
Furniture and fixtures:  As a result of abandoning facilities, Portal decided to also abandon furniture and fixtures in the vacated facilities or portion of the facilities. Upon vacating the facilities and abandoning the furniture and fixtures, Portal wrote off the net book value of the abandoned assets. This charge impacted the North American and European regions.

•
Software:  As a result of the reductions in force, Portal assessed its need for the number of licenses for software currently in use. Based on current and projected future needs, Portal determined that the number of licenses purchased exceeds the actual number needed. Accordingly, Portal abandoned the unused licenses and wrote-off a portion of the license fees related to these purchased software packages. Additionally, Portal was working on a project that utilized third-party software. Due to the reductions in force, Portal re-assessed its need for the software, and abandoned it, due to the elimination of related resources. These charges impacted the North American and European regions.

As of October 31, 2002, the remaining accrued restructuring costs were $45.5 million and have been apportioned between current and long-term liabilities on the condensed consolidated balance sheets. The remaining severance is expected to be paid through the second quarter of fiscal 2004. The long-term portion of the accrued restructuring costs is made up of lease payments for vacated facilities, net of expected sublease income and is currently expected to be paid through June 2006. Actual future cash requirements may differ materially from the accrual at October 31, 2002, particularly if actual sublease income is significantly different from current estimates or if the company is successful in its efforts to renegotiate its facility leases.

A summary of restructuring activities along with the respective remaining reserves follows below. The restructuring charges are net of decreases to the accrual in the amount of $2.2 million due to favorable lease negotiations that occurred subsequent to the quarter ended October 31, 2002.

(in thousand; unaudited)	Balance remaining January 31, 2002	Restructuring Charges	Cash	Non-cash	Balance remaining October 31, 2002
Severance	$1,950	$6,175	$(5,459)	$—	$2,666
Facilities	29,976	17,374	(6,417)	—	40,933
Asset write-offs	2,381	11,611	—	(13,992)	—
Other	674	1,561	(366)	—	1,869

	$34,981	$36,721	$(12,242)	$(13,992)	$45,468

Additionally, Portal integrated certain functionality of third-party software into its product. Due to the reductions in the workforce, Portal re-assessed its need for the software and abandoned it as the related resources were eliminated. A $1.4 million charge was recorded in the quarter ended October 31, 2002 and has been included in the amortization and impairment of purchased developed technology and licenses in the Condensed Consolidated Statement of Operations.

(4)    Income Taxes

During the three and nine months ended October 31, 2002, we recognized tax expense of $0.8 million and $2.3 million primarily as a result of foreign withholding taxes on revenues and tax on earnings generated from our foreign operations. Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not. Based on the weight of available evidence, Portal has provided a full valuation allowance against its deferred tax assets. Portal will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

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

In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of Portal. However, depending on the amount and timing, an unfavorable resolution of these matters could materially and adversely affect our future results of operations or cash flows in a particular period.

(6)    Subsequent Events

Subsequent to the quarter ending October 31, 2002, Portal’s Board of Directors approved a plan to re-price stock options for continuing employees only. The plan excludes the CEO and members of the Board of Directors. The new exercise price for the re-priced options, effective as of November 7, 2002, is $0.69 per share with no changes to the vesting schedules. Under this re-pricing plan, approximately 20,410,800 options became subject to variable accounting prospectively whereby stock based compensation for the options will be re-measured quarterly and recorded in the consolidated statement of operations for each reporting period. Of these options, approximately 7,292,800 options were vested as of the re-pricing date.

Portal received a Nasdaq staff determination letter, dated November 6, 2002, indicating that we have not met the minimum bid price requirement for continued listing on The Nasdaq National Market and that our common stock is therefore subject to de-listing from the Nasdaq National Market. Portal has appealed this determination by requesting a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination and a hearing has been set for December 19, 2002. During the hearing, Portal will present a comprehensive plan to address the pending de-listing action. Portal has been advised that Nasdaq will not take any action to de-list its stock pending the conclusion of that hearing. The Nasdaq National Market may accept or deny the Company’s appeal.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Portal develops, markets and supports product-based customer management and billing (“CM&B”) solutions for communications and content service providers. Our convergent platform enables service providers to deliver voice, data, video and content services with multiple networks, payment models, pricing plans and value chains.

Beginning with fiscal year 1997, substantially all of our revenues have come from the license of one product line, Infranet, and from related services. Revenues consist of Infranet license, professional services, support and maintenance fees. License revenues are comprised of perpetual or multiyear license fees, which are primarily derived from contracts with communications service providers. Professional services consist of a broad range of implementation services, training, business consulting and operational support services. These services are provided throughout the customer lifecycle. We believe that future revenues will be generated from three sources:

•
license fees from new customers; for new products to existing customers; and growth in the subscriber base of its existing customers, which will lead to increased revenue from subscriber-based licenses.

•	consulting services for the deployment of licenses and follow-on solutions related to our customers’ end to end billing needs; and

•	annual maintenance fees for the support of existing deployments and rights to access upgrade enhancements to our convergent platform

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

Our revenue recognition policy takes into consideration the creditworthiness of the customer in determining the probability of collection as a criterion for revenue recognition. The determination of creditworthiness requires the exercise of judgment, which affects our revenue recognition. If a customer is deemed to not be creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash. The creditworthiness of customers is re-assessed on a regular basis and revenue is deferred until cash receipt, if appropriate. Additionally, when Portal enters into contracts with industry standard payment terms, it is Portal’s policy to recognize such revenue when the customer is deemed to be creditworthy and collection of the receivable is assured.

Portal periodically updates its revenue recognition policies to reflect changes in the marketplace, its business practices and experiences with its customers to ensure compliance with revenue recognition rules and good business practices. During the quarter ended July 31, 2002 Portal revised its policy to better reflect industry practices and the shift in Portal’s customer base from Internet service providers to Tier 1 telecommunications companies. The new policy continues to ensure compliance with technical pronouncements associated with software revenue recognition. Previously, Portal’s policy presumed that arrangements with payment terms extending beyond 60 days did not meet the criteria for fixed and determinable fees. Under Portal’s revised policy, arrangements with payment terms extending beyond 60 days may meet the fixed and determinable fee criteria based upon Portal’s evaluation of the risk of concession, subject to review and approval by Portal’s CFO. This change had no effect on revenue recognized during the quarter of the change. During the quarter ended October 31, 2002 Portal entered into one transaction with multiple payment terms up to 90 days and Portal recognized approximately $0.2 million of license revenue as a result.

We also record a provision for estimated sales returns on product and service related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established through a charge to general and administrative expenses. This allowance is for estimated losses resulting from our customers’ failure or inability to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in aggregate, and current economic conditions that may affect a customer’s ability to pay. The use of different estimates or assumptions could produce different allowance balances. Our customer base is highly concentrated in the communications and content service provider industries. Several of the leading companies in these industries have announced liquidity concerns. If collection is not probable at the time the transaction is consummated, we do not recognize revenue until cash is collected. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accrued Restructuring Expenses

During the fiscal year ended January 31, 2002 and the quarter ended July 31, 2002, we implemented plans to restructure the company that were a combination of reductions in workforce, consolidations of facilities and the write-off of assets. The restructuring charges were based on actual and estimated costs incurred in connection with these restructuring plans. These estimates have been impacted by the rules governing the termination of employees, especially those in foreign countries. We have not recorded payments related to potential settlements on disputed severance agreements, as these amounts are not reasonably estimable and probable. If, in the future, we were to agree upon additional severance payments, we would have to record additional restructuring charges in the period in which the settlement was determined to be reasonably estimable and probable. We have reduced the amount of the facilities restructuring charge by the estimated amount of sublease income. The assumptions we have made are based on the current market conditions in the various areas we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued for restructuring charges for the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended October 31,		Percent Change	Nine Months Ended October 31,		Percent Change
(in millions; unaudited)	2002	2001		2002	2001
License fees	$10.7	$10.0	7%	$32.8	$54.5	(40)%
Percentage of total revenues	35%	31%		36%	45%
Services	19.5	21.8	(11)%	57.2	66.6	(14)%
Percentage of total revenues	65%	69%		64%	55%

Total revenues	$30.2	$31.8	(5)%	$90.0	$121.1	(26)%

License fees revenues increased immaterially for the three months ended October 31, 2002 compared to the three months ended October 31, 2001. License fees revenues decreased in the nine months ended October 31, 2002 compared to the nine months ended October 31, 2001 due to a continued general economic slowdown affecting the primary markets for our products and services, and in particular, capital spending by communications service providers. No customer accounted for more than 10% of revenues during the three and nine months ended October 31, 2002. One individual customer, AOL Time Warner, accounted for 23% and 18% of total revenues during the three and nine months ended October 31, 2001.

Services revenues decreased in the three and nine months ended October 31, 2002 from the comparable periods ended October 31, 2001 due to less consulting services and support revenue. Fewer new customer implementations have resulted from the general decline in license sales over the past year and driven the decrease in consulting revenue. Support revenue has declined as a result of customer terminations that have not been fully replaced by new customer contracts.

	Three Months Ended October 31,		Percent Change	Nine Months Ended October 31,		Percent Change
(in millions; unaudited)	2002	2001		2002	2001
Geographical Revenues:
North America	$8.1	$17.3	(53)%	$30.8	$64.0	(52)%
Percentage of total revenues	27%	54%		34%	53%
International
Europe	18.4	8.9	107%	44.8	36.8	22%
Percentage of total revenues.	61%	28%		50%	30%
Intercontinental	3.7	5.6	(34)%	14.4	20.3	(29)%
Percentage of total revenues	12%	17%		16%	17%

Total international	22.1	14.5	52%	59.2	57.1	4%
Percentage of total revenues	73%	46%		66%	47%

Total revenues	$30.2	$31.8	(5)%	$90.0	$121.1	(26)%

North American revenues, which are defined by us as revenues from the United States and Canada, decreased primarily due to a continued global deferral of capital expenditures by telecommunications companies as well as a general economic slowdown. These are primarily the factors that have also adversely affected our Intercontinental sales, although to a lesser degree than in North America. Our European revenues have increased as a result of

Portal’s change in strategy of focusing on Tier 1 service providers where license revenues are typically preceded by services and a general shift toward providing additional services.

Expenses

(in millions; unaudited)	Three Months Ended October 31,		Percent Change	Nine Months Ended October 31,		Percent Change
	2002	2001		2002	2001
Cost of license fees	$0.1	$0.6	(83)%	$0.2	$1.3	(85)%
Percentage of total revenues	—%	2%		—	1%
Cost of services	10.3	13.8	(25)%	33.0	50.4	(35)%
Percentage of total revenues	34%	44%		37%	42%
Amortization and impairment of purchased developed technology and licenses	2.2	1.6	38%	3.9	4.2	(7)%
Percentage of total revenues	7%	5%		4%	3%
Research and development	8.1	14.1	(43)%	29.5	45.8	(36)%
Percentage of total revenues	27%	44%		33%	38%
Sales and marketing	12.1	18.4	(34)%	40.6	68.7	(41)%
Percentage of total revenues	40%	58%		45%	57%
General and administrative	4.4	12.2	(64)%	13.0	32.4	(60)%
Percentage of total revenues	14%	38%		14%	27%

Cost of License Fees

Cost of license fees consists of resellers’ commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Infranet. The decreases in cost of license fees is primarily due to the decreases in revenue as a result of a continued general economic slowdown affecting the primary markets for our products and services, and in particular, capital spending by communications service providers.

Cost of Services

Cost of services primarily consists of maintenance, consulting and training expenses. The decrease in cost of services for the three and nine months ended October 31, 2002 from the comparable periods ended October 31, 2001 is primarily due to a reduction in our services workforce to reflect the geographic realignment of consulting and support resources to achieve efficiencies and produce higher gross margins. Gross margin for services was approximately 47% and 42% for the three and nine months ended October 31, 2002, respectively compared to approximately 37% and 24% in the comparable periods ended October 31, 2001.

Amortization and Impairment of Purchased Developed Technology and Licenses

In fiscal year 2000, we purchased third-party software for which certain functionality was integrated into our product. In the current fiscal year, the depreciation of the license and the amortization of the support agreement have been reclassified from research and development expenses to amortization and impairment of purchased developed technology and licenses, a direct cost of product license revenues. Due to our restructuring plan in July 2002, we re-assessed our need for this software and we decided to abandon it due to the elimination of the necessary resources. As a result we incurred a one-time charge of $1.4 million, in the quarter ended October 31, 2002, that has been included in this category.

In fiscal year 2001, we recorded an asset of $17.9 million for purchased developed technology as a result of acquiring Solution42 and BayGate. Purchased developed technology was being amortized, on a straight-line basis, over the estimated useful life of the respective assets of three to four years. During fiscal 2002, we recorded charges of $2.5 million and $2.2 million to reflect the impairment of purchased developed technology related to our investments in BayGate and Solution42, respectively. As of January 31, 2002, purchased developed technology related to our investment in BayGate was fully expensed due to a combination of impairment charges and amortization during fiscal 2002. Amortization of purchased developed technology, as related to Solution42, will continue to negatively impact our operating results in the future. Future amortization expense of the remaining purchased developed technology related to our investment in Solution42 is currently estimated to be $2.7 million in fiscal year 2003, $2.7 million in fiscal year 2004 and $1.9 million in fiscal year 2005.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs for our development and technical support efforts. The decreases in research and development expenses for the three and nine months ended October 31, 2002 from the comparable periods ended October 31, 2001 were primarily due to a reduction in our workforce and facilities costs as a result of cost reduction programs. We have not capitalized any software development costs to date.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel and related costs for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new and maintenance of existing strategic partnerships. The decreases in sales and marketing expenses for the three and nine months ended October 31, 2002 from the comparable periods ended October 31, 2001 were primarily due to a decrease in the number of sales and marketing personnel as a result of our restructuring plans initiated in fiscal 2002 and 2003.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal and human resources as well as facilities and information system expenses not allocated to other departments. The decreases in general and administrative expenses for the three and nine months ended October 31, 2002 from the comparable periods ended October 31, 2001 were primarily due to lower bad debt reserves and a reduction in general and administrative personnel as a result of our restructuring plans initiated in fiscal 2002 and 2003.

Amortization of Deferred Stock Compensation

We recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999 in connection with stock options and restricted stock issued in and prior to 1999 and $0.2 million in fiscal year 2002, in connection with the acquisition of BayGate. The deferred stock compensation reflects the difference between the exercise prices of options granted to acquire certain shares of common stock and the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. This compensation expense relates to options awarded to individuals in all operating expense categories. Total deferred compensation at October 31, 2002 of approximately $0.1 million is being amortized over the vesting periods of the options on a graded vesting method. Amortization of deferred compensation is estimated to $0.3 million in fiscal year 2003.

The following table shows the amounts of deferred stock compensation that would have been recorded under the following categories had deferred stock compensation not been separately stated on the statements of operations.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
(in thousands; unaudited)
Cost of services	10	79	43	256
Research and development	20	184	91	564
Sales and marketing	18	142	77	461
General and administrative	14	110	60	358

Total	62	515	271	1,639

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

Reduction in Intangibles Due to Impairment

Long-lived assets and intangibles, including goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On an annual basis, the estimated future net cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management’s best estimates, using appropriate assumptions and projections at the time. During the quarter ended July 31, 2001, we recorded a charge of $193.4 million to reflect the impairment of goodwill related to our investment in Solution42. Goodwill was further reduced in fiscal 2002 and as of January 31, 2002 there was no remaining balance in goodwill.

Restructuring Costs

In fiscal 2002, our Board of Directors approved two plans to reduce our cost structure. The plans were a combination of a reduction in workforce, consolidations of facilities and asset write-offs. As a result of the first restructuring plan, we incurred charges of $41.3 million in the period ended July 31, 2001. We incurred further restructuring charges related to our second plan in the third and fourth quarters of fiscal 2002. The estimated costs of abandoning leased facilities, including estimated costs to sublease were determined through assessment of market information trend analyses.

In July 2002, our Board of Directors approved and we began implementation of a third plan to effect a change in our operations and cost structure to more fully align with our revised business strategy requiring a greater focus on the needs of Tier 1 telecommunications service providers. The plan includes a reduction in workforce of approximately 250 employees, facilities reductions and asset write-offs. We recorded restructuring charges of $6.1 million and $30.7 million for the quarters ended July 31, 2002 and October 31, 2002, respectively. The restructuring charges included approximately $6.2 million of severance related amounts, $17.4 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, and $11.6 million in asset write-offs. Additionally, we had integrated certain functionality of third-party software into our product. Due to the restructuring, we re-assessed our need for the software and abandoned it due to the elimination of related resources. We took an additional $1.4 million charge in the quarter ended October 31, 2002 which has been included in the amortization and impairment of purchased developed technology and licenses in the Condensed Consolidated Statements of Operations. We plan to continue to make changes in our business and strategy to address changes in our target markets and the overall economy and to implement additional cost reduction and efficiency programs.

Impairment of Assets

During the quarter ended October 31, 2002, we recorded charges of $1.5 million in impairment of assets related to computer equipment and software that were disposed of.

Write-down of Impaired Investments

We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $1.5 million, net of allowance of $0.5 million, as of October 31, 2002 and 2001. The investments are accounted for using the cost method as we do not have the ability to exercise significant influence over the operations of these companies and our investment is less than 20% of the outstanding voting shares in each entity.

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

Provision for Income Taxes

Our provision for income taxes totaled $0.8 million and $2.3 million in the three and nine months ended October 31, 2002, primarily as a result of foreign withholding taxes on revenue and tax on earnings generated from our foreign operations. Although the Company recorded a net loss of $40.6 million and $69.6 million for the three and nine months ended October 31, 2002, the foreign operations were profitable for tax purposes primarily due to the intercompany charge back arrangements necessary under the local tax laws.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (including restricted investments of $17.5 million) totaled $75.7 million at October 31, 2002, compared to $128.9 million at January 31, 2002.

During the nine months ended October 31, 2002, we used $12.2 million in cash as related to our restructuring plans. The total future cash outlay, for our restructuring plans, is currently estimated to be approximately $45.5 million that includes severance related costs as well as lease liabilities related to the consolidation of facilities and is expected to be funded by available cash. Of the $45.5 million, lease payments for impacted facilities, net of expected sublease income, are expected to be $40.9 million through June 2006. As of October 31, 2002, the current portion of accrued restructuring costs consists of $16.1 million in lease payments for impacted facilities, net of expected sublease income, $2.7 million in severance and $1.7 million in other restructuring related liabilities. Of the current portion of net lease payments of $16.1 million approximately $6.5 million will be paid in the fourth quarter of fiscal year 2003 and $3.2 million will be paid for each of the first three quarters of fiscal year 2004. Actual future cash requirements may differ materially from the accrual at October 31, 2002, particularly if actual sublease income is significantly different from current estimates or if the company is successful in its efforts to renegotiate its facility leases. The foregoing constitutes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements for the reasons described below under the caption “Risks Associated With Portal’s Business And Future Operating Results.”

Net cash provided by investing activities was $38.7 million for the nine months ended October 31, 2002, a decrease of $1.1 million from the $39.8 million provided in the nine months ended October 31, 2001. Net cash provided by investing activities in the nine months ended October 31, 2002 was primarily comprised of the maturities of short-term investments. During the nine months ended October 31, 2002, we also purchased computer equipment and software, made leasehold improvements and purchased other capital equipment amounting to approximately $5.1 million, primarily to support our ongoing operations and information systems.

During the nine months ended October 31, 2002 and 2001, we raised an additional $1.5 million and $7.4 million from sales of common stock issued from our employee stock purchase plans and upon the exercise of stock options by employees, net of repurchases.

In November 2000, we acquired Solution42. The liabilities assumed as part of the acquisition include four mortgages for two facilities located in Germany. Two of the mortgages accrue interest at 4.45% per annum. Principal and interest are due in December 2010 and June 2011 on these two mortgages. As of October 31, 2002, the balances due on these loans were $0.6 million each. The other two mortgages accrue interest at 5.10% and 4.88% per annum. Principal and interest payments are made on a monthly basis. These two mortgages are due in October 2015 and November 2024. As of October 31, 2002, the balances due were $0.2 million each.

In the normal course of business, we entered into leases for new or expanded facilities in both domestic and international locations. These leases are for terms expiring September 2002 through March 2021. In connection with our facility leases, we issued five letters of credit in lieu of a security deposit for the facilities (see Note 1 in Notes to Unaudited Condensed Consolidated Financial Statements). Subsequent to the quarter ended October 31, 2002, we negotiated the termination of some of our leases, the effects of which have been reflected in the restructuring accrual as of October 31, 2002. Under all our facilities lease agreements, including the newly negotiated agreements and net of sublease income of $3.9 million, we are obligated to make payments of approximately $16.7 million, $11.7 million, $11.8 million, $11.6 million and $10.7 million in the years ending January 31, 2003, 2004, 2005, 2006 and 2007, respectively and a total of $63.2 million thereafter until expiration of the leases.

Due to the restructuring activities that occurred during fiscal 2002, several facilities were vacated or partially vacated. Some of these facilities have been subleased. We are also attempting to sublease additional surplus facilities, in various locations, comprising a total of approximately 210,000 square feet. We are currently in the process of vacating additional facilities and attempting to negotiate cancellations of leases or rent reductions wherever possible.

The following table summarizes our contractual obligations, including related interest charges and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal years. Of the $125.8 million in non-cancelable operating leases, net of sublease income, $40.9 million has been included in accrued restructuring expenses as of October 31, 2002. In the less than one year category, $16.1 million of the non-cancelable leases has been accrued for in the current portion of restructuring expenses as of October 31, 2002.

(in thousands; unaudited):	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term notes payable	$2,362	$24	$191	$191	$1,956
Capital lease obligations	230	85	145	—	—
Non-cancelable operating leases, net of sublease income	125,762	16,665	23,549	22,314	63,234

	$128,354	$16,774	$23,885	$22,505	$65,190

The following table summarizes our other commitments as of October 31, 2002 and the effect such commitments could have on our liquidity and cash flows in future periods if the letters of credit or the guarantees were drawn upon. Restricted investments represent the collateral for these commitments.

(in thousands; unaudited):	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Letters of credit	$12,830	$—	$255	$—	$12,575
Guarantees	1,528	1,528	—	—	—

	$14,358	$1,528	$255	$—	$12,575

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, our ability to sublease surplus facilities and other factors. We plan to continue to manage our quarterly operating costs such that operating cash break-even, or better, results are maintained in the future. Although we believe that our current cash balances and cash generated from operations will be sufficient to fund our operations for at least the next 12 months, we may require additional financing within this time frame. We may seek financing at any time that we determine market conditions are favorable. Additional funding, if needed, may cause dilution to our stockholders or the incurrence of debt and such funding may not be available on terms acceptable to us, or at all.

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

This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, and all of which are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this section entitled “Risks Associated With Portal’s Business and Future Operating Results” and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OUR REVENUES WILL BE ADVERSELY AFFECTED AS A RESULT OF ECONOMIC CONDITIONS AFFECTING OUR TARGET MARKETS

We primarily market our products and services to providers of communications and content services. The substantial number of business failures and the decline in the market value of “dot-com” and other technology companies in the past few years has made it more difficult for emerging communication and electronic content companies to obtain financing for their operations. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Communications and content companies have continued to reduce or defer their purchases of software and related products and the introduction of many new communication services has been delayed or cancelled. Cancellations of existing or planned services also adversely impact potential professional service, maintenance and support revenues. Any general decrease by our customers and potential customers in their rate of software and network investments results in a significant decrease in our revenues and operating income. These trends in technology and software spending dramatically hurt our business in fiscal year 2002 and the first nine months of fiscal 2003 and will continue to seriously harm our business until conditions improve.

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

WE EXPECT TO INCUR ADDITIONAL LOSSES AND CANNOT BE CERTAIN THAT WE WILL BE PROFITABLE

In order to be profitable, we must increase our revenues or further reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues for profitability in any future period. Moreover, we have already significantly reduced our expenses through a series of restructurings and there may be a limit to our ability to further reduce expenses without significantly damaging our operations. We incurred net losses of approximately $395.5 million, $2.3 million and $7.6 million for fiscal years 2002, 2001 and 2000, respectively. We expect to experience a net loss for the fourth quarter and fiscal year ending January 31, 2003. We recorded substantial restructuring charges in fiscal year 2002 and in the quarters ended July 31, 2002 and October 31, 2002 in connection with a reduction in force and other expense reduction efforts initiated during the year.

If we do not generate increased revenues from sales of our products or reduce expenses, we will not be profitable. The decrease in capital expenditures by communications companies as well as the general economic slowdown has adversely affected our revenues and will make it difficult to increase revenues until spending in our target markets increases. We also expect that we will face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we have experienced and may continue to experience price competition that would lower our gross margins and our profitability. Another factor that would lower our gross margins is any increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins than our license revenues. Failure to achieve the desired reductions in our expenses will further increase our losses. We cannot be certain that we will again achieve operating or net profitability on a quarterly or annual basis.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS AND WE MAY FAIL TO MEET EXPECTATIONS

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. For example, we achieved profitability in each of the first three quarters of fiscal year 2001 and have reported net losses in each of the last eight quarters. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. For example, the market value of our stock decreased significantly after the release of our financial results for the quarters ended October 31, 2000 and April 30, 2001. Factors that could cause quarterly fluctuations include:

•	variations in demand for our products and services, including decreases caused by reductions in technology spending within our target markets;

•	the timing and execution of individual contracts, particularly large contracts that would materially affect our operating results in a given quarter;

•	the timing of sales of our products and services;

•	our ability to develop and attain market acceptance of enhancements to Infranet and new products and services;

•	market acceptance of new communications services that our products are intended to support;

•	delays in introducing new products and services;

•	new product introductions by our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	announcements of new versions of our products that cause customers to postpone purchases of our current products;

•	the mix of products and services sold;

•	the mix of sales channels through which our products and services are sold;

•	the mix of domestic and international sales;

•	costs related to acquisitions of technologies or businesses;

•	the timing of releases of new versions of third-party software and hardware products that work with our products;

•
our ability to attract, integrate, train, retain and motivate a substantial number of sales and marketing, research and development, technical support and other management personnel with the needed competencies;

•	our ability to sublease our excess real estate or renegotiate our leases

•	global economic conditions generally, as well as those specific to providers of communications and content services.

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

While a portion of our revenues each quarter is recognized from deferred revenue relating to previously signed contracts, our quarterly performance will depend primarily upon entering into new contracts to generate revenues for that quarter. We may not be successful in entering into contracts with new or existing customers. New contracts that we enter into may not result in revenue in the quarter in which the contract is signed and we may not be able to predict accurately when revenues from these contracts will be recognized.

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

A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, America Online accounted for more than 10% of our total revenues during each of the quarters of fiscal year 2002. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. Our total revenues could also be adversely affected if revenues from a significant customer in one period are not replaced with revenues from that customer or other customers in subsequent periods. For example, America Online did not account for 10% or more of our total revenues in the first three quarters of fiscal year 2003 because they have completed payment of the license fees for their initial order. In order to be successful, we will have to replace these revenues. The communication and content industries we have targeted are consolidating, which could reduce the number of potential customers available to us. In addition, several large telecommunications companies have significantly decreased their capital spending and have additional plans to further reduce spending, which has reduced orders of our products and may continue to do so. Moreover, many of our customers may have purchased sufficient quantities of our products to satisfy their current or anticipated requirements. For all of these reasons our business could suffer in the future.

IT IS DIFFICULT TO PREDICT THE TIMING OF INDIVIDUAL ORDERS BECAUSE INFRANET HAS A LONG AND VARIABLE SALES CYCLE

To date, the sales cycle for Infranet generally has been three to nine months or more. Sales cycles have recently lengthened as the competitive environment has become more intense, the financial position of our potential customers has weakened and price discounting has further delayed customer decision processes, as there is less business available from telecommunications companies. The long sales and implementation cycles for Infranet may cause license revenues and operating results to vary significantly from period to period. Furthermore, the revenues derived from a sale may not be recognized immediately and could be spread over an extended period. Along with systems integrators and our other distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of Infranet. Even after purchase, our customers tend to deploy Infranet slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy Infranet.

THE MARKETS IN WHICH WE SELL OUR PRODUCT ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

We compete in markets that are intensely competitive and rapidly changing. We face competition from providers of customer management and billing software, such as Amdocs Ltd., Convergys Corporation, CSG Systems International, Inc. and ADC Telecommunications Inc. We also compete with systems integrators and with internal information technology departments of larger communications providers. Many of our current and future competitors have significantly more personnel and greater financial, technical, marketing and other resources than we have. We are aware of other companies that are focusing significant resources on developing and marketing products and services that will compete with us. Furthermore, in recent years a number of our competitors have been acquired by companies larger than us who have sought to expand their CM&B solutions capabilities. The failure of Portal to develop and market products and services that compete successfully with those of other suppliers in the market would harm our business. Portal anticipates that the market for its products and services will remain intensely competitive.

Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Also, current and potential competitors have greater name recognition and more extensive customer bases that they can use to compete more effectively. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could harm our business. Intense competition has recently been exemplified by deep price discounting by our competitors that has resulted in a lengthening of our sales cycles and may threaten our ability to close forecasted business. Additionally, the financial strength of Portal or a competitor is becoming a factor in potential customers’ decisions.

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

OUR BUSINESS DEPENDS ON THE COMMERCIAL ACCEPTANCE OF OUR PRODUCTS AND IT IS UNCERTAIN TO WHAT EXTENT THE MARKET WILL ACCEPT THEM

Our future growth depends on the commercial success of our Infranet family of products. Substantially all of our license fees revenues are derived from our Infranet product family. Our business will be harmed if our target customers do not adopt and purchase Infranet. Prospective customers may base their purchasing decisions on a vendor’s ability to support their customer management and billing needs for both their new services and their other existing service offerings, such as fixed wire or mobile voice telephony or cable television. Our ability to address these current and future service requirements with our current version of Infranet and planned future enhancements may affect the market acceptance of Infranet by prospective customers who desire an integrated customer management and billing solution for their different services. Our future financial performance will also depend on the successful development, introduction and customer acceptance of new and enhanced versions of our products. We are not certain that our target customers will widely adopt and deploy Infranet as their customer management and billing solution. In the future we may not be successful in marketing Infranet or any new or enhanced products or services. Our future revenues will also depend on our customers licensing software for additional applications or for additional subscribers. Their failure to do so could harm our business.

Our customers deploy Infranet across a variety of computer hardware platforms and integrate it with a number of legacy systems, third-party software applications and programming tools. Customers frequently use our professional services, third party system integrators or their own internal information technology organizations, or a combination thereof. Our ability to generate and increase our professional services revenues will depend in large part on the number of new license transactions and on our ability to gain a significant portion of the services associated with the implementation of Infranet-related projects. We are not certain that our target customers will widely adopt and use our professional services. In the future we may not be successful in marketing our services our failure to do so could harm our business.

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

We must periodically change our office facilities in various locations as the number of existing and projected employees changes for those locations or as existing leases expire. Securing and building out facilities takes significant lead-time. Furthermore, because of the need to satisfy projected future expansion, the amount of space we have leased is generally more than the amount currently required. Our significant office leases have terms of between 5 and 20 years. As a result, we frequently sublease the portions of leased facilities that we have leased to meet our future expansion plans but do not currently need. In addition, our reductions in our workforce undertaken over the past year have substantially reduced our facilities requirements in several locations. As a result, we are attempting to sublease the facilities that we have previously leased but do not currently need or to negotiate reductions in our rent obligations relating to those facilities or cancellations of the applicable leases. We have leased approximately 235,870 square feet and 38,140 square feet for our regional headquarters facilities in Cupertino, California and Slough, United Kingdom, respectively, for terms of ten and twenty years, respectively. The amounts leased exceed our current requirements and we plan to sublease a majority of the facilities for a substantial portion, if not the entire balance, of the lease term. There is currently a large amount of vacant commercial real estate in the San Francisco Bay Area and in other locations where we have facilities. Moreover, currently prevailing rental rates in many locations are significantly lower than those that we are obligated to pay under the leases. We may therefore continue to encounter significant difficulties or delays in subleasing our surplus space and may not be able to sublease it for rents equal to those that we are obligated to pay. In connection with our restructuring plan adopted in July 2002, we have vacated additional facilities in the United States and in other locations.

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

OUR BUSINESS WILL SUFFER DRAMATICALLY IF WE FAIL TO SUCCESSFULLY PLAN AND MANAGE CHANGES IN THE SIZE OF OUR OPERATIONS

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We have experienced rapid changes in our number of employees in recent years. On October 31, 2002, we had 645 employees compared to 1,128 employees on October 31, 2001 and 1,515 employees on January 31, 2001. These changes have placed, and our anticipated future operations will continue to place, a significant strain on our management resources and our ability to train and allocate sufficient personnel resources to achieve our many objectives. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures and will need to continue to recruit, train and manage our worldwide work force. We expect that we will have to change our facilities in certain locations and we may face difficulties and significant expenses identifying and moving into suitable office space and subleasing or assigning any surplus space.

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

OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MUCH MORE SUSCEPTIBLE TO RISKS FROM INTERNATIONAL OPERATIONS

For the nine months ended October 31, 2002 and 2001, we derived approximately 66% and 46% of our revenue, respectively, from sales outside North America. As a result, we face risks from doing business on an international basis, including, among others:

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

Historically, we have typically denominated nearly all of our international license revenues in U.S. dollars. Because our foreign denominated revenues have been minimal, we have not engaged in currency hedging activities. Commencing in fiscal year 2003, we denominated a larger number of international transactions in euros and certain other currencies (see also “Impact of Foreign Currency Rate Changes” in Item 3 below). In such event, we will face greater exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. In order to reduce the effect of foreign currency fluctuations, we may hedge our exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. Failure to effectively hedge foreign currency fluctuations would adversely affect our financial results.

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

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL

Despite overall reductions in our total headcount, we will continue to hire sales, support, marketing, administrative and research and development personnel during the remainder of fiscal 2003 and beyond. Competition for these individuals is intense and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot succeed if we cannot attract qualified personnel. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel in general.

ACQUISITIONS OF ADDITIONAL COMPANIES OR TECHNOLOGIES MAY RESULT IN FURTHER DISRUPTIONS TO OUR BUSINESS AND MANAGEMENT DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL AND OPERATIONS

We may make additional acquisitions or investments in other companies, products or technologies. If we make any acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND WILL CONTINUE TO BE VOLATILE

The trading price of our common stock has fluctuated significantly in the past and will continue to fluctuate in the future. For example the price of our common stock through October 31, 2002 has fluctuated between $83.93 and $0.21 per share. Future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

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

IF THE MARKET FOR OUR PRODUCTS DOES NOT IMPROVE, WE MAY BE FORCED TO INCUR RESTRUCTURING CHARGES IN ADDITION TO THE $71 MILLION CHARGE, THE $6.1 MILLION CHARGE AND THE $32.1 MILLION CHARGE WE INCURRED IN THE FISCAL YEAR ENDED JANUARY 31, 2002, THE QUARTER ENDED JULY 31, 2002 AND THE QUARTER ENDED OCTOBER 31, 2002, RESPECTIVELY

During the fiscal year ended January 31, 2002 and the quarters ended July 31, 2002 and October 31, 2002 we incurred charges of $71.0 million, $6.1 million and $32.1 million, respectively, in connection with restructuring plans implemented to reduce our cost structure. These restructuring plans were implemented in response to the continued global deferral of capital expenditures by telecommunications companies, as well as the general downturn in the economy. If the deterioration in the telecommunications and Internet industries continues and capital expenditures continue to be deferred or our business otherwise continues to suffer, we may implement additional restructuring plans to further reduce our cost structure and incur additional restructuring charges. Any additional restructuring charges would have a material adverse effect on our financial results.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS, STOCKHOLDER RIGHTS PLAN AND IN DELAWARE LAW COULD PREVENT OR DELAY A CHANGE IN CONTROL AND, AS A RESULT, NEGATIVELY IMPACT OUR STOCKHOLDERS.

We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have adopted a stockholder rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a potential acquirer, who attempts to acquire us on terms not approved by our board of directors. This could prevent us from being acquired or reduce the price paid by any potential acquirer. In addition, our certificate of incorporation grants the board of directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock that could have a material adverse effect on the market value of our common stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. This section provides that except in certain limited circumstances a corporation shall not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change of control of Portal.

WE RECEIVED A LETTER FROM NASDAQ STATING THAT IF WE ARE UNABLE TO COMPLY WITH THE MINIMUM BID PRICE OF $1.00, OUR COMMON STOCK WILL BE DELISTED

We received a letter dated August 6, 2002, from the staff of the Nasdaq Stock Market, or Nasdaq, which notified us that the bid price for our common stock had been below $1.00 per share for a period of thirty consecutive days. Nasdaq advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain the listing of our common stock on the Nasdaq National Market. Because we were unable to demonstrate compliance with the minimum bid requirement for ten consecutive days on or before November 4, 2002, Nasdaq provided us with written notification, on November 6, 2002, that our common stock would be de-listed. We requested and were granted an oral hearing with a Nasdaq Listing Qualification Panel to appeal the staff’s decision. De-listing has been stayed pending our hearing on December 19, 2002. We cannot assure you that our appeal of Nasdaq’s determination will be successful. In the alternative, we may apply to transfer our securities to the Nasdaq Small Cap Market. If we applied for transfer to the Small Cap Market and the transfer application was approved, we would have a 180 day grace period from meeting the Nasdaq Small Cap listing requirements and will be eligible for an additional 180 day grace period if we meet the initial listing requirements for the Nasdaq Small Cap Market. We intend to pursue all available options to meet the Nasdaq listing requirements. If our common stock is de-listed from the Nasdaq National Market, sales of our common stock would likely be conducted on the Small Cap Market or in the over-the-counter market, the “pink sheets,” or potentially on regional exchanges. This may have a negative impact on the liquidity and price of our common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock. See Item 5 below.

FINANCIAL DIFFICULTIES OF COMPANIES WE HAVE INVESTED IN COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We have made investments in several companies and may make investments in others in the future. If at any time our investment in a company were deemed impaired, we may be required to reduce the book value of that investment, which would in turn reduce our earnings in that period. Such investments could be deemed impaired, for example, if the financial condition of those companies deteriorates. As of October 31, 2002 and 2001, respectively, we had approximately $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) invested in other companies. During fiscal 2002, we recorded a write-down of $4.0 million related to other than temporary impairment of these investments. Because the financial condition of these companies is outside our control, we cannot predict if, or when, we would be required to reduce the value of such investments.

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

The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for Portals’ investment portfolios as of October 31, 2002. This table does not include cash because cash is not subject to market risk. It also does not include long-term investments as they are held to maturity. Therefore, near-term changes in market rates will not result in losses. (In thousands, except weighted average yields):

	Maturing Within 1 Year	Maturing Within 2 Years	Thereafter	Total
Cash Equivalents	$11,214	$—	$—	$11,214
Weighted Average Yield	1.80%	—	—	1.80%
Investments	22,157	11,931	—	34,088
Weighted Average Yield	2.44%	2.15%	—	2.34%

Total Portfolio	$33,371	$11,931	$—	$45,302

Weighted Average Yield	2.22%	2.15%	—	2.20%

Impact of Foreign Currency Rate Changes

Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact, though generally immaterial, on our results. Historically, our exposure to currency exchange fluctuation risk has been insignificant primarily due to the denomination of nearly all of our sales transactions in U.S. dollars. Beginning in fiscal year 2003, we started to denominate certain sales transactions in foreign currencies that have increased our exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations.

In order to reduce the effect of foreign currency fluctuations, we may hedge our exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. The success of such activity will depend upon the estimation of future transactions denominated in various currencies. To the extent that these estimates are overstated or understated during periods of currency volatility, we could experience unanticipated currency gains or losses. To date, we have not engaged in foreign currency hedging.

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

ITEM 4.     CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this quarterly report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 5.     OTHER MATTERS

Requirements for Continued Listing on the Nasdaq National Market

Our common stock must gain and then maintain a minimum bid price of $1.00 per share in order to remain eligible for continued listing on the Nasdaq National Market. We received a letter dated August 6, 2002, from the staff of Nasdaq that notified us that the bid price for our common stock had been below $1.00 per share for a period of thirty consecutive days. Nasdaq advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement for at least ten consecutive trading days in order to maintain listing on the Nasdaq National Market.

We were unable to comply with the minimum bid requirement before November 4, 2002 and Nasdaq provided us with written notification, on November 6, 2002, that our common stock would be de-listed. We requested and were granted an oral hearing with a Nasdaq Listing Qualification Panel to appeal Nasdaq’s decision. De-listing has been stayed pending our hearing on December 19, 2002. We cannot assure you that our appeal of Nasdaq’s determination will be successful. In the alternative, we may apply to transfer our securities to the Nasdaq Small Cap Market. If we applied for transfer to the Small Cap Market and the transfer application was approved, we would have a 180 day grace period from meeting the Nasdaq Small Cap listing requirements and would be eligible for an additional 180 day grace period if we meet the initial listing requirements for the Nasdaq Small Cap Market. We intend to pursue all available options to meet the Nasdaq listing requirements.

In addition to the $1.00 minimum bid price per share requirement described above, we must also comply with the other quantitative and qualitative requirements set forth in the Nasdaq National Market Listing Requirements in order to maintain the listing of our common stock on the Nasdaq National Market. In particular, companies currently included in the Nasdaq National Market must meet each of the following standards:

1.	At least $10,000,000 in stockholders’ equity;
2.	a public float of at least 750,000 shares;
3.	a market value of public float of at least $5,000,000;
4.	a minimum bid price of $1 per share;
5.	at least 400 round lot shareholders;
6.	at least two market makers; and
7.	compliance with Nasdaq corporate governance rules.

In the event we are unable to satisfy the requirements for continued listing on the Nasdaq National Market, we may not be able to satisfy the requirements for listing on the Nasdaq Small Cap Market on an ongoing basis. The requirements for continued listing on the Nasdaq Small Cap Market are listed below:

1.	either (a) at least $2,500,000 in stockholders’ equity, (b) net income in two of the last three years of at least $500,000, or (c) a market capitalization of at least $35,000,000;
2.	a public float of at least 500,000 shares;
3.	a market value of public float of at least $1,000,000;
4.	a minimum bid price of $1.00 per share;
5.	at least two market makers;
6.	at least 300 round lot shareholders; and
7.	compliance with Nasdaq corporate governance rules.

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

We also believe that the current per share price level of our common stock has reduced the effective marketability of our shares of common stock because of the reluctance of many leading brokerage firms to recommend low-priced stock to their clients. Certain investors view low-priced stock as speculative and unattractive. In addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock. Such policies and practices pertain to the payment of brokers’ commissions and to time-consuming procedures that make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

In addition, if our common stock is not listed on the Nasdaq National Market and the trading price of our common stock were to remain below $1.00 per share, trading in our common stock would also be subject to certain rules under the Exchange Act which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, a non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). In such event, the additional burdens imposed upon broker-

dealers to effect transactions in our common stock could make the handling of common stock less attractive, further limiting the market liquidity of our common stock and the ability of investors to trade our common stock.

In addition, because brokerage commissions on low-priced stock generally represent a higher percentage of the stock price than commissions on higher-priced stock, the current share price of the common stock can result in individual stockholders paying transaction costs (commissions, markups or markdowns) that represent a higher percentage of their total share value than would be the case if the share price were higher. This factor also may limit the willingness of institutions and other investors to purchase our common stock at its current low share price.

If our common stock is de-listed from the Nasdaq National Market, we may not qualify for listing on the Nasdaq Small Cap Market. In such an event, sales of our common stock would likely be conducted only in the over-the-counter market, the “pink sheets,” or potentially on regional exchanges. This may have a negative impact on the liquidity and price of our common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock. Furthermore, if our common stock is not listed on the Nasdaq National Market, we will not be eligible for certain exemptions from the various state securities or “blue sky” laws, which would make it more difficult and expensive for us to raise capital through issuances of securities.

Submission of Matters to a Vote of the Security Holders

A notice of a matter to be submitted to a vote by a shareholder at the 2002 meeting must be received a “reasonable time” before the Company mails its proxy materials for that year in order for the matter to be deemed timely.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	Severance Agreement and General Release of all Claims dated November 11, 2002 between Michael Regan and Portal Software, Inc.

99.1	Periodic Report Certification of the Chief Executive Officer and Chief Financial Officer

(b)    Reports on Form 8-K:

On August 20, 2002, Portal filed a report on Form 8-K which disclosed that on August 16, 2002, Portal’s Board of Directors adopted a Stockholder Rights Plan designed to deter coercive takeover tactics.

On November 14, 2002, Portal filed a report on Form 8-K which disclosed that on November 6, Nasdaq provided us with written notification that our common stock would be de-listed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 16, 2002	PORTAL SOFTWARE, INC.

	By:	/s/ HOWARD A. BAIN III
Howard A. Bain III Chief Financial Officer (On behalf of the Registrant and as the Principal Financial Officer)

CERTIFICATIONS

I, John E. Little, Chief Executive Officer of Portal Software, Inc., hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Portal Software, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 16, 2002	By:	/s/ JOHN E. LITTLE
John E. Little Chief Executive Officer

I, Howard A. Bain III, Chief Financial Officer of Portal Software, Inc., hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Portal Software, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me us others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and
c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 16, 2002	By:	/s/ HOWARD A. BAIN III
Howard A. Bain III Chief Financial Officer