Form 10-K
period 2003-01-31
PORTAL SOFTWARE INC
filed 2003-05-01
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

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

Common Stock, $0.001 par value

Rights to Purchase Series A Junior Participating Preferred Stock

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on July 31, 2002 as reported on the Nasdaq National Market System, was approximately $52,462,000. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2003, Registrant had outstanding 178,658,661 shares of common stock.

PORTAL SOFTWARE, INC.

FORM 10-K

FISCAL YEAR 2003

PART I

ITEM 1.    BUSINESS

General Information

This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates, projections, beliefs and assumptions about our industry, our company, our business and prospects. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risks Associated With Our Business and Future Operating Results”; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Business Overview

Portal develops, markets and supports billing and customer management solutions for communications and content service providers. Our products and services are used by communications providers to support voice, data, video and content services across wireless, wireline, cable and satellite networks. Our product-centric, convergent Infranet® platform enables our customers to rapidly define, deploy and bill for services with flexible business models. Infranet enables the real time provisioning and reporting of services, including such functions as account creation, user authentication and authorization, activity tracking, pricing and rating, billing and customer service, including self-service, all on a scale of up to tens of millions of users. Service offerings supported by Infranet include wireless services; cable and satellite services; broadband and Internet services, such as DSL; and next generation services, such as unified messaging, gaming, electronic content delivery and mobile commerce. Infranet is the foundation for our comprehensive product-centric solutions. It is a standard software platform built on an open architecture that can be easily integrated with other business system components. While Infranet is designed to meet the needs of next generation communications markets and services, it can be enhanced with a full suite of prebuilt modules for specific industry segments, including wireless, wireline, cable, ISP and Internet telephony. Portal believes that this product-based solution provides customers with significant time to market advantages as well as superior total cost of ongoing operations. Our customers range from emerging small companies offering innovative services to a small number of subscribers to large global telecommunications carriers with millions of subscribers.

Industry Background

The communications industry is dramatically changing due to rapid advancements in Internet, broadband and wireless technologies and an increasingly competitive and uncertain business environment. Wireless devices transmit voice and text messages between users around the globe. Satellite networks broadcast television and Internet access to previously unreachable geographies. Broadband providers deliver videoconferencing to enterprises wanting to keep key personnel close to home. Today, voice, data, commerce and content are flowing simultaneously over multiple networks, giving users access to the most relevant services and content on the most appropriate device. As many network-based services become more mature or commoditized, the providers of these services are focusing on developing premium and value added services in order to increase revenue from their customers. To differentiate themselves and create new revenue opportunities, service providers are experimenting with a multitude of new services, price plans and business models. To do this quickly and efficiently, they need a fully convergent business system, such as Infranet, that is easy to modify and maintain, is technology independent and can scale to support millions of customers. Furthermore, service providers must increasingly seek to reduce their operating expenses, including the costs of implementing and operating their systems and services.

The traditional customer management and billing (“CM&B”) systems of communications companies were typically designed and built to service one particular type and size of service provider—such as a large, traditional national or regional carrier, or a small competitive cellular telephone provider—and to interface with and process data from the specific equipment and technologies used in a single network or for a particular service, such as circuit switched wireline telephone, cellular telephones or cable television networks. These traditional highly customized CM&B solutions can generally be characterized as (1) inflexible, (2) proprietary and (3) difficult to evolve to meet the complex requirements of providers of new wireless and Internet-based services. As a result, such CM&B solutions are often not able to address one of the most fundamental requirements facing providers of communication and content services: minimizing the time to market for new products and services. Moreover, because such traditional systems have generally been highly customized, their support costs are high and changes to increase the functionality or features of the system or to introduce new services typically require extensive programming using either internal or external professional services, resulting in additional ongoing expenses, significant time delays and therefore a very high total cost of ownership.

The Portal Strategy

Our strategy is to establish ourselves as providing the most flexible, scalable and cost-effective solutions for communication and content service providers. Key elements of this solutions strategy are:

All Portal Solutions are Based on the Same Extensible Software Platform.    Portal has focused on the development of an integrated, off-the-shelf software platform that can address the rapidly changing, highly flexible and complex requirements of evolving communications networks and service offerings and can provide a superior total cost of ownership. Our extensible platform provides a framework for integration with a wide variety of other business systems and a foundation for the development of market-specific solutions. Although there are unique aspects to every service, most share the same underlying business infrastructure requirements, such as transactional security, financial security and ability to be rapidly deployed. Rather than provide a highly customized solution to every customer, our platform strategy enables Portal to provide every customer with the same basic product, which, in contrast to customized “one off ” solutions, creates a future support and upgrade path to all its customers. Moreover, this approach enables Portal to translate its experience across a wide variety of markets and leverage its research and development efforts into improvements to the platform that can in turn benefit a broad range of our existing and potential customers. To meet the unique requirements of specific markets and industries, our platform has been designed to enable Portal and its partners to develop specific solutions that integrate with the core platform to address those unique and evolving requirements. For example, there are modules for our Infranet platform specifically designed for providers of wireless voice and data services, Internet telephony and cable broadband, to name a few. Portal believes that this approach facilitates the rapid development and deployment of unique solutions to address new services without the need for Portal, its system integration partners or customers to build an entirely new infrastructure to support each service.

Leverage Partnerships and Alliances with Systems Integrators and with Platform, Software and Network Equipment Providers.    Portal has established a series of partnerships and alliances with systems integrators, such as Accenture, Cap Gemini Ernst & Young, BearingPoint and Deloitte Consulting, and platform, software and services providers, such as Cisco, Hewlett-Packard, IBM, Microsoft, Nokia, Oracle, SAP, Siebel, Siemens, Sun Microsystems, and others. Portal works with these industry leading partners to offer customers an extensive set of complete market-specific solutions using third-party components and technology that perform complementary functions such as taxation or payment processing. In addition, more than 4,000 system integrator professionals have been trained to implement Infranet and integrate Infranet with customers’ existing legacy systems. These partners and alliances also provide a global extension of Portal’s direct sales force and are a significant source of leads and referrals.

Grow with Customers and the Markets.    While initial sales to customers are often significant, Portal’s strategy is to maximize its available opportunities for long-term revenue growth by targeting service providers it believes have excellent growth potential and building long-term relationships by continuously providing solutions which will require additional software licenses and professional services. Portal’s subsequent revenue growth can then occur through the addition of subscribers, additional Infranet modules, additional sales for other users by or to other divisions of an existing customer, performance of a wide variety of professional services as well as maintenance and support agreements. In turn, Portal intends to continue to evolve and refine its business to track the growth of evolving communication and content services, so that as these services proliferate, Portal’s market and growth opportunities can also increase.

Infranet Software Platform

Portal’s core product, Infranet, is specifically designed to meet the complex, mission-critical provisioning, accounting, reporting and marketing needs of providers of a wide range of communication and content services. Portal’s Infranet software is an integrated extensible platform that enables service providers to swiftly define, price, and bill for an any number of convergent services. Because Infranet can be deployed in a modular fashion, it enables co-existence between legacy billing systems and new next generation services. In this way, enterprises can protect their existing technology investments while making a well-planned shift to Infranet to support new market critical services.

In fiscal 2003 Portal introduced the latest version of its product, Infranet 6.5, with significantly enhanced functionality and performance. Infranet 6.5 is the first fully convergent billing platform supporting the voice, data, video and content services requirements for multinational service providers. Infranet 6.5 supports a wide range of innovative billing options, including postpaid, prepaid, pre-billed and other models. The Infranet platform’s rating technology allows providers to choose either transactional real time or high-speed batch processing.

In addition to the basic Infranet platform, we offer a number of optional modules that extend the platform for specific customer needs. Such options include modules for supporting multiple databases, maintaining high availability and fault tolerance, managing multiple brands, and connecting to various standard enterprise applications and payment processing and tax packages.

We provide localized versions of Infranet in a number of languages, including English, traditional Chinese, simplified Chinese, French, German, Italian, Japanese, Korean, Brazilian Portuguese and Spanish.

Business Benefits

Infranet is designed to enable service providers to capture the business benefits of increased revenues, reduced costs of operations and improved customer service through its ability to enable providers to more effectively and efficiently manage customers and the rating and billing of services.

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

Reduced Ongoing Total Cost of Operations.    Infranet is designed to enable product-centric solutions that minimize the service provider’s software implementation, and ongoing maintenance and subscriber servicing costs. We believe that our Portal solutions provide Total Cost of Operations (“TCO”) advantages over competitive approaches, including custom solutions or product solutions which require significant ongoing customization to meet evolving customer requirements. The flexibility, functionality and extensibility of the Infranet platform enables service providers to cost-effectively add new functionality, integrate with other legacy applications or scale their operations without custom programming or extensive systems integration.

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

Infranet Technology

Portal’s software architecture consists of the Infranet platform, upon which market-specific functionality is layered using documented open application program interfaces. This approach, designed from the start to use object-oriented programming techniques, enables new processes and services to be readily incorporated, thus allowing an evolving multi-service model to be built without the need to change the underlying software foundations. Similarly, changes can be made in the object-based platform without affecting the market-specific functions. Portal designed Infranet to meet the critical functional requirements sought by service providers. These requirements include scalability, enterprise integration and interoperability, comprehensive functionality and ease of use, flexibility and improved time to market—all operating on a real time basis.

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

Enterprise Integration and Interoperability.    Infranet has been designed with documented, open APIs that allow Portal, its customers, partners and third-party software developers to integrate Infranet with existing applications and services requiring minimal effort and programming overhead. This capability enables new services to be deployed quickly and efficiently while maintaining smooth interoperability with pre-established services. For example, a telecommunications carrier might use Infranet to add Internet-related services, which then appear on a subscriber’s monthly telephone bill. Infranet runs on server operating systems from Hewlett-Packard, IBM, Microsoft and Sun Microsystems and utilizes database software from Microsoft and Oracle. Infranet also can be readily integrated with a variety of packaged software applications, such as help desk, accounting, taxation and payment systems.

Comprehensive Functionality and Ease of Use.    Portal has developed a comprehensive suite of pre-defined, ready-to-use customer management and billing functions, such as customer registration, business policies, pricing plans and payment methods. Portal also seeks to provide upgrades and enhancements to Infranet on a regular basis, with a strong emphasis on response to customer feedback. Infranet employs a simple, intuitive Windows-based user interface for efficient addition and deletion of services and functions, as well as a set of templates for Web-based capabilities such as subscriber registration, password changes and account balance inquiries. Infranet addresses the entire customer management and billing life cycle, from account creation to monitoring and pricing to back-end management and reporting.

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

Portal Services

Portal provides a comprehensive range of services to its customers. These services consist primarily of professional consulting and integration services, education and training, and customer service and support.

Professional Consulting and Integration Services

Portal offers a wide range of professional services to assist customers in the planning, implementation and use of the Portal solution to ensure they achieve the complete solution they desire. Portal consulting services are available to assist customers in introducing new services, designing complex price plans, software configuration, performance optimization, industry-specific enhancements, migration planning, upgrade assistance or other Infranet-related technical and business services. Portal also offers education and training services to customers and partners regarding use and implementation of its products. Portal professional services consultants are located in several cities in the United States and various countries outside the United States. Portal also works with systems integrator partners to provide jointly or separately a range of professional services around the world.

Customer Service and Support

Portal believes that a high level of customer service and support is critical to the successful sale and usage of its products. Portal provides support to its customers through maintenance and support agreements. Support includes assistance with technical problems related to the use of Portal’s software and software maintenance and upgrade releases when and if made available during the applicable support term. Portal generally provides its base level of customer support via an Internet-based customer management system and higher levels of support via telephone and on-site technical assistance. Portal provides customer technical support for its products primarily from its Cupertino, California headquarters and from its facilities in the United Kingdom and Hong Kong and increasingly from its operations based in Bangalore, India.

Pricing

Portal has structured the pricing of its products to accommodate its target customer segments, including large telecommunications companies, next-generation communications companies and e-services providers. Portal generally prices its software products on a per subscriber basis for a perpetual term, with customary volume discounts. However, products are also licensed based on other units of usage, such as the number or amount of revenue, call detail reports, or transactions processed using our products. Licenses may have a perpetual term or a fixed duration after which use of the software ceases or is renewed for a new term. Maintenance and support contracts are priced typically as a percentage of the associated license revenues. Professional services are typically provided on a time and materials basis or on a fixed price basis. Portal’s initial sales of licenses and associated services, maintenance and support generally range from several hundred thousand dollars to several million dollars. Portal plans to offer some or all of these products and services in a “bundled” price, such that a separate price would not be identified for the product and services components.

Sales and Marketing

Sales

Portal’s sales strategy is to pursue targeted accounts through a combination of a direct sales force and partners. Portal targets its sales efforts at communication and content service providers ranging from emerging growth companies to the largest telecommunications companies.

As of March 1, 2003, Portal maintained direct sales personnel across the United States and internationally in Australia, Canada, China, France, Germany, Italy, Japan, Malaysia, Mexico, Poland, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. This direct sales force is organized into individual account teams, which include both account executives and solutions specialists. These direct sales teams operate in conjunction with professional services teams assigned to the accounts, as well as with applicable marketing, legal and finance personnel. Portal generates leads from contacts made through marketing partners, seminars and conferences, its Web site, trade shows, customers and its ongoing public relations program.

Portal complements its direct sales force with a series of partnerships and alliances with systems integrators such as Accenture, Cap Gemini Ernst & Young, BearingPoint and Deloitte Consulting, and platform, software and services providers, such as Cisco, Hewlett-Packard, IBM, Microsoft, Nokia, Oracle, SAP, Siebel, Siemens and Sun Microsystems, and others. These partners provide a global extension of Portal’s direct sales force and are an additional source of leads and referrals. In a few cases these partners act as resellers, licensing Portal products for resale to end customers as part of the overall integration project or in conjunction with the licensing of their own products. Portal’s direct sales force works closely with its reseller partners.

Portal has derived, and anticipates continuing to derive, a significant portion of its revenues from customers that have significant relationships with Portal’s integrator and platform partners. Many of these partners also work with competing software companies and Portal’s success is affected by their willingness and ability to devote sufficient resources and efforts to marketing Portal’s products. Portal’s agreements with these parties typically are in the form of non-exclusive agreements that may be terminated by either party without cause or penalty and with limited notice. In some cases, the agreements permit the partner to resell Portal’s products or provide for the payment to the partner of a referral fee. There can be no assurance that Portal will be able to successfully maintain existing relationships or to establish relationships with additional partners, or that these partnerships will be successful.

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

In fiscal 2003 and 2001, no individual customer accounted for more than 10% of total revenues. In fiscal 2002, one customer, AOL Time Warner, accounted for 20% of total revenues.

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

In fiscal 2003, we opened a new development center in Bangalore, India. This center is staffed partially by direct Portal employees as well as personnel provided through APAR Infotech Corporation pursuant to an agreement with Portal. Portal plans to significantly increase the personnel at the Bangalore center during fiscal 2004 and to expand the scope of the operations conducted in India to include technical support and customer solutions services.

Portal’s research and development expenses totaled approximately $35.7 million, $58.8 million and $57.7 million for fiscal 2003, 2002 and 2001, respectively. As of February 28, 2003, approximately 116 employees were engaged in research and development activities.

Competition

We compete in markets that are intensely competitive and rapidly changing. Portal competes on the basis of performance, functionality, flexibility, scalability, extensibility, ease of integration and price. Portal believes it competes favorably with respect to those factors. Additionally, the financial strength of Portal or a competitor is one factor considered by many potential customers in their vendor selections. We face competition from providers of customer management and billing software, such as Amdocs Ltd., Convergys Corporation, CSG Systems International, Inc. and ADC Telecommunications Inc. We also compete with systems integrators and with internal information technology departments of larger communications providers. Most of our current principal competitors have significantly more personnel and greater financial, technical, marketing and other resources than Portal. Many of our competitors also have more diversified businesses, established reputations in particular market segments, larger customer bases and are not as dependent on customers in our target market. Intense competition has recently been exemplified by deep price discounting by our competitors that has resulted in a lengthening of our sales cycles, price reductions and may threaten our ability to close forecasted business. Increased competition can result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could harm our business. The failure of Portal to develop and market products and services that compete successfully with those of other suppliers in the market would harm our business. Portal anticipates that the market for its products and services will remain intensely competitive.

Intellectual Property

Portal relies upon a combination of patent, copyright, trade secret and trademark law to protect its intellectual property. Portal currently has four issued U.S. patents relating to its technology that expire in 2017. While Portal relies on patent, copyright, trade secret and trademark law to protect its technology, Portal believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to Portal’s technology.

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

Additional Information

We file annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities exchange Act of 1934 (“Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Portal, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at HTTP://www.sec.gov.

We also make available free of charge through our Internet site (http://www.portal.com) our most recent annual reports, quarterly reports, proxy statements and certain other documents filed with the SEC. These documents are available as soon as reasonably practicable after we file them with the SEC.

Employees

As of February 28, 2003, Portal had 580 employees, 238 of whom were engaged in professional service, customer service and support, 131 of whom were in sales and marketing, 116 of whom were in engineering and 95 of whom were in finance, administration and operations. Portal’s future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of who is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of Portal’s key employees could harm its business. Portal’s future success also depends on its continuing ability to attract, assimilate and retain highly qualified technical, sales and managerial personnel. None of Portal’s employees are represented by a labor union. Portal has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2.    PROPERTIES

Portal occupies a four-story building for our headquarters in Cupertino, California consisting of approximately 142,700 square feet. Currently, we are occupying only two floors of this building utilizing approximately 67,000 square feet. Portal occupies these premises under a lease expiring in December 2010. In connection with our relocation to this facility, we vacated a 24,455 square foot facility and subleased it for the remainder of the lease term, which expires in October 2003. Portal has leased approximately 40,000 square feet for its regional headquarters facilities in Slough, United Kingdom, under a lease expiring in 2022. In addition to our principal office space in Cupertino, California, and the UK, we also lease facilities and offices domestically in California, Illinois, North Carolina, Texas and Virginia and internationally in Australia, China, Germany, Japan, Singapore, and South Korea. These leases are for terms expiring through March 2021. We also own two buildings in Quickborn, Germany comprising approximately 20,526 square feet of space. We believe that the facilities we currently lease for our headquarters are sufficient to meet our needs through the next twelve months. We may lease additional space in other locations to support the evolution of its foreign operations and domestic sales and marketing organizations.

Reductions in our workforce undertaken over the past two years have substantially reduced our facilities requirements in several locations. As a result, we are attempting to sublease facilities that we have previously leased but do not currently require, including one 93,200 square foot building in Cupertino that is leased through 2010. In addition, we also plan to sublease vacant floors in our headquarters building and UK regional headquarters. There is currently a large amount of vacant commercial real estate in the cities in which these buildings are located. Moreover, currently prevailing rental rates in many locations are lower than those that we are obligated to pay under the leases. We may therefore encounter significant difficulties or delays in subleasing such surplus space and may not be able to sublease it for rents equal to those which we are obligated to pay. To the extent that we are unable to sublease surplus space at an amount equal to our rent obligations for that space or to the extent sublessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we have planned or included within previously accrued restructuring charges. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and adversely affect our financial results for that period. Furthermore, inability to sublease such space may adversely affect our planned uses of cash and our capital resources (see Management’s Discussion and Analysis regarding Accrued Restructuring Expenses under Critical Accounting Policies and Note 4 in Notes to Consolidated Financial Statements.)

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

The cases have been consolidated into a single action, and a consolidated complaint was filed on April 19, 2002. These actions are part of the IPO Securities Litigation against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against the Company. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was denied and discovery is expected to begin in the near future.

In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of Portal. However, depending on the amount and timing, an unfavorable resolution of these matters could materially affect our future results of operations or cash flows in a particular period.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders of the Registrant was held on January 30, 2003. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved, with the votes cast on each matter indicated (there were no broker non-votes):

1.  The election of three Class III Directors. Mr. John E. Little, Mr. J. David Martin and Ms. Jennifer Taylor were the only nominees for election and the only directors elected at the meeting. Mr. Little’s election was approved with 145,582,970 shares voting for and 3,711,579 shares voting against. Mr. Martin’s election was approved with 146,950,693 shares voting for and 2,343,856 shares voting against. Ms. Taylor’s election was approved with 147,253,455 shares voting for and 2,041,094 shares voting against.

2.  The ratification of the appointment of Ernst & Young LLP as independent auditors for Portal for the year ending January 31, 2003 was approved with 146,366,153 shares voting for, 2,797,631 shares voting against and 130,765 shares abstaining.

3.  The approval of an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock at an exchange ratio ranging from one-for-five up to one-for-fifteen (the “Reverse Stock Split”). Pursuant to that amendment, and if the Reverse Stock Split is implemented by our Board of Directors, and, depending on the exchange ratio approved by the Board of Directors in their sole discretion, every five shares to every fifteen shares of our outstanding common stock will be exchanged for one share of common stock. The proposed amendment was approved with 145,151,302 shares voting for, 3,436,053 shares voting against and 707,194 shares abstaining.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of April 15, 2003:

Name	Age	Position
John E. Little	45	Chief Executive Officer and Chairman of the Board of Directors

Glenn R. Wienkoop	56	President and Chief Operating Officer

Marc Aronson	46	Senior Vice President, Engineering

Howard A. Bain III	57	Senior Vice President and Chief Financial Officer

Bhaskar M. Gorti	36	Senior Vice President, Strategic Alliances and Business Development

David S. Labuda	39	Chief Technology Officer

Michael A. Vescuso	57	Senior Vice President, Human Resources

Mitchell L. Gaynor	43	Vice President, General Counsel and Secretary

John E. Little.    Mr. Little founded Portal in March 1985 based on his vision of an integrated business infrastructure for emerging global networks. He has been Chief Executive Officer and a Director since its inception. In addition, Mr. Little served as President from inception to March 1996 and has served as President from November 1996 to February 2002. Prior to founding Portal, Mr. Little was an independent consultant for a number of companies including Knight-Ridder Inc., AT&T Corp., Raytheon Company, Dow Jones News Retrieval, a subsidiary of Dow Jones & Company, Inc., Victor Company of Japan (“JVC”) and Sun Microsystems, Inc.

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

Howard A. Bain III.    Mr. Bain has served as Senior Vice President and Chief Financial Officer of Portal since November 2001 and as Vice President and Chief Financial Officer from August 2001 to November 2001. From January 2000 to November 2000, Mr. Bain served as Executive Vice President and Chief Financial Officer of Vicinity Corporation, a provider of Internet-based marketing infrastructure services. From January 1999 to March 2000, he served as Executive Vice President and Chief Financial Officer of Informix Software Corporation, an enterprise database software company, and from November 1996 to January 1999, he served as Vice President Worldwide Operations and Chief Financial Officer of Symantec Corporation, a security software company. Mr. Bain also serves on the board of Learning Tree International, a leading worldwide provider of vendor independent education and training to information technology professionals in business and government organizations.

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

Bhaskar M. Gorti.    Mr. Gorti has served as Senior Vice President, Strategic Alliances and Business Development of Portal since November 2002 and as Vice President, Global Alliances from June 2002 to November 2002. From March 2000 to June 2002, he served as Vice President, Global Sales and Alliances for OnDemand, Inc., a provider of relationship management software that was acquired by Chordiant Software, Inc. From November 1998 to March 2000, Mr. Gorti served as Director, Worldwide Business Development, Telecom and ISPs for Hewlett-Packard Company, a leading provider of enterprise systems, imaging and printing solutions and personal computing solutions and devices, and from June 1996 to October 1998, he served as General Manager, E-Services (SMB) Business Unit for Hewlett-Packard Company.

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

Portal Software, Inc. common stock, par value $0.001, is traded on the Nasdaq National Market System under the symbol “PRSF.” Portal’s common stock began publicly trading on May 6, 1999. The price per share reflected in the table below represents the range of low and high bid prices for Portal common stock as reported in the Nasdaq National Market System for the quarters indicated. The closing sale price of Portal’s common stock as reported in the Nasdaq National Market System on April 15, 2003 was $0.73. The number of stockholders of record of Portal’s common stock as of April 15, 2003 was 858.

	High	Low
Fiscal 2002:
Quarter ended April 30, 2001	$14.63	$5.88
Quarter ended July 31, 2001	$9.75	$2.31
Quarter ended October 31, 2001	$3.00	$0.66
Quarter ended January 31, 2002	$3.05	$1.21

Fiscal 2003:
Quarter ended April 30, 2002	$2.37	$1.32
Quarter ended July 31, 2002	$1.51	$0.38
Quarter ended October 31, 2002	$0.44	$0.21
Quarter ended January 31, 2003	$1.34	$0.55

Dividend Policy

Portal has never paid cash dividends on its capital stock. Portal currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During fiscal 2003, Portal issued unregistered securities to a limited number of persons as follows:

On November 2, 2000 in connection with the acquisition of Solution42 AG Portal issued 7,500,000 shares of common stock into escrow pending the exercise of certain options to receive Portal common stock in exchange for stock in a Portal subsidiary. In January 2001 and January 2002, the former shareholders of Solution42 partially exercised their options and received an aggregate of 6,817,439 of the shares of common stock held in the escrow. In December 2002, the former shareholders of Solution42 exercised the remainder of their options and received the balance of the 681,812 shares of Portal common stock held in escrow. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering and Portal believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, Regulation D promulgated thereunder or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected consolidated financial data for Portal Software, Inc. (“Portal”) for the past five fiscal years. To better understand the data in the table, investors should also read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Portal and the Notes to Consolidated Financial Statements included elsewhere in this report. The basic and diluted net loss per share and the pro forma basic and diluted net loss per share computations exclude outstanding stock options, potential shares of common stock (options and common stock) subject to repurchase rights held by Portal, preferred stock and warrants, since their effect would be antidilutive. For periods prior to our Initial Public Offering, pro forma net loss per share gives effect to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance. See Note 1 of Notes to Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. This table has been restated to reflect the impact of a two-for-one stock split, which became effective on January 20, 2000 (see Note 8.) The historical results are not necessarily indicative of results to be expected for any future period.

	Years Ended January 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
License fees	$44,481	$70,598	$180,334	$67,049	$13,536
Services	76,609	84,192	87,973	36,000	13,133

Total revenues	$121,090	$154,790	$268,307	$103,049	$26,669

Loss from operations (1)	$(72,460)	$(394,900)	$(11,224)	$(15,700)	$(17,128)
Net loss (1) (2)	$(72,212)	$(395,500)	$(2,307)	$(7,620)	$(17,408)
Basic and diluted net loss per share	$(0.41)	$(2.30)	$(0.01)	$(0.06)	$(0.29)
Shares used in computing basic and diluted net loss per share	176,388	171,989	159,865	124,816	59,062
Pro forma basic and diluted net loss per share (unaudited) (3)				$(0.05)	$(0.15)
Shares used in computing pro forma basic and diluted net loss per share (unaudited) (3)				140,836	116,167

(1)	Includes restructuring costs of $36.5 million and $71.0 million, and reductions in intangibles due to impairment of $0.5 million and $199.2 million for fiscal 2003 and 2002, respectively.
(2)	Includes write-down of impaired investments of $4.0 million in fiscal 2002.
(3)	Gives effect to the conversion of convertible preferred stock (using the if-converted method) from the original date of issuance. Subsequent to our Initial Public Offering, the pro forma calculations were no longer relevant.

	January 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,502	$36,318	$69,323	$43,887	$11,809
Short-term investments and restricted short-term investments	32,250	77,181	148,473	157,402	—
Working capital (deficit)	20,920	59,808	181,355	178,717	(9,150)
Restricted long-term investments	13,412	15,414	3,466	5,856	—
Total assets	123,734	213,206	630,054	265,529	32,344
Long-term obligations, net of current portion	28,590	27,441	7,652	1,525	2,022
Stockholders’ equity (net capital deficiency)	35,819	101,935	486,389	208,370	(6,551)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements relating to future sales, gross margins, product development, operating expense levels and the sufficiency of financial resources to support our future operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve inherent risks and uncertainties, including those discussed below and under the heading “Risks Associated with Our Business and Future Operating Results” that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Portal develops, markets and supports customer management and billing (“CM&B”) solutions for communications and content service providers. Our convergent platform enables service providers to deliver voice, data, video and content services with multiple networks, payment models, pricing plans and value chains.

Beginning with fiscal 1997, substantially all of our revenues have come from the license of one product line, Infranet, and from related services. Revenues consist of Infranet licenses, professional services, support and maintenance fees. License revenues are comprised of perpetual or multiyear license fees, which are primarily derived from contracts with communications and content service providers. Professional services consist of a broad range of implementation services, training, business consulting and operational support services. These services are provided throughout the customer lifecycle. We believe that future revenues will be generated primarily from the following sources:

•	license fees from new customers; for new products or new Infranet modules to existing customers; and growth in the subscriber base of existing customers, which will lead to increased revenue from subscriber-based licenses;

•	consulting services for the deployment of licenses and follow-on solutions related to our customers’ end to end billing needs; and

•	annual maintenance fees for the support of existing deployments and rights to access when-and-if available upgrade enhancements to our platform.

We have established a series of relationships with systems integrators and hardware platform, software and service providers. We have derived, and anticipate that we will continue to derive, a substantial portion of our revenues from customers that have significant relationships with our integration and platform partners.

As a result of continuing consolidation in the communications and content delivery industries and the reduction in capital available for emerging companies, we expect to derive an increasing portion of our total revenues from large communications and content service providers. In this regard, we anticipate that a substantial majority of our revenues will be derived from a fewer number of customers than in prior years. We also plan to structure more of our transactions to provide for payments over a period of one year or more and to increase the number of arrangements where license and service fees are combined. One of the impacts of this change in license structuring could be that license revenue would be recognized ratably over the term of the license arrangement or as payments from customers become due, or services are completed rather than being recorded as revenue upon delivery. The portion of our total revenues that is derived from international operations has increased in recent years. As a result, we will face greater exposure to the risks associated with international operations. With respect to our services revenues, most of our professional services fees have been paid pursuant to time and materials arrangements. We believe that in the future a larger portion of our services revenues will be based on fixed price contracts. This could result in the deferral of revenue until contract completion, in the event that we were unable to reliably budget and estimate our obligations under these contracts or determine the fair value of the services being performed. For a description of factors that may affect our future results see “Risks Associated with Our Business and Future Operating Results.”

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On a regular basis, we evaluate and may revise our estimates, including those related to the allowance for doubtful accounts, non-marketable investments, long-lived assets and goodwill and accrued restructuring expenses. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent. Actual results could differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements are very complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue recognition policy.

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Pursuant to the requirements of Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” Portal uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE for undelivered elements is based on normal pricing for those elements when sold separately and, for maintenance services, is additionally measured by the renewal rate. The software is considered to have been delivered when we have provided the customer with the access codes that allow for immediate possession of the software. Our revenue recognition policy takes into consideration the creditworthiness of the customer in determining the probability of collection as a criterion for revenue recognition. The determination of creditworthiness requires the exercise of judgment, which affects our revenue recognition. If a customer is deemed to not be creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash. The creditworthiness of customers is re-assessed on a regular basis and revenue is deferred until cash receipt, if appropriate. Additionally, when we enter into contracts with industry-standard payment terms, it is Portal’s policy to recognize such revenue when the customer is deemed to be creditworthy and collection of the receivable is probable. Revenue from arrangements with customers who are not the ultimate users, such as resellers, is not recognized until evidence of an arrangement with an end user has been received. Our policy should we enter into a transaction with a customer to purchase the customer’s products contemporaneously with the customer’s purchase of software from Portal, is to recognize the amount of license fees paid to Portal net of the fees paid for the customer’s products.

Services revenues are primarily comprised of revenue from product deployment, follow-on enhancements and other consulting fees, maintenance agreements and training. When licenses arrangements include services, the license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services are not essential to the functionality of the software. When software services are not considered essential, which has been the case in the majority of our license arrangements, the revenue related to the time and materials services is recognized as the services are performed. Portal recognizes consulting revenue as services are performed. If a services agreement includes milestones Portal does not recognize revenue until customer acceptance has occurred. To date, management has been successful in estimating efforts required under its services contracts, including its fixed price contracts, and accordingly, has not incurred any losses on its fixed priced contracts. In the event that cost estimates exceed revenues in the future, we will accrue for the estimated losses if and when the losses become evident.

For arrangements that do not meet the above criteria, both the license revenues and services revenues are recognized under the percentage-of-completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Portal follows the percentage-of-completion method since reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage-of-completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours at project completion. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Portal periodically updates its revenue recognition policies to reflect changes in the marketplace, its business practices and experiences with its customers to ensure compliance with revenue recognition rules and good business practices. During the quarter ended July 31, 2002 Portal revised its policy to better reflect industry practices and the shift in Portal’s customer base from Internet service providers to diversified telecommunications companies. The new policy continues to ensure compliance with technical pronouncements associated with software revenue recognition. Previously, Portal’s policy presumed that arrangements with payment terms extending beyond 60 days did not meet the criteria for fixed and determinable fees. Under Portal’s revised policy, arrangements with payment terms extending beyond 60 days may meet the fixed and determinable fee criteria based upon Portal’s evaluation of the risk of concession, subject to review and approval by Portal’s Chief Financial Officer. This change increased revenue recognized during the year ended January 31, 2003 by approximately $0.5 million.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established through a charge to general and administrative expenses. This allowance is for estimated losses resulting from our customers’ failure or inability to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. The use of different estimates or assumptions could produce different allowance balances. Our customer base is highly concentrated in the communications and content service provider industries. Several of the leading companies in these industries have experienced financial difficulty. If collection is not probable at the time the transaction is consummated, we do not recognize revenue until cash is collected. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Non-Marketable Investments

We review the net realizable value of the non-marketable investments on a quarterly basis, including reviewing the latest financial information available of our investee companies for signs of financial deterioration and recent press releases relating to the companies. We also consider the impact of new stockholder preferences, if any, upon our investment position. If we consider the net realizable value of our investments to be less than historical cost, then we determine whether a decline in fair value below the cost basis is “other than temporary.” If the decline in fair value is judged to be other than temporary, we will reduce the cost basis of the individual security to fair value as a new cost basis and the amount of the write-down shall be included in earnings and accounted for as a realized loss. The new cost basis will not be changed for subsequent recoveries in fair value.

Long-Lived Assets and Goodwill

Portal evaluates the carrying value of long-lived assets and intangibles, including goodwill, whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On a regular basis, the estimated future net cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management’s best estimates, using appropriate assumptions and projections at the time.

During the fiscal year ended January 31, 2002, we identified indicators of possible impairment of the intangible assets arising from our acquisitions. These indicators included deterioration in the business climate and prospects and intentions for these subsidiaries, implying that the downturn may be for a long period of time.

As related to our acquisition of Solution42, the indicators of impairment included the other than temporary decline in market values of technology companies in general and Portal specifically. Our stock price experienced a steady decline over the course of several quarters, with a slight rebound at the end of the first quarter of fiscal 2002. The slight rebound in stock prices appeared to indicate a temporary decline in market values, but the stock continued on a downward trend in the second quarter of fiscal 2002. Had Solution42 been an independent company, we concluded that its valuation would have declined in a similar manner to Portal’s based on the similarity of products, target markets and declining revenue. Additionally, in the second quarter of fiscal 2002 the forecasted revenue for Solution42 products deteriorated significantly from the forecasts made at the time of the acquisition. In connection with our restructuring plans (see Restructuring Costs below and Note 4 in Notes to Consolidated Financial Statements), we planned to reduce our headcount overseas which included many Solution42 employees and cancelled research and development activities related to the Solution42 product, both of which were a result of an other than temporary deterioration in business climate and a drastic reduction in forecasted revenue opportunities.

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

During fiscal 2002, we further reduced goodwill by $3.5 million due to the reversal of excess accrued direct acquisition costs. During the fourth quarter of fiscal 2002, we identified additional indicators of impairment of our remaining Solution42 long-lived assets. As a result, we recorded charges of $1.1 million and $2.2 million to reflect the impairment of goodwill and purchased developed technology, respectively, related to our investment. In the fourth quarter of 2003, we issued 681,812 shares valued at $0.5 million to the former Solution42 shareholders under the terms of the original purchase agreement, resulting in an additional impairment charge during the quarter.

Due to the lack of revenues generated from BayGate products together with the October 2001 reduction of workforce associated with BayGate’s product, we cancelled the further planned development of BayGate-related products. Based on these key factors, we recorded a charge of $2.5 million during fiscal 2002, to reflect the impairment of purchased developed technology related to our investment in BayGate.

We did not record any write-downs of long-lived assets during fiscal 2001.

Accrued Restructuring Expenses

During the fiscal years ended January 31, 2003 and 2002, we implemented restructuring plans that were a combination of reductions in workforce, consolidations of facilities and the write-off of assets. The restructuring charges were based on actual and estimated costs incurred in connection with these restructuring plans. These estimates have been impacted by the rules governing the termination of employees, especially those in foreign countries. We have not recorded payments related to potential settlements on disputed severance agreements, as these amounts are not reasonably estimable and probable. If, in the future, we were to agree upon additional severance payments, we would have to record additional restructuring charges in the period in which the settlement was determined to be reasonably estimable and probable. We have accrued restructuring charges for lease commitments, net of sublease income, utilizing planned exit dates for vacating the various facilities included as part of the restructuring. For the portion of the facilities that we continued to occupy subsequent to the plan’s approval, we have included rental costs relating to the period following the planned exit date in the restructuring charges. We have reduced the amount of the facilities restructuring charge by the estimated amount of sublease income. The assumptions we have made are based on the current market conditions in the various areas we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates, the rental prices charged for comparable properties and the general economic condition of the areas in which our facilities are located. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued restructuring charges for the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

Additionally, we recorded certain asset write-offs relating to our restructuring efforts including:

Leasehold improvements:    As a result of the abandonment of various operating lease facilities, Portal wrote-off the net book values of the related leasehold improvements. Portal continued to record depreciation expense, included in operating expenses, for the leasehold improvements until it no longer occupied the facilities or portions of the facilities. Upon vacating these facilities, Portal wrote-off the net book value of these leasehold improvements.

Furniture and fixtures:    As a result of abandoning facilities, Portal decided to also abandon furniture and fixtures in the vacated facilities or portion of the facilities. Upon vacating the facilities and abandoning the furniture and fixtures, Portal wrote off the net book value of the abandoned assets.

Software:    As a result of the reductions in force, Portal assessed its need for the number of licenses for software currently in use. Based on current and projected future needs, Portal determined that the number of licenses purchased exceeds the actual number needed. Accordingly, Portal abandoned the unused licenses and wrote-off the related portion of the license fees associated with these purchased software packages.

Laptop computers used by exiting employees:    Portal wrote-off the book value of its laptop computers used by exiting employees that either it did not expect to be returned by the severed employees or it expected to scrap or sell. Portal made a decision to sell the computers returned by exiting employees, as it believed that by the time it begins to experience growth, the computers would be obsolete. Portal recorded the charge for the computer write-offs net of expected proceeds received from the sale of computers. As this cost is related to employees who were terminated as part of the restructuring plans, we included the charge as part of the restructuring expense.

Results of Operations

Revenues

(in millions, except percentages)	Year Ended January 31, 2003	% Change 2003 to 2002		Year Ended January 31, 2002	% Change 2002 to 2001	Year Ended January 31, 2001
License fees	$44.5	(37	) %	$70.6	(61)%	$180.3
Percentage of total revenues	37%			46%		67%
Services	76.6	(9	) %	84.2	(4)%	88.0
Percentage of total revenues	63%			54%		33%

Total revenues	$121.1	(22	) %	$154.8	(42)%	$268.3

Total revenues decreased in fiscal 2003 from fiscal 2002 and decreased significantly in fiscal 2002 from fiscal 2001 primarily, in each case, due to a decrease in license fees. License fees revenues decreased in absolute amounts and as a percentage of total revenues in fiscal 2003 and 2002 primarily in the U.S. as a result of the collapse of existing Internet companies and the dramatic drop off in the formation of new communications and Internet companies that may have used our product. In addition, there was a continued general economic slowdown, and in particular, reduced capital spending by communication service providers, which all contributed to the decrease in our revenues from both fiscal 2003 to fiscal 2002 and fiscal 2002 to fiscal 2001. No one customer accounted for more than 10% of revenues during fiscal 2003 and 2001. One individual customer, America Online, Inc., accounted for 20% of total revenues during fiscal 2002.

Service revenues decreased in fiscal 2003 from fiscal 2002 due to a decline in maintenance renewals as a result of customer terminations and the collapse of our Internet customer base that has not been replaced by new customer contracts, along with a reduction in consulting revenue as result of fewer new customer implementations. Service revenues decreased in fiscal 2002 from fiscal 2001 due to a decline in consulting services as a result of fewer new customer implementations.

The following table shows our revenue by region:

(in millions, except percentages)	Year Ended January 31, 2003	% Change 2003 to 2002	Year Ended January 31, 2002	% Change 2002 to 2001	Year Ended January 31, 2001
Geographical Revenues:
North America	$37.6	(54)%	$81.7	(48)%	$157.0
Percentage of total revenues	31%		53%		59%
International
Europe	64.1	33%	48.3	(26)%	64.9
Percentage of total revenues	53%		31%		24%
Intercontinental	19.4	(22)%	24.8	(46)%	46.4
Percentage of total revenues	16%		16%		17%

Total international	83.5	14%	73.1	(34)%	111.3
Percentage of total revenues	69%		47%		41%

Total revenues	$121.1	(22)%	$154.8	(42)%	$268.3

North American revenues, which are defined by us as revenues from the United States and Canada, decreased in fiscal 2003 from fiscal 2002 and decreased in fiscal 2002 from fiscal 2001 primarily due to the collapse of existing Internet companies and the dramatic drop off in the formation of new companies that may have used our product to bill for IP-based services. In addition, there was a continued general economic slowdown, and in particular, reduced capital spending by communication service providers, now the primary markets for our products and services, contributed to the decrease in our revenues from both fiscal 2003 to fiscal 2002 and fiscal 2002 to fiscal 2001.

International revenues for Europe are defined by us as Europe, Middle East and Africa, and Intercontinental is defined by us as Asia-Pacific, Japan and Latin America (including Mexico.) Our European revenues increased in fiscal 2003 from fiscal 2002 as a result of our success in obtaining new business with wireless and content service providers in this region. Intercontinental revenue decreased in fiscal 2003 from fiscal 2002 and in fiscal 2002 from fiscal 2001 due primarily to a continued deferral of capital expenditures by telecommunications companies as well as a general economic slowdown in that region.

Costs and Expenses

(in millions, except percentages)	Year Ended January 31, 2003	% Change 2003 to 2002	Year Ended January 31, 2002	% Change 2002 to 2001	Year Ended January 31, 2001
Cost of license fees	$—	(100)%	$1.3	(73)%	$4.9
Percentage of total revenues	—%		1%		2%
Cost of services	44.5	(27)%	61.2	3%	59.6
Percentage of total revenues	37%		40%		22%
Amortization and impairment of purchased developed technology	4.6	(13)%	5.3	378%	0.9
Percentage of total revenues	4%		3%		—%
Research and development	35.7	(39)%	58.8	4%	57.7
Percentage of total revenues	29%		39%		21%
Sales and marketing	51.9	(36)%	81.3	(16)%	96.8
Percentage of total revenues	43%		53%		36%
General and administrative	15.7	(59)%	38.5	21%	31.9
Percentage of total revenues	13%		25%		12%

Cost of License Fees

Cost of license fees consists of resellers’ commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Infranet. The decrease in the cost of license fees in fiscal 2003 and 2002 is primarily due to the decreases in license revenue discussed above, as well as a shift in our selling strategy to a direct sales model. In addition, there was a continued general economic slowdown, and in particular, reduced capital spending by communication service providers, now the primary markets for our products and services which all contributed to the decrease in cost of license fees. The decrease in the cost of license fees in fiscal 2002 from fiscal 2001 was due to the decrease in revenue generated from our base of systems integrator partners.

Cost of Services

Cost of services primarily consists of consulting, maintenance, and training expenses. Cost of services decreased in fiscal 2003 from fiscal 2002 primarily due to a reduction in our services workforce resulting from the geographic realignment of consulting and support resources. Cost of services increased slightly in fiscal 2002 from fiscal 2001 primarily due to an increase in the number of consulting and technical support personnel, in the beginning of the fiscal year, to support the actual and previously anticipated expansion of our installed base of customers and new implementations. This increase was partially offset by a reduction in our services workforce as a result of a reduced number of professional consulting projects.

Gross margin for services was approximately 42%, 27% and 32% in fiscal 2003, 2002 and 2001, respectively. The increase in the gross margin for fiscal 2003 from fiscal 2002 was primarily the result of the efficiencies achieved through reductions in our consulting workforce. The decrease in gross margin for services, during fiscal 2002 from fiscal 2001, was due to reduced utilization of professional services personnel as a result of the decrease in new implementation projects.

Amortization and Impairment of Purchased Developed Technology

In fiscal year 2000, we purchased third-party software for which certain functionality was integrated into our product. In fiscal 2003, the depreciation of the license and the amortization of the support agreement have been reclassified from research and development expenses to amortization and impairment of purchased developed technology, a direct cost of product license revenues. Comparative results have been reclassified to conform to the fiscal 2003 presentation. Due to our restructuring plan in July 2002, we re-assessed our need for this software and we decided against further integration due to the reductions in workforce. As a result we incurred a one-time charge of $1.4 million, in the quarter ended October 31, 2002, that has been included in this category in the Consolidated Statements of Operations.

In fiscal 2001, we recorded an asset of $17.9 million for purchased developed technology as a result of acquiring Solution42 and BayGate. Purchased developed technology was being amortized, on a straight-line basis, over the estimated useful life of the respective assets of three to four years. (See Note 3 in Notes to Consolidated Financial Statements.) The value was determined by using the income approach which estimates the present value of cash flows from developed technology based on management and industry assumptions and market data. During fiscal 2002, we recorded charges of $2.5 million and $2.2 million to reflect the impairment of purchased developed technology related to our investment in BayGate and Solution42, respectively (see Reduction in Intangibles Due to Impairment below.) As of January 31, 2002, purchased developed technology related to our investment in BayGate was fully expensed due to a combination of impairment charges and amortization during fiscal 2002. Future amortization expense of the remaining purchased developed technology related to our investment in Solution42 is estimated to be $2.7 million in fiscal 2004 and $2.0 million in fiscal 2005.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs for our development and certain technical support efforts. Research and development expenses were $35.7 million, $58.8 million and $57.7 million for fiscal 2003, 2002 and 2001, respectively. The decrease in fiscal 2003 from fiscal 2002 was primarily due to a reduction in our workforce and facilities costs as a result of cost reduction programs. The increase in research and development expense for fiscal 2002 from fiscal 2001 was primarily due to an increase in the number of research and development personnel necessary to support both expanded functionality of Infranet and increases in our quality assurance and product publications operations. We have not capitalized any software development costs to date. We anticipate that the recent restructuring of our operations along with the establishment of our development center in India will reduce research and development expenses over the near term, although these expenses may increase over the longer term.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel and related costs for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new and maintenance of existing, strategic partnerships. Sales and marketing expenses were $51.9 million, $81.3 million and $96.8 million in fiscal 2003, 2002 and 2001, respectively. The decrease in sales and marketing expenses in fiscal 2003 from fiscal 2002 was primarily due to a decrease in the number of sales and marketing personnel as a result of our restructuring plans initiated in fiscal 2002 and 2003. Sales and marketing expenses decreased in fiscal 2002 from fiscal 2001 primarily due to a decrease in commission expense as a result of the decline in license revenues and a reduction in workforce as a result of our restructuring plans.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, as well as information system and facilities expenses not allocated to other departments. General and administrative expenses were $15.7 million, $38.5 million and $31.9 million in fiscal 2003, 2002 and 2001, respectively. General and administrative expenses decreased in fiscal 2003 from fiscal 2002 primarily as a result of a reduction in bad debt expense of $12.1 million. This reflected a reversal of $1.1 million of reserves no longer considered necessary in fiscal 2003. Additionally, general and administrative expenses declined due to reductions in personnel, facilities costs and depreciation expenses resulting from the restructuring plans initiated in fiscal 2002 and 2003. General and administrative expenses increased in fiscal 2002 from fiscal 2001, due to an increase in bad debt expense of $8.9 million and higher depreciation expense. These increases were partially offset by a decrease in facility lease expenses due to the implementation of our restructuring plans in fiscal 2002.

Our policy has been to maintain accounts receivable reserves based on specifically identified credit concerns and on our historical experience of delinquencies. During 2002, we determined that a protracted business deterioration in a class of our customers was impacting their ability to make payments when due. Accordingly, we determined that an increase in our allowance for doubtful accounts was required. In fiscal 2003, as a result of better than anticipated collections and more stringent credit policies, no additions to bad debt expense were required and accounts receivable reserves were decreased.

Stock Compensation Charges

In fiscal 2003, our Board of Directors approved a plan to reprice stock options for continuing employees (excluding the Chief Executive Officer and members of the Board of Directors). Under this repricing plan, approximately 20,774,994 outstanding options with an exercise price greater than $0.69 per share (the closing market price on the date of repricing) were repriced to an exercise price of $0.69 per share. These repriced options became subject to variable accounting resulting in a stock compensation charge of $2.0 million in the quarter and year ended January 31, 2003. (See Note 8 in Notes to Consolidated Financial Statements.)

We recorded deferred stock compensation of approximately $16.8 million in fiscal 1999 in connection with stock options and restricted stock issued in and prior to 1999. We recorded deferred stock compensation of $0.2 million in fiscal 2001 in connection with the acquisition of BayGate. The deferred stock compensation reflects the difference between the exercise prices of options granted to acquire certain shares of common stock and the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. We amortized deferred compensation expense of approximately $0.3 million, $2.0 million and $3.7 million during the years ended January 31, 2003, 2002 and 2001, respectively. This compensation expense relates to options awarded to individuals in all operating expense categories. During fiscal 2003 and 2002, the unamortized deferred compensation balance was reduced by $40,000 and $0.4 million, respectively, for individuals who are no longer employed at Portal.

There was no deferred compensation remaining at January 31, 2003. At January 31, 2002 deferred compensation was $0.3 million, and was amortized over the vesting periods of the options, which is generally four years, using a graded vesting method.

The following table shows the amounts of stock compensation charges that would have been recorded under the following categories if it had not been separately stated on the Consolidated Statements of Operations (in thousands):

	Years Ended January 31,
	2003	2002	2001
Cost of services	$475	$312	$603
Research and development	826	683	1,198
Sales and marketing	636	561	1,084
General and administrative	335	436	841

	$2,272	$1,992	$3,726

In-Process Research and Development

In fiscal 2001, we recorded a one-time charge of $9.2 million for in-process research and development projects, related to the acquisition of Solution42, for which technological feasibility had not been established and no future alternative uses existed (see Note 3 in Notes to the Consolidated Financial Statements.) At the time of the acquisition, the total fair value of these projects was estimated to be $9.2 million. The value of the projects were determined by estimating the costs to develop the in-process technology into commercially feasible products and estimating the present value of the net cash flows management believed would result from the products.

Amortization of Goodwill

Goodwill related to the acquisition of Solution42 accounted for approximately 35% and 45% of total assets and stockholders’ equity, respectively, as of January 31, 2001. In fiscal 2002 and 2001, amortization expense of goodwill was $31.1 million and $14.9 million, respectively. During fiscal 2002, we recorded impairment charges to goodwill totaling $194.5 million (see Reduction in Intangibles Due to Impairment below) and further reduced goodwill by $3.5 million due to the reversal of excess accrued direct acquisition costs. There is currently no goodwill balance.

Reduction in Intangibles Due to Impairment

Long-lived assets and intangibles, including goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. On at least an annual basis, the estimated future net cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management’s best estimates, using assumptions and projections it deemed appropriate at the time.

During the quarter ended October 31, 2002, Portal recorded a charge of $2.9 million in impairment of assets related to computer equipment and software that we abandoned. Of the total impairment charge, $1.4 million was related to third-party software for which some of the functionality was integrated into Portal’s product. The software was abandoned after Portal re-assessed its need for it and decided against further integration due to the reductions in workforce. The impairment of this software is included in Amortization and Impairment of Purchased Developed Technology in the Consolidated Statements of Operations. The remaining $1.5 million in impairment of assets is included in Impairment of Long-lived Assets in the Consolidated Statements of Operations.

During the fiscal year ended January 31, 2002, we identified indicators of possible impairment of the intangible assets arising from our acquisitions. These indicators included deterioration in the business climate and prospects and intentions for these subsidiaries, implying that the downturn may be for a long period of time.

As related to our acquisition of Solution42, the indicators of impairment included the other than temporary decline in market values of technology companies in general and Portal specifically. Our stock price experienced a steady decline over the course of several quarters, with a slight rebound at the end of the first quarter of fiscal 2002. The slight rebound in stock prices appeared to indicate a temporary decline in market values, but the stock continued on a downward trend in the second quarter of fiscal 2002. Had Solution42 been an independent company, we concluded that its valuation would have declined in a similar manner to Portal’s based on the similarity of products, target markets and declining revenue. Additionally, in the second quarter of fiscal 2002 the forecasted revenue for Solution42 products deteriorated significantly from the forecasts made at the time of the acquisition. In connection with our restructuring plans (see Restructuring Costs below and Note 4 in Notes to Consolidated Financial Statements), we planned to reduce our headcount overseas which included many Solution42 employees and cancelled research and development activities related to the Solution42 product, both of which were a result of an other than temporary deterioration in business climate and a drastic reduction in forecasted revenue opportunities.

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

During fiscal 2002, we further reduced goodwill by $3.5 million due to the reversal of excess accrued direct acquisition costs. During the fourth quarter of fiscal 2002, we identified additional indicators of impairment of our remaining Solution42 long-lived assets. As a result, we recorded charges of $1.1 million and $2.2 million to reflect the impairment of goodwill and purchased developed technology, respectively, related to our investment. In the fourth quarter of 2003, we issued 681,812 shares valued at $0.5 million to the former Solution42 shareholders under the terms of the original purchase agreement, resulting in an additional impairment charge during the quarter.

Due to the lack of revenues generated from BayGate products together with the October 2001 reduction of workforce associated with BayGate’s product, we cancelled the further planned development of BayGate-related products. Based on these key factors, we recorded a charge of $2.5 million during fiscal 2002, to reflect the impairment of purchased developed technology related to our investment in BayGate.

We did not record any write-downs of long-lived assets during fiscal 2001.

Restructuring Costs

In July 2002, our Board of Directors approved and we began implementation of a plan to change our operations and cost structure to more fully align our structure with our increased focus on satisfying the needs of diversified business strategy telecommunications service providers. The plan included a reduction in workforce of approximately 250 employees, facilities reductions and asset write-offs. We recorded restructuring charges of $6.1 million and $30.4 million for the quarters ended July 31, 2002 and October 31, 2002, respectively. The restructuring charges included approximately $6.2 million of severance-related amounts, $17.1 million of committed excess facility lease payments net of estimated sublease income, $11.7 million in asset write-offs and $1.5 million for other costs. Additionally, we had integrated certain functionality of third-party software into our product. Due to the reduced labor resources associated with the restructuring, we abandoned and wrote-off the software.

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

The May 2001 plan reduced our workforce by approximately 300 employees. The $41.3 million restructuring charge incurred during the quarter ended July 31, 2001 included approximately $6.9 million of severance-related amounts, $20.4 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, and $13.1 million in asset write-offs.

The October 2001 plan reduced our workforce by approximately 320 employees. The $19.3 million and $10.4 million charges in the quarters ended October 31, 2001 and January 31, 2002, respectively, included approximately $10.4 million of severance-related amounts, $16.0 million of committed excess facilities, primarily related to lease expenses net of estimated sublease income, and $2.7 million in asset write-offs.

As of January 31, 2003, the remaining restructuring reserves were $40.3 million of which $36.6 million represents committed excess facilities, net of anticipated sublease income, $1.9 million for severance-related costs and $1.8 million for other restructuring-related costs. As of January 31, 2002, the remaining restructuring reserves were $35.0 million of which $30.0 million represented committed excess facilities, net of estimated sublease income, $2.0 million severance-related costs, $2.4 million for asset write-offs and $0.6 million for other restructuring-related costs (see Note 4 in Notes to Consolidated Financial Statements.) Severance payments are expected to be paid through the second quarter of fiscal 2004 and payments for the excess facilities are expected to occur through 2006.

While we believe that our business realignment will assist us in streamlining operations, reducing expenses and achieving profitability, there is no assurance that we will achieve these anticipated results. We may in the future take additional actions, including further changes to the business organization, in order to realign the business with anticipated requirements. If we are not successful in realigning our business to increase revenues and decrease costs, we may not achieve profitability.

Impairment of Long-lived Assets

During the quarter ended October 31, 2002, we recorded charges of $1.5 million in impairment of assets related to the abandonment of computer equipment and software.

Interest and Other Income, Net

Interest and other income, net includes interest and dividend income from cash, cash equivalents and investments offset by interest expense paid on capital leases and notes payable. Interest and other income, net was $3.0 million, $8.1 million and $12.9 million in fiscal 2003, 2002 and 2001, respectively. Interest and other income, net decreased approximately $5.1 million or 63% in fiscal 2003 from fiscal 2002 and decreased approximately $4.8 million or 37%, in fiscal 2002 from fiscal 2001. The decrease in both years was due to declining interest rates on lower cash balances.

Write-down of Impaired Investments

On July 31, 2001, we held non-marketable securities of three private companies, each with a cost basis of $2.0 million. During fiscal 2002, two of the three companies demonstrated cash burn rates significantly in excess of their respective working capital levels and their anticipated access to funding. Further, both companies were in loss positions and, despite efforts to reduce their respective spending levels, continued to record losses due to slow growing revenues. Considering the downturn in the economy, we believed that it would be difficult for the companies to obtain additional financing. Consequently, we believed that these were sufficient indicators that these non-marketable investments experienced other than temporary declines in value as of July 31, 2001. As Portal did not foresee these investments generating any value or cash in the foreseeable future, and as such did not foresee the investments returning to the valuation levels at the time of Portal’s initial investment, we deemed the decline in value to be other than temporary and consequently wrote-off the $4.0 million of cost.

The remaining $1.5 million (total investment of $2.0 million net of a $0.5 million write down) was determined to not be impaired as of January 31, 2003 based upon a review of the company’s financial statements and their business plan. Even though the company is still generating losses, it has experienced growth in revenues and has continued to make concerted efforts to reduce its cost structure. We will continue to monitor our investment in this company for signs of potential impairment.

Provision for Income Taxes

The income tax provision was $2.8 million, $4.7 million and $4.0 million for fiscal 2003, 2002 and 2001, respectively. The income tax provision for each of these fiscal years primarily relates to foreign withholding taxes on revenue and tax on earnings generated from operations in certain foreign jurisdictions. Although we recorded net losses of $72.2 million, $395.5 million and $2.3 million for fiscal 2003, 2002 and 2001, respectively, our foreign operations were profitable for tax purposes primarily due to the intercompany charge back arrangements necessary under the local tax laws.

Based on a number of factors, we believe there is sufficient uncertainty regarding deferred tax assets. These factors include consideration of past operating results, the competitive nature of our market and the unpredictability of future operating results. Therefore, we have fully reserved our deferred tax assets as of January 31, 2003. We will continue to assess our ability to realize tax benefits available to us based on actual and forecasted operating results.

Liquidity and Capital Resources

Cash, cash equivalents and investments (including restricted investments of $15.0 million) totaled $67.2 million at January 31, 2003, compared to a balance of $128.9 million at January 31, 2002.

We used cash totaling $57.6 million in operations during the year ended January 31, 2003, a decrease of $25.9 million from the $83.5 million used in the year ended January 31, 2002. Net cash used in operations in fiscal 2003 was primarily comprised of net losses adjusted for non-cash expenses, a decrease in deferred revenue of $13.5 million, a decrease in other accrued liabilities of $3.1 million and a decrease in accrued employee benefits of

$3.3 million. The decrease in deferred revenue was due to a lack of new revenues to fully offset recognition of past deferrals. The decrease in accrued liabilities was due to a reduction in spending in response to the worsening economic conditions. Accrued employee benefits decreased primarily due to the reductions in our workforce that were part of our restructuring plans (see Note 4 in the Notes to Consolidated Financial Statements.)

Adjustments made for non-cash expenses, such as depreciation, amortization, stock compensation charges, amortization of purchased intangibles and goodwill, reduction in intangibles due to impairment, and restructuring costs, write-down of impaired investments and write-off of goodwill amounted to $32.2 million for fiscal 2003. As of January 31, 2003 the total remaining cash outlay for all restructuring plans is estimated to be $40.3 million which includes severance-related costs as well as lease liabilities related to the consolidation of facilities and is expected to be funded by available cash. Of the $40.3 million, lease payments for impacted facilities, net of expected sublease income, are expected to be $36.6 million and will be paid out through 2006.

Net cash provided by investing activities was $39.5 million for the year ended January 31, 2003, a decrease of $6.5 million from the $46.0 million used in the year ended January 31, 2002. Net cash provided by investing activities in the year ended January 31, 2003 was primarily comprised of the maturities and sales of short-term investments, net of purchases. During the year ended January 31, 2003, we purchased computer equipment and software, made leasehold improvements and purchased other capital equipment amounting to approximately $6.6 million, primarily to support our ongoing operations and information systems. Historically, we have also used debt and leases to partially finance our operations and capital purchases. No capital leases were entered into during fiscal 2003.

Net cash from financing activities was $1.7 million and $5.2 million in fiscal 2003 and 2002, respectively. This resulted from net proceeds from sales of common stock issued from our employee stock purchase plan and upon the exercise of stock options by employees of $2.3 million in 2003 and $9.6 million in 2002, partially offset by repayment of capital lease obligations and notes payable of $0.6 million in 2003 and $4.4 million in 2002.

In the normal course of business, we enter into leases for facilities in both domestic and international locations. These leases are for terms expiring from April 2002 through March 2021. In connection with our facility leases, we issued letters of credit in lieu of a security deposit for the facilities (see Note 7 in Notes to Consolidated Financial Statements.) Due to the restructuring activities that occurred during fiscal 2003 and 2002, several facilities were vacated or are underutilized. Some of these facilities have been subleased. We are also attempting to sublease additional surplus facilities comprising approximately 200,000 square feet.

The following table summarizes our contractual obligations, including related interest charges, as of January 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Of the $107.6 million in non-cancelable operating leases, net of sublease income, $22.5 million has been included in accrued restructuring expenses as of January 31, 2003.

(In thousands.)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term notes payable	$2,339	$96	$192	$192	$1,859
Capital lease obligations	11	11	—	—	—
Non-cancelable operating leases, net of sublease income	107,602	11,717	22,659	21,391	51,835

	$109,952	$11,824	$22,851	$21,583	$53,694

The following table summarizes our other commitments as of January 31, 2003 and the effect such commitments could have on our liquidity and cash flows in future periods if the letters of credit or the guarantees were drawn upon. Restricted investments represent the collateral for these commitments.

(In thousands.)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Letters of credit	$10,236	$—	$312	$—	$9,924
Guarantees	2,569	1,528	464	—	577

	$12,805	$1,528	$776	$—	$10,501

Our capital requirements depend on numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors. Our planned expense levels for each of the fiscal quarters of fiscal 2004 exceed the revenues we generated in the fourth quarter of fiscal 2003. As a result, we will need to generate increased revenues from licenses of our products and sale of our services to achieve and maintain operating profitability. Although we believe that our current cash balances and cash generated from operations will be sufficient to fund our operations for at least the next 12 months, we may require additional financing within this time frame. We may seek financing at any time that we determine market conditions are favorable. Additional funding, if needed, may cause dilution to our stockholders or the incurrence of debt and such funding may not be available on terms acceptable to us, or at all.

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

This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, and all of which are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this section entitled “Risks Associated With Our Business and Future Operating Results” and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Our revenues will be adversely affected as a result of economic conditions affecting our target markets

We primarily market our products and services to providers of communications and content services. During the past few years, the telecommunications industry has experienced a difficult economic environment. The substantial number of business failures and the decline in the market value of “dot-com” and other technology companies in the past few years has made it more difficult for emerging communication and electronic content companies to obtain financing for their operations. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Many communications and content companies have significantly reduced their expenditures and have reduced or deferred their purchases of software and related products and the introduction of many new communication services has been delayed or cancelled. Cancellations of existing or planned services also adversely impact potential professional service, maintenance and support revenues. Any general decrease by our customers and potential customers in their rate of software and network investments results in a significant decrease in our revenues and operating income. These trends in technology and software spending dramatically adversely impacted our business in fiscal 2002 and 2003 and will continue to adversely affect our business until conditions improve.

Failure to collect accounts receivable in a timely manner has in the past and may in the future result in significant write-offs, higher accounts receivable reserves and lower cash balances that would adversely affect our financial results and available cash resources.

We expect to incur additional losses and cannot be certain that we will be profitable or generate positive cash flow

In order to be profitable or generate positive cash flow, we must significantly increase our revenues or further reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues to attain profitability in any future period. Moreover, we have already significantly reduced our expenses through a series of restructurings and there may be a limit to our ability to further reduce expenses without significantly damaging our operational capabilities. We incurred net losses of approximately $72.2 million, $395.5 million and $2.3 million for fiscal 2003, 2002 and 2001, respectively.

If we do not generate increased revenues from sales of our products or reduce expenses, we will not be profitable or generate positive cash flow. The decrease in capital expenditures by communications companies as well as the general economic slowdown has adversely affected our revenues and will make it difficult to increase revenues until spending in our target markets increases. We also expect that we will face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we have experienced and may continue to experience price competition that would lower our gross margins and reduce our ability to become profitable. Furthermore, we may offer, in the future, some of our products and services for a “bundled” price, such that a separate price would not be identified for the product and service components. Such a change may significantly delay the timing of our revenue recognition. Another factor that would lower our gross margins is any increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins than our license revenues. Failure to achieve the desired reductions in our expenses will further increase our losses. We cannot be certain that we will achieve operating or net profitability on a quarterly or annual basis. Additionally, failure to achieve a positive cash flow will continue to result in reductions in our existing cash resources.

Our quarterly revenue is generated from a limited number of customers and our customer base is concentrated; the loss of one or more of our customers could cause our business to suffer

A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, America Online accounted for more than 10% of our total revenues during each of the quarters of fiscal 2002. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. Our total revenues could also be adversely affected if revenues from a significant customer in one period are not replaced with revenues from that customer or other customers in subsequent periods. The communication and content industries we have targeted are consolidating, which could reduce the number of potential customers available to us. Moreover, many of our customers may have purchased sufficient quantities of our products to satisfy their current or anticipated requirements. For all of these reasons our business could suffer in the future.

It is difficult to predict the timing of individual orders because Infranet has a long and variable sales cycles and implementation periods

The sales cycle for Infranet varies greatly, generally ranging between 3 to 18 months. Sales cycles have recently lengthened as the competitive environment has become more intense, the financial position of our potential customers has weakened and price discounting has further delayed customer decision processes, as there is less business available from telecommunications companies. Along with systems integrators and our other distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of Infranet. Customers increasingly require vendors to perform proof of concept projects and performance benchmarks as a part of the sales cycles. These tests can further lengthen sales cycles and increase our sales costs. The long sales and implementation cycles for Infranet make it more difficult to predict our future financial results and may cause license revenues and operating results to vary significantly from period to period.

Even after purchase, our customers tend to deploy Infranet slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy Infranet. The length of time to implement and deploy systems involving Infranet may have an impact on the timing and amount of revenues ultimately received from customers, particularly if payments are tied to implementation or production milestones. As a result, the revenues derived from a sale may not be recognized immediately and could be spread over an extended period. As a result, an increase in the period of time over which revenue is recognized may cause a decline in the amount of revenues in the short term.

The markets in which we sell our product are highly competitive and we may not be able to compete effectively

We compete in markets that are intensely competitive and rapidly changing. We face competition from providers of customer management and billing software, such as Amdocs Ltd., Convergys Corporation, CSG Systems International, Inc. and we also compete with systems integrators and with internal information technology departments of larger communications providers. Most of our current principal competitors have significantly more personnel and greater financial, technical, marketing and other resources than we have. Many of our competitors also have more diversified businesses, established reputations in particular market segments, larger customer bases and are not as dependent on customers in our target market.

Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Intense competition has recently been exemplified by deep price discounting by our competitors that has resulted in a lengthening of our sales cycles, price reductions and may threaten our ability to close forecasted business. Additionally, our financial strength or that of a competitor is one factor considered by many potential customers in their vendor selections. Because many of our competitors have greater financial resources than we do, this can adversely affect our ability to be selected by potential customers. Increased competition can result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could harm our business.

Our failure to develop and market products and services that compete successfully with those of other suppliers in the market would harm our business. We anticipate that the market for our products and services will remain intensely competitive.

Our inability to sublease or reduce surplus office space would increase our use of cash and operating expenses and adversely effect operating results and our financial condition

We must periodically acquire and dispose of our office facilities in various locations as the number of existing and projected employees changes for those locations or as existing leases expire. Securing and building out facilities takes significant lead-time. Historically, because of the need to satisfy projected future expansion, the amount of space we have leased is generally more than the amount currently required. Our significant office leases have terms of between 5 and 20 years. As a result, we frequently attempt to sublease the portions of leased facilities that we have leased to meet our future expansion plans but do not currently need. In addition, our reductions in our workforce undertaken over the past year have substantially reduced our facilities requirements in several locations. As a result, we are attempting to sublease the facilities that we have previously leased but do not currently need or to negotiate reductions in our rent obligations relating to those facilities or cancellations of the applicable leases. We have leased approximately 290,000 square feet and 40,000 square feet for our regional headquarters facilities in Cupertino, California and our regional headquarters facilities in Slough, United Kingdom, respectively, through 2010 and 2022, respectively. The amounts leased exceed our current requirements and we plan to sublease a majority of the facilities for a substantial portion, if not the entire balance, of the lease term. There is currently a large amount of vacant commercial real estate in the San Francisco Bay Area and in other locations where we have facilities. Moreover, currently prevailing rental rates in many locations are significantly lower than those that we are obligated to pay under the leases. We may therefore continue to encounter significant difficulties or delays in subleasing our surplus space and may not be able to sublease it for rents equal to those that we are obligated to pay. In connection with our restructuring plan adopted in fiscal 2003, we have vacated additional facilities in the United States and in other locations.

To the extent that we are unable to renegotiate the terms or cancel the applicable leases or to sublease this and other surplus space at an amount equal to our rent obligations for that space or to the extent sublessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we initially anticipated or included within accrued restructuring charges. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and adversely affect our financial results for that period. Cancellation of leases will likely result in use of significant amounts of cash and additional restructuring charges. Furthermore, inability to sublease such space may adversely affect our planned uses of cash and our capital resources. Moreover, we have reduced the amount of the facilities restructuring charges we accrued in fiscal 2003 and 2002 by the estimated amount of sublease income. The assumptions we have made were based on the then current market conditions in the various areas we have vacant space. These market conditions can fluctuate greatly, thus causing our accrual to be inaccurate. If, in future periods, it is determined that we have over accrued for restructuring charges as related to the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our financial statements in the period this was determined. Conversely, if it is determined that our accrual is insufficient, an additional charge would have a significant unfavorable impact on our financial statements in the period this was determined.

Our operating plans rely on our ability to successfully increase the size and scope of our operations in India and a failure to manage that process and organization could affect our operations

In fiscal 2003 we opened an engineering center in Bangalore, India. In fiscal 2004 we plan to significantly increase the size of this organization and expand its scope. The expansion of this organization is an important component of our strategy to address the business needs of our customers, increase our revenues and achieve profitability. A portion of the personnel in this organization is our employees and the balance are provided through an independent contractor. The success of this operation will depend on our ability to attract, train, assimilate or retain sufficient highly qualified personnel in the required periods. A disruption of our relationship with the independent contractor would adversely impact the effectiveness of the India organization and could adversely affect our operations and financial results. Failure to effectively manage and integrate these operations will harm our business and financial results.

Our quarterly operating results may fluctuate in future periods and we may fail to meet expectations

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. Factors that could cause quarterly fluctuations include:

•	variations in demand for our products and services, including decreases caused by reductions in technology spending within our target markets;

•	the timing and execution of individual contracts, particularly large contracts that would materially affect our operating results in a given quarter;

•	large contracts with extensive consulting services may require the use of contract accounting for revenue recognition purposes thereby extending the period of time over which revenue is recognized;

•	our ability to develop and attain market acceptance of enhancements to Infranet and new products and services;

•	market acceptance of new communications services that our products are intended to support;

•	delays in introducing new products and services;

•	new product introductions by our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	announcements of new versions of our products that cause customers to postpone purchases of our current products;

•	the mix of products and services sold;

•	the mix of sales channels through which our products and services are sold;

•	the mix of domestic and international sales;

•	costs related to acquisitions of technologies or businesses;

•	the timing of releases of new versions of third-party software and hardware products that work with our products;

•	our ability to attract, integrate, train, retain and motivate a substantial number of sales and marketing, research and development, technical support and other management personnel with the needed competencies;

•	the variability of future stock-based compensation charges or credits as a result of our stock option repricing during fiscal year 2003;

•	our ability to sublease our excess real estate or renegotiate our leases; and

•	global economic conditions generally, as well as those specific to providers of communications and content services.

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

Our quarterly operating results may fluctuate in future periods due to seasonal variations and we may fail to meet expectations

We may also experience seasonality in our business. In many software companies, the rate of growth or absolute amount of license fee revenues tends to decline from the fourth quarter of one year to the first quarter of the next year, due in part to the structure of sales compensation plans. Our revenue in the first quarter of fiscal 2002 and 2003 was significantly lower than the preceding fourth quarter. If we experience such seasonality in the future our rate of growth or absolute revenues could decline in the first quarter of a fiscal year compared to the preceding fourth quarter. Such seasonality may cause our results of operations to fluctuate or become more difficult to predict and could cause us to fail to meet internal or analyst expected financial results.

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

Our significant international operations make us much more susceptible to risks from international operations

For fiscal 2003 and 2002, we derived approximately 69% and 47% of our revenue, respectively, from sales outside North America. In addition, in fiscal 2003 we opened an engineering center in Bangalore, India. As a result, we face risks from doing business on an international basis, including, among others:

•	reduced protection for intellectual property rights in some countries;

•	licenses, tariffs and other trade barriers;

•	fluctuations in the value of local currencies relative to the United States Dollar and greater difficulties in collecting accounts receivable;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	political and economic instability;

•	seasonal reductions in business activity;

•	terrorism, war or the potential for hostilities;

•	potentially adverse tax consequences;

•	compliance with a wide variety of complex foreign laws and treaties

•	other circumstances, such as epidemics or natural disasters affecting the applicable area or that have a dampening effect on international business or travel; and

•	variance and unexpected changes in local laws and regulations.

We currently have offices in a number of foreign locations including Australia, Canada, China, France, Germany, Italy, India, Japan, Malaysia, Mexico, Poland, Singapore, Spain, South Korea, Sweden, Taiwan and the United Kingdom and may establish additional facilities in other parts of the world. Expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue.

Historically, we have typically denominated most of our international license revenues in U.S. dollars. Because our foreign currency denominated revenues have been minimal, we have not engaged in currency hedging activities. Commencing in fiscal 2003, we denominated a larger number of international transactions in euros and certain other currencies (see also “Impact of Foreign Currency Rate Changes” in Item 3 below.) As a result, we will face greater exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. In order to reduce the effect of foreign currency fluctuations, we may hedge our exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. Failure to effectively hedge foreign currency fluctuations would adversely affect our financial results.

To the extent that we are unable to successfully manage our international business due to any of the foregoing factors, our business could be adversely affected.

Our business will suffer dramatically if we fail to successfully plan and manage changes in the size of our operations

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We have experienced rapid changes in our number of employees in recent years. On February 28, 2003, we had 580 employees compared to 808 on March 15, 2002 and 1,515 employees on January 31, 2001. In 2003, we plan to significantly increase the number of employees and contractors in our India operations. These changes and reorganizations and realignment of personnel have placed, and our anticipated future operations will continue to place, a significant strain on our management resources and our ability to train and allocate sufficient personnel resources to achieve our many objectives. We expect that we will need to continue to evolve our financial and managerial controls and reporting systems and procedures and will need to continue to recruit, train and manage our worldwide work force. We expect that we will have to change our facilities in certain locations and we may face difficulties and significant expenses identifying and moving into suitable office space and subleasing or assigning any surplus space.

In addition, reduction in the number of employees can result in significant severance, administrative and legal expenses. Reductions in the number of personnel or reorganization of responsibilities from personnel in one organization or region to another may also adversely affect, or delay, various sales, marketing and product development programs and activities. This may increase the potential likelihood of other risks, such as delays in product introductions and reduce the effectiveness of general administrative services. Our business will suffer dramatically if we fail to effectively manage changes in the size and scope of our operations.

Our future success depends on our ability to attract and retain qualified personnel

Despite overall reductions in our total headcount, we will continue to hire sales, support, marketing, administrative and research and development personnel in the future. Competition for these individuals is intense and we may not be able to attract, assimilate or retain highly qualified personnel in the future. In particular, our financial success and our ability to increase revenues in the future depend considerably upon the productivity of our direct sales force that has historically generated a majority of our license revenues. This productivity will depend to a large degree on our success in recruiting, training and retaining qualified direct salespeople. Our business will be harmed if we fail to hire or retain qualified personnel, or if newly hired employees, particularly salespeople, fail to develop the necessary sales skills or develop these skills more slowly than we anticipate. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel in general.

We also use systems integrators and other strategic relationships to implement and sell infranet

We have entered into relationships with third-party systems integrators, as well as with hardware platform and software applications developers and service providers. We have derived, and anticipate that we will continue to derive, some portion of our market opportunities and revenues from these relationships. Many of these partners also work with competing software companies and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing and resale of our products versus the products of others. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms, or at all. Our agreements with these parties typically are in the form of nonexclusive referral fee or reseller agreements that are effective for a limited period of time and may be renewed only by mutual agreement of both parties. Therefore, there is no guarantee that any single party will continue to market our products. We could lose sales opportunities if we fail to work effectively with these parties or fail to grow our base of market and platform partners. We may also be at a serious competitive disadvantage if we fail to maintain and enhance these indirect sales channels.

Our business will suffer if our software contains significant errors or our product development is delayed

We face possible claims and higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the “mission critical” nature of Infranet, undetected errors are of particular concern. Complex software, such as ours, always contains undetected errors. The implementation of Infranet, which we accomplish through our services division and with our partners, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. Moreover, some contracts subject us to penalties if we are unable to correct errors within the required time. If our software contains significant undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner we could experience:

•	monetary penalties or contract damages;

•	loss of or delay in revenues and loss of market share;

•	loss of customers;

•	failure to achieve market acceptance;

•	diversion of development and implementation resources;

•	injury to our reputation;

•	increased service and warranty costs;

•	legal actions by customers against us; and

•	increased insurance costs.

Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service giving rise to the damages or to a multiple of such amounts. However, these contractual limitations on liability may not be enforceable, in certain jurisdictions and under certain circumstances, and we may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers’ internal systems. A product liability claim, whether or not successful, could harm our business by increasing our costs, damaging our reputation and distracting our management.

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

Our proprietary rights may be inadequately protected and there is a risk of infringement

Our success and ability to compete depend substantially upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. In addition, current or former employees may seek employment with our business partners, customers or competitors. Although our employees are required to sign confidentiality agreements at the time of hire, we cannot assure you that the confidential nature of certain proprietary information will be maintained in the course of such future employment. Policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Others may develop technologies that are similar or superior to our technology. Moreover, as the functionality of products in different industry segments overlaps, we expect that our software products may in the future become subject to third-party infringement claims. Some of our competitors in the market for customer management and billing software may have filed or may intend to file patent applications covering aspects of their technology upon which they may claim our technology infringes. Any litigation, brought by us or by others, could be time-consuming and costly and could divert the attention of our technical and management personnel. In addition, litigation could cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, or at all, and could have a material and adverse impact on our gross margins and profitability. If a successful claim of product infringement were made against us, our business could be significantly harmed.

We incorporate software licensed from third parties into infranet and any significant interruption in the availability of these third-party software products or defects in these products could harm our business in the short-term

Portions of Infranet incorporate software developed and maintained by third-party software vendors. We may incorporate additional software from third-party vendors and developers in our future products. Any significant interruption in the availability of these third-party software products or defects in these products or future products could harm our sales unless and until we can secure another source. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated. The absence of, or any significant delay in, the replacement of that functionality could result in delayed or lost sales and increased costs and could harm our business in the short-term.

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

The cases have been consolidated into a single action, and a consolidated complaint was filed on April 19, 2002. These actions are part of the IPO Securities Litigation against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against us. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions has been dismissed and discovery is expected to begin in the near future.

An unfavorable resolution of these matters could materially affect our future results of operations or cash flows in a particular period. In addition, the litigation has been, and may continue to be, time-consuming and costly and could divert the attention of our management personnel.

The price of our common stock has been and will continue to be volatile

The trading price of our common stock has fluctuated significantly in the past and will continue to fluctuate in the future. For example, the price of our common stock through January 31, 2003 has fluctuated between $83.93 and $0.21 per share. Future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

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

In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which have often been unrelated to the operating performance of these companies or our company. Decreases in the trading prices of stocks of technology companies are often precipitous. For example, the price of our stock dropped rapidly and significantly during the first quarter of fiscal 2001, during the fourth quarter of fiscal 2001 and during the first quarter of fiscal 2002.

If the market for our products does not improve, we may be forced to incur restructuring charges in addition to the $71.0 million charge, the $6.1 million charge and the $30.4 million charge we incurred in the fiscal year ended January 31, 2002, the quarter ended July 31, 2002 and the quarter ended October 31, 2002, respectively

During the fiscal year ended January 31, 2002 and the quarters ended July 31, 2002 and October 31, 2002 we incurred charges of $71.0 million, $6.1 million and $30.4 million, respectively, in connection with restructuring plans implemented to reduce our cost structure. These restructuring plans were implemented in response to the continued global deferral of capital expenditures by telecommunications companies, as well as the general downturn in the economy. If the poor market environment for telecommunications and content service providers continues and capital expenditures continue to be deferred or our business otherwise continues to suffer, we may implement additional restructuring plans to further reduce our cost structure and incur additional restructuring charges. Any additional restructuring charges could have a material adverse effect on our financial results.

Anti-takeover provisions in our Charter Documents, Stockholder Rights Plan and in Delaware Law could prevent or delay a change in control and, as a result, negatively impact our stockholders

We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have adopted a stockholder rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a potential acquirer, who attempts to acquire us on terms not approved by our Board of Directors. This could prevent us from being acquired or reduce the price paid by any potential acquirer. In addition, our certificate of incorporation grants the Board of Directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock that could have a material adverse effect on the market value of our common stock. In addition, the following factors could also delay or prevent a change in control:

•	our classified Board;

•	certain provisions of our charter; and

•	certain provisions of our Bylaws.

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

We received a letter from Nasdaq stating that if we are unable to comply with the minimum bid price of $1.00, our common stock will be delisted

We received a letter dated January 30, 2003 from the staff of the Nasdaq Stock Market, or Nasdaq, which notified us that the bid price for our common stock had been below $1.00 per share for a period of thirty consecutive days. Nasdaq advised us that we would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain the listing of our common stock on the Nasdaq National Market. Subsequently, Nasdaq extended the period by an additional 90 days to July 29, 2003.

On January 31, 2002, our stockholders approved an amendment of our certificate of incorporation to effectuate a reverse stock split of between 5-for-1 and 15-for-1. Such a reverse split would have the effect of increasing the price per share. The decision to effectuate the stock split and the specific ratio within the approved range is subject to the discretion of the Board of Directors. However, there is no assurance that the market price per share of our common stock following the reverse stock split will remain in excess of the $1.00 minimum bid price as required by Nasdaq National Market or that we will otherwise meet the requirements of the Nasdaq National Market for continued inclusion for trading on Nasdaq. A reverse stock split could negatively impact the value of our common stock by allowing additional downward pressure on the stock price as its relative value becomes grater following the reverse split. In addition, liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split. It is our intent to comply with and meet the requirements for continued Nasdaq National Market listing.

Financial difficulties of companies we have invested in could adversely affect our financial results

We have made investments in several companies and may make investments in others in the future. If at any time our investment in a company were deemed impaired, we may be required to reduce the book value of that investment, which would in turn reduce our earnings in that period. Such investments could be deemed impaired, for example, if the financial condition of those companies deteriorates. We have reduced the value of some of these investments previously. Because the financial condition of these companies is outside our control, we cannot predict if, or when, we would be required to reduce the value of such investments. As of January 31, 2003, we had approximately $1.5 million (total investment of $2.0 million net of a $0.5 million write down) invested in other companies.

Acquisitions of companies or technologies may result in further disruptions to our business and management due to difficulties in assimilating personnel and operations

We may make acquisitions or investments in other companies, products or technologies. If we make any acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

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

The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for Portals’ investment portfolios as of January 31, 2003. This table does not include cash because cash is not subject to market risk. It also does not include long-term investments as they are held to maturity and, therefore, near-term changes in market rates will not result in losses. (In thousands, except weighted average yields.)

	Maturing within 1 Year	Maturing within 2 Years	Thereafter	Total
As of January 31, 2003:
Cash Equivalents	$8,400	$—	$—	$8,400
Weighted Average Yield	1.27%	—%	—%	1.27%
Investments	26,148	6,102	—	32,250
Weighted Average Yield	1.70%	2.00%	—%	1.76%

Total Portfolio	$34,548	$6,102	$—	$40,650
Weighted Average Yield	1.60%	2.00%	—%	1.66%

Impact of Foreign Currency Rate Changes

During fiscal 2003, most local currencies of our international subsidiaries strengthened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact on our results. For the fiscal year ended January 31, 2003, there was an immaterial currency exchange impact from our intercompany transactions. To date, we have not engaged in foreign currency hedging.

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

The following financial statements are filed as part of this report:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Portal Software, Inc.

We have audited the accompanying consolidated balance sheets of Portal Software, Inc. as of January 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed at Item 15(a) of this Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the management of Portal Software, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Portal Software, Inc. at January 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2002, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    ERNST & YOUNG LLP

San Jose, California

February 17, 2003

PORTAL SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	January 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$21,502	$36,318
Short-term investments	30,641	75,463
Accounts receivable, net of allowance for doubtful accounts of $2,458 and $7,869 at January 31, 2003 and 2002, respectively	22,467	22,323
Restricted short-term investments	1,609	1,718
Deferred income taxes	—	2,733
Prepaid expenses and other current assets	4,026	5,083

Total current assets	80,245	143,638
Property and equipment, net	22,798	43,146
Purchased developed technology, net	4,655	7,315
Restricted long-term investments	13,412	15,414
Other assets	2,624	3,693

	$123,734	$213,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,699	$4,079
Accrued employee benefits	8,821	12,136
Current portion accrued restructuring costs	13,418	11,991
Other accrued liabilities	8,421	17,571
Current portion of capital lease obligations	11	587
Deferred revenue	23,955	37,466

Total current liabilities	59,325	83,830
Long-term notes payable	1,679	1,658
Long-term portion of capital lease obligations	—	11
Long-term deferred income taxes	—	2,733
Long-term accrued restructuring costs	26,903	22,990
Other liabilities	8	49
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series: 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized at January 31, 2003; 178,303 and 174,948 shares issued and outstanding at January 31, 2003 and January 31, 2002, respectively	178	175
Additional paid-in capital	540,994	536,249
Accumulated other comprehensive income (loss)	294	(709)
Notes receivable from stockholders	(69)	(79)
Deferred stock compensation	—	(335)
Accumulated deficit	(505,578)	(433,366)

Stockholders’ equity	35,819	101,935

	$123,734	$213,206

See accompanying notes.

PORTAL SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended January 31,
	2003	2002	2001
Revenues:
License fees	$44,481	$70,598	$180,334
Services	76,609	84,192	87,973

Total revenues	121,090	154,790	268,307

Costs and expenses:
Cost of license fees	324	1,349	4,917
Cost of services	44,505	61,182	59,555
Amortization and impairment of purchased developed technology	4,596	5,265	862
Research and development	35,704	58,780	57,685
Sales and marketing	51,900	81,309	96,836
General and administrative	15,747	38,508	31,886
Stock compensation charges (1)	2,272	1,992	3,726
In-process research and development	—	—	9,200
Amortization of goodwill	—	31,127	14,864
Reduction in intangibles due to impairment	486	199,158	—
Restructuring costs	36,546	71,020	—
Impairment of long-lived assets	1,470	—	—

Total costs and expenses	193,550	549,690	279,531

Loss from operations	(72,460)	(394,900)	(11,224)
Interest and other income, net	3,009	8,120	12,898
Write-down of impaired investments	—	(4,000)	—

Income (loss) before income taxes	(69,451)	(390,780)	1,674
Provision for income taxes	(2,761)	(4,720)	(3,981)

Net loss	$(72,212)	$(395,500)	$(2,307)

Basic and diluted net loss per share	$(0.41)	$(2.30)	$(0.01)

Shares used in computing basic and diluted net loss per share	176,388	171,989	159,865

(1) Stock compensation charges relates to the following expense categories:

Cost of services	$475	$312	$603
Research and development	826	683	1,198
Sales and marketing	636	561	1,084
General and administrative	335	436	841

Total	$2,272	$1,992	$3,726

See accompanying notes.

PORTAL SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accum- ulated Other Compre- hensive Income (Loss)	Notes Receivable from Stock- holders	Deferred Stock Compen- sation	Accum- ulated Deficit	Total Stock- holders’ Equity
	Shares	Amount
Balances at January 31, 2000	158,926,500	$159	$251,047	$(639)	$(259)	$(6,379)	$(35,559)	$208,370
Comprehensive loss:
Net unrealized gain on investments	—	—	—	1,503	—	—	—	1,503
Translation adjustment and other	—	—	—	(732)	—	—	—	(732)
Net loss	—	—	—	—	—	—	(2,307)	(2,307)

Total comprehensive loss								(1,536)

Issuance of common stock upon exercise of stock options, net of repurchases	4,469,453	4	14,615	—	132	—	—	14,751
Tax benefits from employee stock option plans	—	—	5,050	—	—	—	—	5,050
Issuance of common stock upon acquisition of Solution42	6,818,188	7	248,751	—	—	—	—	248,758
Issuance of common stock pursuant to Employee Stock Purchase Plan	1,130,305	1	7,269	—	—	—	—	7,270
Amortization of deferred stock compensation	—	—	—	—	—	3,726	—	3,726

Balances at January 31, 2001	171,344,446	171	526,732	132	(127)	(2,653)	(37,866)	486,389
Comprehensive loss:
Net unrealized loss on investments	—	—	—	(183)	—	—	—	(183)
Translation adjustment and other	—	—	—	(658)	—	—	—	(658)
Net loss	—	—	—	—	—	—	(395,500)	(395,500)

Total comprehensive loss								(396,341)

Issuance of common stock upon exercise of stock options, net of repurchases	1,212,607	2	2,279	—	—	—	—	2,281
Issuance of common stock pursuant to Employee Stock Purchase Plan	2,390,743	2	7,351	—	—	—	—	7,353
Amortization of deferred stock compensation	—	—	—	—	—	1,992	—	1,992
Payments on shareholder notes receivable	—	—	—	—	48	—	—	48
Stock options assumed upon acquisition of BayGate	—	—	289	—	—	(134)	—	155
Reduction of deferred stock compensation related to terminations	—	—	(402)	—	—	460	—	58

Balances at January 31, 2002	174,947,796	175	536,249	(709)	(79)	(335)	(433,366)	101,935
Comprehensive loss:
Net unrealized loss on investments	—	—	—	(574)	—	—	—	(574)
Translation adjustment and other	—	—	—	1,577	—	—	—	1,577
Net loss	—	—	—	—	—	—	(72,212)	(72,212)

Total comprehensive loss								(71,209)

Issuance of common stock upon exercise of stock options, net of repurchases	720,281	1	380	—	—	—	—	381
Issuance of common stock pursuant to Employee Stock Purchase Plan	1,952,738	2	1,902	—	—	—	—	1,904
Compensation charge related to employee stock options	—	—	1,977	—	—	—	—	1,977
Amortization of deferred stock compensation	—	—	—	—	—	295	—	295
Payments on shareholder notes receivable	—	—	—	—	10	—	—	10
Issuance of common stock related to acquisition of Solution42	681,812	—	486	—	—	—	—	486
Reduction of deferred stock compensation related to terminations	—	—	—	—	—	40	—	40

Balances at January 31, 2003	178,302,627	$178	$540,994	$294	$(69)	$—	$(505,578)	$35,819

See accompanying notes.

PORTAL SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(72,212)	$(395,500)	$(2,307)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,295	17,966	8,416
Stock compensation charges	2,272	1,992	3,726
In-process research and development	—	—	9,200
Amortization of purchased intangibles and goodwill	3,202	35,377	15,726
Reduction in intangibles due to impairment	1,880	199,158	—
Restructuring costs	14,071	13,421	—
Impairment of long-lived assets	1,470	—	—
Write-down of impaired investments	—	4,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(144)	60,902	(52,113)
Prepaids and other current assets	514	3,463	(5,417)
Other assets	1,400	785	(2,175)
Accounts payable	620	(5,917)	2,594
Accrued employee benefits	(3,315)	(12,271)	14,864
Other accrued liabilities	(3,131)	22,579	8,478
Deferred revenue	(13,511)	(29,470)	33,564

Net cash provided by (used in) operating activities	(57,589)	(83,515)	34,556

INVESTING ACTIVITIES:
Purchases of short-term investments	(181,997)	(184,089)	(136,463)
Sales and maturity of short-term investments	168,627	97,699	43,320
Maturity of short-term investments	56,972	149,978	106,857
Purchases of restricted long-term investments	(1,289)	(6,992)	(2,747)
Sales and maturity of restricted long-term investments	3,784	3,000	2,237
Purchases of property and equipment	(6,591)	(12,634)	(40,329)
Purchases of private equity investments	—	—	(5,000)
Proceeds from sale of private equity investments	—	1,112	—
Cash acquired from (used in) acquisitions	—	(2,103)	2,459

Net cash provided by (used in) investing activities	39,506	45,971	(29,666)

FINANCING ACTIVITIES:
Payments received from stockholder notes receivable	10	48	132
Repayment of notes payable	(18)	(2,391)	—
Principal payments under capital lease obligations	(587)	(2,093)	(1,142)
Proceeds from issuance of common stock, net of repurchases	2,285	9,634	21,890

Net cash from financing activities	1,690	5,198	20,880

Effect of exchange rate on cash and cash equivalents	1,577	(659)	(334)

Net increase (decrease) in cash and cash equivalents	(14,816)	(33,005)	25,436
Cash and cash equivalents at beginning of year	36,318	69,323	43,887

Cash and cash equivalents at end of year	$21,502	$36,318	$69,323

Supplemental disclosures of cash flow information:
Interest paid	$149	$172	$181

Income taxes paid	$2,356	$1,865	$145

Supplemental disclosures of non-cash financing activity:
Equipment acquired under capital lease obligations	$—	$—	$1,540

Issuance of common stock for acquisition of Solution42	$486	$—	$248,758

Stock options assumed upon acquisition of BayGate	$—	$289	$—

See accompanying notes.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Significant Accounting Policies:

Nature of Business and Basis of Presentation

Portal Software, Inc., or Portal, develops, markets, and supports product-based customer management and billing software solutions for communications and content service providers. Portal’s convergent platform enables service providers to deliver voice, data, video and content services with multiple networks, payment models, pricing plans and value chains. Portal markets its products worldwide through a combination of a direct sales force and distribution partners. Substantially all of Portal’s license revenues are derived from sales of its Infranet product line.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based upon information available as of the date of the financial statements. Actual results could differ materially from those estimates.

Revenue Recognition

We recognize revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements are very complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue recognition policy.

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Pursuant to the requirements of Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” Portal uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. VSOE for undelivered elements is based on normal pricing for those elements when sold separately and, for maintenance services, is additionally measured by the renewal rate. The software is considered to have been

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

delivered when we have provided the customer with the access codes that allow for immediate possession of the software. Our revenue recognition policy takes into consideration the creditworthiness of the customer in determining the probability of collection as a criterion for revenue recognition. The determination of creditworthiness requires the exercise of judgment, which affects our revenue recognition. If a customer is deemed to not be creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash. The creditworthiness of customers is re-assessed on a regular basis and revenue is deferred until cash receipt, if appropriate. Additionally, when we enter into contracts with industry-standard payment terms, it is Portal’s policy to recognize such revenue when the customer is deemed to be creditworthy and collection of the receivable is probable. Revenue from arrangements with customers who are not the ultimate users, such as resellers, is not recognized until evidence of an arrangement with an end user has been received. Our policy should we enter into a transaction with a customer to purchase the customer’s products contemporaneously with the customer’s purchase of software from Portal, is to recognize the amount of license fees paid to Portal net of the fees paid for the customer’s products.

Services revenues are primarily comprised of revenue from product deployment, follow-on enhancements and other consulting fees, maintenance agreements and training. When licenses arrangements include services, the license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services are not essential to the functionality of the software. When software services are not considered essential, which has been the case in the majority of our license arrangements, the revenue related to the time and materials services is recognized as the services are performed. Portal recognizes consulting revenue as services are performed. If a services agreement includes milestones Portal does not recognize revenue until customer acceptance has occurred. To date, management has been successful in estimating efforts required under its services contracts, including its fixed price contracts, and accordingly, has not incurred any losses on its fixed priced contracts. In the event that cost estimates exceed revenues in the future, we will accrue for the estimated losses if and when the losses become evident.

For arrangements that do not meet the above criteria, both the license revenues and services revenues are recognized under the percentage-of-completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Portal follows the percentage-of-completion method since reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage-of-completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours at project completion. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Portal periodically updates its revenue recognition policies to reflect changes in the marketplace, its business practices and experiences with its customers to ensure compliance with revenue recognition rules and good business practices. During the quarter ended July 31, 2002 Portal revised its policy to better reflect industry practices and the shift in Portal’s customer base from Internet service providers to diversified telecommunications companies. The new policy continues to ensure compliance with technical pronouncements associated with software revenue recognition. Previously, Portal’s policy presumed that arrangements with

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment terms extending beyond 60 days did not meet the criteria for fixed and determinable fees. Under Portal’s revised policy, arrangements with payment terms extending beyond 60 days may meet the fixed and determinable fee criteria based upon Portal’s evaluation of the risk of concession, subject to review and approval by Portal’s Chief Financial Officer. This change increased revenue recognized during the year ended January 31, 2003 by approximately $0.5 million.

Research and Development

Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards Number 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on Portal’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by Portal between the completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, through January 31, 2003, Portal has charged all such costs to research and development expense in the period incurred.

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

No individual customer accounted for 10% or more of total revenue during fiscal 2003 and fiscal 2001. One customer, AOL Time Warner, accounted for 20% of total revenue during fiscal 2002.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established through a charge to general and administrative expenses. This allowance is for estimated losses resulting from our customers’ failure or inability to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. The use of different estimates or assumptions could produce different allowance balances. Our customer base is highly concentrated in the communications and content service provider industries. Several of the leading companies in these industries have experienced financial difficulty. If collection is not probable at the time the transaction is consummated, we do not recognize revenue until cash is collected. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During fiscal 2003, Portal reversed approximately $1.1 million from its allowance for doubtful accounts as such amounts were no longer considered necessary. During fiscal 2002 and 2001 Portal added approximately $11.0 million and $2.1 million, respectively, to its allowance for doubtful accounts. Write-offs of uncollectible accounts totaled $4.3 million, $6.0 million and $0.4 million for fiscal 2003, 2002 and 2001, respectively.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

Portal operates solely in one segment, the development and marketing of business infrastructure software. Portal’s foreign operations consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network as well as an engineering and development center in India. Portal’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and certain direct expenses by geographic region for purposes of making operating decisions and assessing financial performance. Portal’s assets are primarily located in its corporate office in the United States and are not allocated to any specific region, therefore Portal does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

Portal’s revenue outside of North America represented 69%, 47% and 41% of total revenues in fiscal 2003, 2002 and 2001, respectively, and were derived from sales to Europe (which is defined by Portal as Europe, Middle East and Africa) and Intercontinental (which is defined by Portal as Asia-Pacific, Japan and Latin America.) European revenues for these years were $64.1 million, $48.3 million and $64.9 million and Intercontinental revenues were $19.4 million, $24.8 million and $46.4 million, respectively. Revenues from the United Kingdom were $20.1 million in fiscal 2003. No one country was greater than 10% of revenues in fiscal 2002 and 2001.

Fair Value of Financial Instruments

The fair value of short-term and long-term notes payable and short-term and long-term capital lease obligations is estimated based on current interest rates available to Portal for debt instruments with similar terms, degrees of risk and remaining maturities. At January 31, 2003 and 2002, the carrying values of these obligations approximate their respective fair values.

Advertising

Portal expenses advertising costs as incurred. There were no advertising expenses recorded for fiscal 2003 and approximately $0.2 million and $0.9 million for fiscal 2002 and 2001, respectively.

Cash, Cash Equivalents, Short-Term and Long-Term Investments

Portal considers all highly liquid, low-risk debt instruments with an original maturity, at the date of purchase, of three months or less to be cash equivalents. At January 31, 2003 and 2002, cash equivalents and short-term investments consist primarily of commercial paper, corporate notes, money market funds and government securities. All short-term investments mature within 24 months.

Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards Number 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders’ equity. Debt and discount securities are adjusted for straight-line amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method and are immaterial for all periods presented.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule summarizes the estimated fair value of Portal’s cash, cash equivalents and short-term investments (in thousands):

	January 31,
	2003	2002
Cash and cash equivalents:
Cash	$13,108	$7,895
Money market funds	8,394	16,435
U.S. Government securities	—	11,988

	$21,502	$36,318

Short-term investments at January 31, 2003:

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Corporate notes	$7,398	$30	$—	$7,428
U.S. Government securities	24,810	17	(5)	24,822
Restricted investments	(1,609)	—	—	(1,609)

	$30,599	$47	$(5)	$30,641

Short-term investments at January 31, 2002:

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Corporate notes	$39,086	$583	$—	$39,669
U.S. Government securities	35,485	33	—	35,518
Commercial paper	1,993	1	—	1,994
Restricted investments	(1,718)	—	—	(1,718)

	$74,846	$617	$—	$75,463

The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands):

	January 31,
	2003	2002
Due within one year	$11,726	$59,512
Due within two years	20,524	17,669
Restricted short-term investments	(1,609)	(1,718)

	$30,641	$75,463

As of January 31, 2003 restricted short-term investments of $1.6 million combined with restricted long-term investments of $13.4 million represent collateral for five letters of credit and four bank guarantees. The five letters of credit totaling $10.2 million were issued in lieu of a cash security deposit and are renewable annually and expire on various dates from October 31, 2005 through March 5, 2021. Two of the bank guarantees totaling

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.1 million were issued to secure outstanding bank loans of former shareholders of Solution42 and expire on April 30, 2003 and December 31, 2017. The remaining two bank guarantees totaling $0.5 million were issued in support of Portal’s compliance with performance obligations to two customers and expire during 2004. Restricted investments consist of corporate bonds and U.S. Government securities maturing over a period of one to two years.

Restricted long-term investments of $13.4 million consisted of $7.0 million of investments classified as available-for-sale with no unrealized gains and losses as of January 31, 2003. Restricted long-term investments of $6.4 million were classified as held-to-maturity and, consequently, unrealized gains and losses are not recorded as the amortized cost approximated fair value as of January 31, 2003.

At January 31, 2002 restricted short-term investments of $1.7 million combined with restricted long-term investments of $15.4 million represented collateral for five letters of credit and one bank guarantee. The five letters of credit were issued in lieu of a cash security deposits and the bank guarantee was issued to secure outstanding bank loans of former shareholders of Solution42 for $1.6 million. The restricted investments consisted of corporate bonds maturing over a period of one to two years.

Portal also invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) as of January 31, 2003 and 2002. The investments are accounted for using the cost method as Portal does not have the ability to exercise significant influence over the operations of these companies and Portal’s investment is less than 20% of the outstanding voting shares in each entity. Portal monitors its investments for other than temporary impairment, basing its assessment on a review of the investee’s operations and other indicators. Other indicators include, but are not limited to, limited capital resources, limited prospects of receiving additional financing and prospects for liquidity of the related securities.

On July 31, 2001, we held non-marketable securities for three private companies, each with an original cost basis of $2.0 million. During fiscal 2002, two of the three companies demonstrated cash burn rates significantly in excess of their respective working capital levels and their anticipated access to funding. Further, both companies were in loss positions and, despite efforts to reduce their respective spending levels, continued to record losses due to slow growing revenues. Considering the downturn in the economy, we believed that it would be difficult for the companies to obtain additional financing. Consequently, we believed that these were indicators that these non-marketable investments experienced other than temporary declines in value as of July 31, 2001. As Portal did not foresee these investments generating any value or cash in the foreseeable future, and as such did not foresee the investments returning to the valuation levels at the time of Portal’s initial investment, we deemed the decline in value to be other than temporary and consequently wrote-off the $4.0 million of cost to $0 during this quarter.

The remaining $1.5 million (total initial investment of $2.0 million net of a $0.5 million write down) was determined to not be impaired based upon a review of the company’s financial statements and their business plan. Even though the company is still generating losses, it has experienced growth in revenues and has continued to make concerted efforts to reduce its cost structure. We will continue to monitor our investment in this company for signs of potential impairment.

Depreciation and Amortization

Depreciation on office and computer equipment and furniture is computed using the straight-line method over estimated useful lives of two to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or their estimated useful lives, typically five years.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill is carried at cost less accumulated amortization. Amortization, through the year ended January 31, 2002, is computed using the straight-line method over the estimated economic life of four years. During fiscal 2002, Portal recorded a charge of $194.5 million to reflect the impairment of goodwill. Goodwill was further reduced in 2002 by $3.5 million due to the reversal of excess accrued direct acquisition costs. As of January 31, 2002 there was no remaining balance in goodwill.

Impairment of Long-Lived Assets

Portal evaluates the carrying value of long-lived assets and intangibles, including goodwill, whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On a regular basis, the estimated future net cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management’s best estimates, using appropriate assumptions and projections at the time.

Upon adoption of Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), in its fiscal year beginning February 1, 2002, Portal is required to present specific disclosures under the transitional provisions of SFAS 142. The following table presents the loss for all periods presented, as adjusted, to exclude the amortization of goodwill (in thousands, except per share data; unaudited):

	Years ended January 31,
	2003	2002	2001
Net loss as reported	$(72,212)	$(395,500)	$(2,307)
Add: Amortization of goodwill	—	31,127	14,864

Adjusted net loss	$(72,212)	$(364,373)	$12,557

Basic and diluted net loss per share:
Net loss per share as reported	$(0.41)	$(2.30)	$(0.01)
Add: Amortization of goodwill per share	—	0.18	0.09

Adjusted net loss per share	$(0.41)	$(2.12)	$0.08

During the quarter ended October 31, 2002, Portal recorded charges of $2.9 million in impairment of assets related to computer equipment and software that we abandoned. Of the total impairment charge, $1.4 million was related to third-party software for which some of the functionality was integrated into Portal’s product. The entire software was abandoned after Portal re-assessed its need for it and decided against further integration due to the reductions in workforce. The impairment of this software is included in Amortization and Impairment of Purchased Developed Technology in the Consolidated Statements of Operations. The remaining $1.5 million in impairment of assets is included in Impairment of Long-lived Assets in the Consolidated Statements of Operations.

During the fiscal year ended January 31, 2002, Portal identified indicators of possible impairment of the intangible assets arising from its acquisition of Solution42. The indicators of impairment included the other than temporary decline in market values of technology companies in general and Portal specifically. Portal’s stock price experienced a steady decline over the course of several quarters, with a slight rebound at the end of the first quarter of fiscal 2002. The slight rebound in stock prices appeared to indicate that the decline in market values

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may be temporary, but the stock continued on a downward trend in the second quarter of fiscal 2002. Had Solution42 been an independent company, Portal concluded that its valuation would have declined in a similar manner to Portal’s based on the similarity of products, target markets and declining revenue. Additionally, in the second quarter of fiscal 2002 the forecasted revenue for Solution42 products deteriorated significantly from the forecasts made at the time of the acquisition. In connection with Portal’s restructuring plans (see Restructuring Costs below), it planned to reduce its headcount overseas which included many Solution42 employees and cancelled research and development activities related to the Solution42 product, both of which were a result of an other than temporary deterioration in the business climate and a drastic reduction in forecasted revenue opportunities.

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

During the quarter ended October 31, 2001, Portal further reduced goodwill by $3.5 million due to the reduction of accrued direct acquisition costs. During the final quarter of fiscal 2002, Portal identified additional indicators of impairment of its remaining Solution42 long-lived assets. As a result, Portal recorded charges of $1.1 million and $2.2 million to reflect the impairment of the remaining balance of goodwill and a portion of the purchased developed technology, respectively. In the fourth quarter of 2003, we issued 681,812 shares valued at $0.5 million to the former Solution42 shareholders under the terms of the original purchase agreement, resulting in an additional goodwill impairment charge during the quarter.

Due to the lack of revenues generated from BayGate products together with the October 2001 reduction of workforce associated with BayGate’s product, Portal cancelled the further planned development of BayGate-related products. Based on these key factors, Portal recorded a charge of $2.5 million during the quarter ended October 31, 2001, to reflect the impairment of the remaining balance of the purchased developed technology related to its investment in BayGate.

Portal did not record any write-downs of long-lived assets during fiscal 2001.

Net Loss Per Share

In accordance with Financial Accounting Standards Number 128, “Earning Per Share”, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net loss per share for each of the three years in the period ended January 31, 2003 (in thousands, except per share data):

	Years ended January 31,
	2003	2002	2001
Basic and diluted:
Net loss	$(72,212)	$(395,500)	$(2,307)

Weighted-average shares of common stock outstanding	176,461	172,902	163,920
Less: Weighted-average shares subject to repurchase	(73)	(913)	(4,055)

Weighted-average shares used in computing basic net loss per share	176,388	171,989	159,865

Net loss per share	$(0.41)	$(2.30)	$(0.01)

Portal has excluded outstanding warrants and stock options from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share was 3,465,723, 4,524,517 and 14,973,964 for fiscal 2003, 2002 and 2001, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method. See Note 8 for further information on these securities.

Stock-Based Compensation

Portal has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee and director stock-based awards. An alternative method prescribed by Statement of Financial Accounting Standards Number 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”), as amended by Statement of Financial Accounting Standards Number 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB Opinion Number 25, Portal does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed.

Prior to January 31, 1999, the fair value for these awards was estimated at the date of grant using the minimum value options pricing model. Subsequent to this date, Portal estimated fair value based on the Black-Scholes option pricing model. These models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Portal’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted was estimated using the following weighted-average assumptions:

	Options			Employee Stock Purchase Plan
	Years Ended January 31,			Years Ended January 31,
	2003	2002	2001	2003	2002	2001
Risk-free interest rate	4.0%	5.0%	5.5%	4.0%	5.0%	5.5%
Expected life (years)	4.5	5.0	5.0	0.5	0.5	0.5
Volatility	90%	90%	90%	90%	90%	90%
Dividend yield	0%	0%	0%	0%	0%	0%

The weighted average fair value, per share, of options granted for the years ended January 31, 2003, 2002 and 2001 was $0.96, $1.70 and $10.47, respectively.

Summarized below are the pro forma effects on net loss and net loss per share as if Portal had elected to use the fair value approach prescribed by SFAS 123 (in thousands, except per share amounts):

	Years Ended January 31,
	2003	2002	2001
Net loss, as reported	$(72,212)	$(395,500)	$(2,307)
Add: Stock-based employee compensation included in reported net loss	2,272	1,992	3,726
Deduct: Stock-based employee compensation expense determined under the fair value method for all stock option grants (SFAS 123)	(51,237)	(79,984)	(81,684)

Pro forma net loss	$(121,177)	$(473,492)	$(80,265)

Basic and diluted net loss per share:
As reported	$(0.41)	$(2.30)	$(0.01)

Pro forma	$(0.69)	$(2.75)	$(0.50)

Reclassifications

Certain amounts in the prior fiscal year have been reclassified to conform to the presentation adopted in the current fiscal year. Accrued restructuring liabilities have been reclassified between current and long-term liabilities in the Consolidated Balance Sheets. Certain costs classified as research and development expenses in prior fiscal periods have been reclassified to Amortization and Impairment of Purchased Developed Technology on the Consolidated Statements of Operations.

Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board issued SFAS 145, “Rescission of FASB Statement Numbers 4, 44, and 62, Amendment of FASB Statement Number 13 (“SFAS 13”), and Technical Corrections” which requires the gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required. Additionally, SFAS 145 amends SFAS 13, requiring certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for subleases when the original lessee remains as a guarantor. Adoption of SFAS 145 is required for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have any impact on our financial statements.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which supersedes Emerging Issues Task Force (“EITF”) Issue 94-3. SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements will not be restated. The adoption of SFAS 146 did not have a significant impact on our financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Badsed Compensation”, to provide alternative methods of transition to the FAS 123 fair value method of accounting for stock-based employee compensation. In addition, FAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under FAS 148, we are adopting only the disclosure provisions of that accounting standard.

In November 2002, the FASB issued FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”.) FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Our license agreements include indemnification for infringements of third party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties as we do not believe any losses are probable. We have also issued letters of credit totaling $10.2 million related to our leased facilities, $2.1 million related to bank guarantees issued to the former shareholders of Solution42 and $0.5 million of other bank guarantees. We do not have any other guarantees. The adoption of FIN 45 did not have a significant impact on our financial position or results of operations.

Note 2.    Property and Equipment

Property and equipment is recorded at cost and consists of the following (in thousands):

	January 31,
	2003	2002
Land and buildings	$2,142	$1,706
Office and computer equipment	30,770	50,367
Furniture and fixtures	2,172	8,373
Leasehold improvements	8,246	12,611

	43,330	73,057
Accumulated depreciation and amortization	(20,532)	(29,911)

Property and equipment, net	$22,798	$43,146

Included in property and equipment were assets acquired under capital lease obligations and notes payable (see Note 5.) Assets acquired under capital leases had a cost of approximately $0.1 million and $4.5 million at January 31, 2003 and 2002, respectively, with related accumulated depreciation of approximately $0.1 million and $3.0 million at January 31, 2003 and 2002, respectively. There were no assets acquired with notes payable during the years ended January 31, 2003 and 2002.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2003, property and equipment with an original cost of approximately $35.2 million was written down to its net realizable value as part of the restructuring program and impairment of assets.

During fiscal 2003, 2002 and 2001 depreciation expense amounted to $9.0 million, $17.7 million and $7.6 million, respectively.

Note 3.    Acquisitions

On May 10, 2001, Portal purchased all of the outstanding stock of privately held BayGate, Inc (“BayGate”) for $2.2 million in cash and up to an additional $2.5 million in cash based on achievement of certain revenue and engineering objectives. BayGate was a provider of database management software. The acquisition was completed in July 2001 and was accounted for as a purchase. Using the income approach, which estimates the net present value of future earnings and cash flow potential, Portal estimated a total potential value of $6.6 million for purchased developed technology. Based on consideration given at the time of acquisition, the amount allocated to purchased developed technology was $4.1 million. Upon achievement of specified revenue and engineering objectives, the additional consideration would have been allocated to purchased developed technology. The consolidated financial statements include the operating results of BayGate from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Amounts allocated to developed technology were being amortized over its estimated useful life of three years.

Due to the lack of revenues generated from BayGate products together with the October 2001 reduction of workforce (see Note 4) associated with BayGate’s product, Portal cancelled the further planned development of BayGate-related products. Based on these key factors, Portal recorded a charge of $2.5 million during the quarter ended October 31, 2001, to reflect the impairment of purchased developed technology related to Portal’s investment in BayGate (see Note 1.) As of January 31, 2002, Portal no longer had purchased developed technology related to our investment in BayGate due to a combination of impairment charges and amortization during fiscal 2002. Under a subsequent agreement, a final payment of $0.3 million was made in January 2002 in satisfaction of all our contingent purchase price obligations to the BayGate shareholders under the purchase agreement.

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

At the date of acquisition, the purchase price was $263.6 million, which is represented by the fair value of the stock issued as consideration and direct acquisition costs of $14.8 million. In addition, Portal recorded a deferred tax liability of $5.0 million, representing the tax effect of the developed technology as required under Financial Accounting Standards Number 109, “Accounting for Income Taxes.” The fair value of the shares was determined using a five-day average trading price around the date of acquisition. Under the terms of the agreement, Portal issued, to the shareholders of Solution42, shares in a Portal subsidiary based in Germany, which were exchangeable for up to 7.5 million shares of Portal common stock, including 681,812 shares, which were subject to an economic earn-out.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the allocation of the non-contingent purchase price and deferred tax liability (in thousands):

Net assets acquired	$1,475
Purchased developed technology	13,800
In-process research and development	9,200
Goodwill	244,165

$268,640

Portal recorded an asset of $13.8 million for purchased developed technology as a result of acquiring Solution42. The value was determined by estimating the present value of cash flows from developed technology as based on Portal management and industry assumptions and market data. During fiscal 2002, Portal recorded a charge of $2.2 million to reflect the impairment of purchased developed technology as related to Portal’s investment in Solution42 (see Note 1.) Purchased developed technology is being amortized, on a straight-line basis, over its estimated useful life of four years. Amortization expense was $2.7 million, $3.5 million and $0.9 million for the years ended January 31, 2003, 2002 and 2001, respectively. Amortization expense is estimated to be $2.7 million in fiscal 2004 and $2.0 million in fiscal 2005.

A one-time charge of $9.2 million for purchased in-process research and development expenses was recorded upon closing of the acquisition in the fourth quarter of fiscal 2001. The amounts allocated to in-process research and development were expensed upon acquisition because technological feasibility had not been established and no future alternative uses of the in-process research and development existed. The value of the projects was determined by estimating the costs to develop the in-process technology into commercially feasible products and estimating the present value of the net cash flows management believed would result from the resulting products.

Goodwill, as related to the acquisition of Solution42, was recorded in the amount of $244.2 million and was being amortized, on a straight-line basis, over its estimated useful life of four years. Amortization expense was $31.1 million and $14.9 million for the years ended January 31, 2002 and 2001, respectively. During the year ended January 31, 2002, Portal recorded a charge of $194.5 million to reflect the impairment of goodwill (see Note 1). Goodwill was further reduced in the quarter ended October 31, 2001 by $3.5 million, to zero, due to the reversal of excess accrued direct acquisition costs. In the fourth quarter of fiscal 2003, the 681,812 shares subject to the economic earn-out were issued. The value of these shares of $0.5 million was also written-off to the Reduction in Intangibles due to Impairment in the Consolidated Statements of Operations.

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

The following unaudited pro forma financial information for the year ended January 31, 2001 assumes the acquisition of Solution42 occurred as of the beginning of the period, including the amortization of intangible assets. The impact of the one-time expense of purchased in-process research and development has been excluded. The pro forma financial information is not necessarily indicative of the operating results that would have

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occurred had the acquisitions been consummated as of the dates indicated, nor are they necessarily indicative of future results. (In thousands, except per share data.)

	Year ended January 31, 2001
	Including Solution42	As reported
Net revenue	$277,293	$268,307

Net loss	$(44,369)	$(2,307)

Net loss per share, diluted	$(0.27)	$(0.01)

Shares used in computing diluted net loss per share	166,683	159,865

The Solution42 acquisition structure was designed to meet two objectives: (i) to provide the former shareholders of Solution42 the ability to manage their own financial situation by not receiving Portal common stock until a later time; and (ii) to ensure that Portal unequivocally assume the risks and rewards of 100% ownership and control of Solution42 immediately upon the closing of the acquisition, notwithstanding the minority interest held by the Shareholders for approximately two years.

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

former Solution42 shareholders in January 2002. Following this exercise, Portal owned approximately 95.5% of the outstanding shares of Portal Solutions.

Finally, the third put option allowed the former Solution42 shareholders to exchange their Portal Solutions shares for up to 681,812 shares of Portal common stock at any time after the second anniversary of the closing of the acquisition; however, such number of shares were subject to earn-out contingencies. These put rights do not expire. On the date of the acquisition it was not determinable how many, if any, shares of Portal common stock subject to the third put option would be earned. Therefore, the value of these shares was not included in determining the cost of the acquisition. These shares were issued in December 2002 and valued at their then current fair market value of $0.5 million and resulted in an additional charge to the Reduction in Intangibles due to Impairment in the Consolidated Statements of Operations.

In addition, the former Solution42 shareholders granted Portal a call option, whereby Portal has the right to require the shareholders to exchange the shares they hold in Portal Solutions for shares of Portal common stock under circumstances specified in the acquisition agreement. These circumstances include: (i) a change of control of Portal, (ii) the former Solution42 shareholders continuing to hold shares of Portal Solutions on May 2, 2002, (iii) a proposed transfer of the shares of Portal Solutions by the former Solution42 shareholders, (iv) the opening of insolvency proceedings with respect to the assets of the shareholder, and (v) the attachment of a share of Portal Solutions held by a shareholder. Prior to the time the former Solution42 shareholders exchange their shares of Portal Solutions for shares of Portal common stock, they have the right to transfer their shares of Portal Solutions, subject to applicable securities and other laws. However, as noted above, such an attempt to transfer is one of the circumstances in which Portal has the right to exercise its call option and require the exchange of such shares prior to the contemplated transfer. As a result, Portal retained the ability to prevent the transfer of Portal Solutions shares to any one other than Portal. Portal had no rights to restrict transfer of the shares of Portal common stock issued to the former Solution42 shareholders upon the exchange of shares of Portal Solutions.

Note 4.    Restructuring

Fiscal 2003 Restructuring Activities:

In July 2002, our Board of Directors approved and we began implementation of a plan to effect a change in our operations and cost structure to more fully align with our revised business strategy requiring a greater focus on the needs of diversified telecommunications service providers. The plan includes a reduction in workforce of approximately 250 employees, facilities reductions and asset write-offs. We recorded restructuring charges of $6.1 million and $30.4 million for the quarters ended July 31, 2002 and October 31, 2002, respectively. The restructuring charges included approximately $6.2 million of severance related amounts, $17.1 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, $11.7 million in asset write-offs and $1.5 million for other costs. Additionally, Portal had previously integrated certain functionality of third-party software into its product. Due to the reductions in the workforce, Portal re-assessed its need for this third-party software and abandoned it when the related resources to integrate and maintain the software were eliminated. As a result, a $1.4 million charge was recorded in the quarter ended October 31, 2002 to reflect the value of the abandoned software which has been included in the Amortization and Impairment of Purchased Developed Technology in the Consolidated Statements of Operations.

The fiscal 2003 restructuring plan specifically identified facilities to be vacated, throughout North America and internationally in Germany, Japan and the United Kingdom. Portal vacated the facilities on various dates, as planned, through September 2002. A portion of Portal’s headquarters was also vacated by December 2002. The planned exit dates for each facility were considered when calculating the restructuring charges. For the portion of the facilities that we continued to occupy subsequent to the plan’s approval, we have included rental costs

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relating to the period following the planned exit date in the restructuring charges. Prior to vacating these facilities, or portions thereof that Portal intends to sublease, rental expense continued to be included in operating expenses. Portal was successful in negotiating the termination of some of its leases. The restructuring accrual reflects the terms of these agreements.

The $11.7 million in asset write-offs consist of the following significant assets:

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

Software:    As a result of the reductions in force, Portal assessed its need for the number of licenses for software currently in use. Based on current and projected future needs, Portal determined that the number of licenses purchased exceeds the actual number needed. Accordingly, Portal abandoned the unused licenses and wrote-off the related portion of the license fees associated with these purchased software packages. Additionally, Portal was working on a project that utilized third-party software. Due to the reductions in force, Portal re-assessed its need for the software, and abandoned it, due to the elimination of related resources. These charges impacted the North American and European regions.

Severance payments are expected to be paid through the second quarter of fiscal 2004. The long-term portion of the accrued restructuring costs is made up of lease payments for vacated facilities, net of expected sublease income, and is currently expected to be paid through 2006. Actual future cash requirements may differ materially from the accrual, particularly if actual sublease income is significantly different from current estimates, if we are successful or unsuccessful in our efforts to renegotiate facility leases, or if we are unsuccessful in our attempts to sublet the facilities.

Fiscal 2002 Restructuring Activities:

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

In October 2001, Portal’s Board of Directors approved a second restructuring plan to further reduce its cost structure in response to the continued global deferral of capital expenditures by telecommunications companies as well as the general downturn in the economy. The restructuring plan included a reduction in workforce of approximately 320 employees, or 28% of the workforce, which affected all functional areas of Portal and was largely completed in the quarter ended January 31, 2002. The plan also included further consolidations of facilities and asset write-offs. Portal incurred a charge of $19.3 million and $10.4 million in the quarter ended

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2001 and January 31, 2002, respectively, as a result of this restructuring plan. The restructuring charge included approximately $10.4 million of severance related amounts, $16.0 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, and $2.7 million in asset write-offs. The additional charges in the quarter ended January 31, 2002 were necessitated by revised estimates of sublease commencement dates and rental rate projections to reflect continuing declines in market conditions as well as additional severance for foreign employees.

For the fiscal 2002 restructuring plans, Portal identified assets that were to be written off. The following is a list of Portal’s significant asset write-offs:

Prepaid Services (Accenture LLP related):    On April 12, 1999, Portal agreed to enter into a strategic alliance with Accenture LLP (“Accenture”) under which Accenture agreed to provide services to Portal and the parties agreed to primarily jointly develop Portal’s “Wireline” product. Portal agreed to compensate Accenture for its services with a minimum services fee in cash of $2.8 million and a cash-settled put (fair value $3.8 million) for 400,000 of the shares to be purchased by Accenture. Both the cash and the fair value of the put, $6.6 million in aggregate, was recorded as a prepaid service asset. This asset was being amortized over the estimated period of benefit of four and one half years on a straight-line basis. (see Note 6.)

Leasehold improvements:    As a result of the abandonment of various operating lease facilities, Portal wrote-off the net book values of the related leasehold improvements. Portal continued to record depreciation expense, included in operating expenses, for the leasehold improvements until it no longer occupied the facilities or portions of the facilities. Upon vacating these facilities, Portal wrote-off the net book value of these leasehold improvements. This charge impacted its North American and European regions.

Laptop computers used by exiting employees:    Portal wrote-off the book value of its laptop computers used by exiting employees that either it did not expect to be returned by the severed employees or it expected to scrap or sell. Portal made a decision to sell the computers returned by exiting employees as it believed that by the time it begins to experience growth, the computers would be obsolete. Portal recorded the charge for the computer write-offs net of expected proceeds received from the sale of computers. As this cost is related to employees who were terminated as part of the restructuring plans, we included the charge as part of the restructuring expense. This charge impacted all regions.

The fiscal 2002 restructuring plans specifically identified facilities to be vacated, domestically in California and Virginia, and internationally in Germany, Japan and the United Kingdom. Portal vacated the facilities on various dates, as planned, starting May 2001 through March 2002. The timing of Portal’s evacuation of the facilities was considered when calculating the restructuring charges. For the portion of the facilities (if any) that remained in operations subsequent to the plan’s approval, Portal has included costs, primarily additional lease payments, in the restructuring charges from the point in time after vacating the facility, as these costs no longer benefit operations. Prior to vacating these facilities, or portions thereof that Portal intends to sublease, rental expense continued to be included in operating expenses.

The remaining severance was paid out through the second quarter of fiscal 2003. Facilities costs are expected to be paid out through 2006. Actual future cash requirements may differ materially from the accrual, particularly if actual sublease income is significantly different from current estimates, if we are successful or unsuccessful in our efforts to renegotiate facility leases, or if we are unsuccessful in our attempts to sublet the facilities.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of restructuring activities along with the respective remaining reserves follows (in thousands):

	Restructuring Charges		Cash	Non-cash	Balance January 31, 2002
	Plan I	Plan II
Severance	$6,893	$10,413	$(15,356)	$—	$1,950
Facilities	20,352	15,989	(6,365)	—	29,976
Asset write-offs	13,084	2,718	—	(13,421)	2,381
Other	963	608	(897)	—	674

	$41,292	$29,728	$(22,618)	$(13,421)	$34,981

	Balance January 31, 2002	Restructuring Charges	Cash	Non-cash	Balance January 31, 2003
Severance	$1,950	$6,175	$(6,228)	$—	$1,897
Facilities	29,976	17,120	(10,466)	—	36,630
Asset write-offs	2,381	11,690	—	(14,071)	—
Other	674	1,561	(441)	—	1,794

	$34,981	$36,546	$(17,135)	$(14,071)	$40,321

Current portion accrued restructuring costs					$13,418

Long-term accrued restructuring costs					$26,903

Note 5.    Short-term and Long-term Notes Payable

In November 2000, Portal acquired Solution42 (see Note 3.) The liabilities assumed as part of the acquisition included two short-term notes payable and four long-term notes payable.

The first short-term note payable was unsecured and accrued interest at 6% per annum. The interest was due and payable one month after management’s approval of the annual financial statements. Under the original terms of the loan, principal payments were not due until June 2002 and were to continue through June 2005. However, after the acquisition, Portal management made arrangements to repay the entire balance in fiscal 2002. Due to this decision, the entire loan balance of $0.8 million was classified as short-term as of January 31, 2001. This note was repaid in fiscal 2002. The second short-term note payable was unsecured and accrued interest at 6% per annum. The interest was due and payable on a quarterly basis. The terms of the loan required repayment of the principal in June 2001 and was repaid accordingly.

The four long-term notes payable are mortgages for two facilities purchased by Solution42. Two of the loans accrue interest at 4.45% per annum. These two loans are guaranteed by a German government organization and have restrictions on the transfer of property. Principal and interest are due in December 2010 and June 2011 and as of January 31, 2003, the balances due on these loans were $0.7 million and $0.6 million, respectively. The other two loans accrue interest at 5.10% and 4.88% per annum. The interest rates on these loans are fixed until 2008 and 2009, respectively, at which time the rates can be renegotiated. Principal and interest are due monthly through October 2015 and November 2024, respectively and as of January 31, 2003 the balances due on these loans were $0.2 million each.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under long-term notes payable are as follows (in thousands):

Year ending January 31,
2004	$96
2005	96
2006	96
2007	96
2008	96
Thereafter	1,859

Total minimum payments	2,339
Less amount representing interest	(660)

Present value of future payments	1,679
Less current portion	—

Long-term portion	$1,679

Note 6.    Agreement with Accenture LLP (formerly Andersen Consulting LLP)

On April 12, 1999, Portal entered into a strategic alliance with Accenture under which Accenture agreed to provide services to Portal and the parties agreed to expand their existing marketing alliance and work closely together to expand their customer service and marketing relationship.

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

Note 7.    Commitments and Contingencies

Operating Leases

Portal leases its office facilities and some property under various operating lease agreements with terms through March 2021. Portal entered into two leases for its worldwide headquarters, which expire in December 2010. Rental expense, net of sublease income, for all operating leases was approximately $10.0 million, $15.1 million and $14.6 million for fiscal 2003, 2002 and 2001, respectively.

Future minimum lease payments as of January 31, 2003 for all operating leases are as follows (in thousands):

Year ending January 31,
2004	$12,953
2005	11,989
2006	11,325
2007	10,746
2008	10,769
Thereafter	51,835

Total minimum lease payments	$109,617

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments, as stated above, do not reflect committed future sublease income of $1.3 million, $0.4 million, $0.3 million, $0.1 million for the years ended January 31, 2004, 2005, 2006 and 2007, respectively. Of the $107.6 million net non-cancelable operating leases, net of $2.1 million of sublease income, $22.5 million has been included in accrued restructuring expenses as of January 31, 2003.

In connection with the leases for several facilities, Portal has issued five letters of credit as deposits (see Note 1.) The five letters of credit issued in lieu of a cash security deposit are renewable annually and expire on various dates from October 31, 2004 through March 5, 2021.

Capital Lease Obligations

Portal leases certain furniture, computers and equipment under non-cancelable capital leases. Obligations under capital leases represent the present value of future non-cancelable rental payments under various lease agreements. As of January 31, 2003, future minimum lease payments under capital leases were $11,000 due in fiscal 2004.

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

The cases have been consolidated into a single action, and a consolidated complaint was filed on April 19, 2002. These actions are part of the IPO Securities Litigation against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against the Company. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was denied and discovery is expected to begin in the near future.

In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of Portal. However, depending on the amount and timing, an unfavorable resolution of these matters could materially affect our future results of operations or cash flows in a particular period.

Note 8.    Stockholders’ Equity

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Series A Junior Participating Preferred Stock

In connection with the adoption of a stockholder rights plan, the Board of Directors designated in August 2002 a series of one million shares of Series A Junior Participating Preferred Stock, par value $.001 per share.

Common Stock

Portal has issued shares of common stock, which are subject to Portal’s right to repurchase at the original issuance price upon the occurrence of certain events, as defined in the agreement relating to the sale of such stock. The repurchase rights lapse ratably over a period of one to four years from the date of issuance. At January 31, 2003, 2002 and 2001, approximately 36,875, 195,131 and 2,348,801 shares were subject to repurchase. These shares were issued upon the exercise of options under the 1995 Stock Option/Issuance Plan.

At January 31, 2003, common stock was reserved for issuance as follows:

Exercise of outstanding stock options	33,903,849
Shares of common stock available for grant under the 1999 Stock Incentive Plan	7,134,271
Shares of common stock available for grant under the 2000 Supplemental Stock Option Plan	3,957,297
Shares of common stock available for grant under Employee Stock Purchase Plans	7,744,829

Total common stock reserved for issuance	52,740,246

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stockholder Rights Plan

On August 16, 2002, Portal adopted a stockholder rights plan (the “Rights Agreement”). Under the Rights Agreement, rights were distributed as a dividend at the rate of one right for each share of common stock of Portal held by stockholders of record as of the close of business on August 26, 2002. The rights will expire on August 16, 2012 unless redeemed or exchanged. Under the Rights Agreement, each right will initially entitle the registered holder to buy a unit of one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $14.00 per unit. The rights will become exercisable only if, subject to certain exceptions, a person or group acquires beneficial ownership of 15 percent of more of Portal’s common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of Portal’s common stock.

Warrants

Warrants to purchase 460,194 shares of Series B preferred stock for a price of $0.75 per share were issued in connection with the issuance of notes payable and the signing of capital lease agreements in July 1997. During the year ended January 31, 2000, these warrants were exercised on a net basis, resulting in the issuance of 449,942 shares of common stock. The warrants were appraised at the date of issuance and additional interest expense of $104,000 was recorded. This amount was deferred and was amortized to interest expense over the term of the notes and was fully amortized as of January 31, 2002. During the years ended January 31, 2002 and 2001, $9,807 and $11,328 of the additional interest expense was amortized, respectively.

Stock Options

Upon the reincorporation of Portal on April 29, 1999, all options issued under the 1995 Stock Option/Stock Issuance Plan were assumed by the 1999 Stock Incentive Plan (the “Plan”). Under the Plan, the Board of Directors is authorized to grant incentive stock options or nonqualified stock options to employees, officers and directors of Portal. The Plan allows for the grant of incentive stock options to employees and grant of nonstatutory stock options to eligible participants. The number of shares of common stock available for issuance under the Plan automatically increases on the first trading day of each fiscal year during the term of the Plan, beginning with fiscal 2001, by an amount equal to four percent of the shares of common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 10,500,000 shares. Pursuant to the automatic increase an additional 7.1 million shares, 6.9 million shares and 6.4 million shares were added on February 1, 2002, 2001 and 2000, respectively, to the Plan.

The option price of options granted under the Plan is not less than 100% or 85% of the fair value on the date of the grant as determined by the Board of Directors for incentive stock options and nonqualified stock options, respectively, except for incentive stock options granted to a person owning greater than 10% of the total voting power of Portal, for which the exercise price of the options must not be less than 110% of the fair value at the time of grant. Options granted prior to January 27, 1999 generally become exercisable upon grant subject to repurchase rights in favor of Portal until vested. Options granted after January 27, 1999 generally become exercisable only when vested. Options generally vest over a period of no more than four years. Options may be granted with different vesting terms at the discretion of the Board of Directors. Options are exercisable for a term of ten years after the date of grant except those incentive stock options granted to a person owning greater than 10% of the total voting power of stock of Portal, which are exercisable for a term of five years after the date of grant. If the optionee’s employment by or service with Portal is terminated, the options cease to be exercisable after a specified period, generally three months (one year in the case of death or disability.) In the event of a change in control in which options granted under the Plan are not assumed, the options will accelerate and vest in full and existing repurchase rights will lapse.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2000 the Board of Directors approved the 2000 Supplemental Stock Option Plan (the “Supplemental Plan”). Under the Supplemental Plan, the Board of Directors is authorized to grant nonqualified stock options to non-officer employees and consultants of Portal. Under the Supplemental Plan, 6,000,000 shares of common stock were authorized for issuance. The option price of options granted under the Supplemental Plan is not less than 100% of the fair value on the date of the grant as determined by the Board of Directors. Options granted become exercisable only when vested. Options generally vest over a period of no more than four years, however, options may be granted with different vesting terms at the discretion of the Board of Directors. Options are exercisable for a term of ten years after the date of grant. If the optionee’s employment by or service with Portal is terminated, the options cease to be exercisable after a specified period, generally three months (one year in the case of death or disability.) In the event of a change in control in which options granted under the Supplemental Plan are not assumed, the options will accelerate and vest in full and existing repurchase rights will lapse.

In July 2001, a stock option exchange program was initiated. Under this program, all employees (including executive officers) were given the opportunity to cancel one or more outstanding stock options previously granted to them, at an exercise price of $5.00 or more, in exchange for one or more new stock options to be granted at least six months and one day from the date the old options were cancelled, provided the individual was still employed on such date. In addition, each employee who chose to exchange any options was also required to exchange all options granted on or after February 4, 2001. The cancellation date for the program was August 4, 2001. Each new option was exercisable for 75% of the number of shares subject to the old options and the exercise price of the new options was the fair market value of Portal common stock on the date of grant. The new options preserved the vesting schedule and the vesting commencement date of the old options except that the number of shares vested and total number of shares exercisable under the new options was 75% of the old options. On August 5, 2001, Portal accepted for cancellation and exchange options to purchase a total of 5.0 million shares of common stock. On February 7, 2002, stock options to purchase 3.1 million shares, at $1.89 per share, were issued pursuant to the terms of the option exchange program. The exercise price of these stock options was the same as the fair value on the date of grant; accordingly no compensation charges were recorded.

In November 2002, the Compensation Committee of Portal’s Board of Directors approved a plan to reprice stock options for continuing employees only. The plan excluded the Chief Executive Officer and members of the Board of Directors. The new exercise price for the repriced options, effective as of November 7, 2002, was $0.69 per share with no changes to the vesting schedules. Approximately 20,774,994 options with a weighted average exercise price per share of $2.96 were repriced. These options became subject to variable accounting prospectively whereby stock-based compensation for the options are being re-measured quarterly and recorded in the Consolidated Statements of Operations for each reporting period. For fiscal 2003 Portal recorded $2.0 million in stock compensation expense in connection with these repriced options. Of these options, approximately 7,640,246 options were vested as of the repricing date.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of Portal’s stock option activity under all Plans and related information follows:

	January 31, 2003		January 31, 2002		January 31, 2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	18,381,111	$4.66	26,798,361	$12.23	20,540,899	$8.60
Options granted	27,344,913	$1.29	6,595,876	$2.44	12,237,941	$14.98
Options exercised	(720,281)	$0.48	(1,212,607)	$1.70	(4,471,014)	$3.09
Options cancelled	(11,101,894)	$3.18	(13,800,519)	$18.86	(1,509,465)	$23.23

Outstanding at end of year	33,903,849	$1.08	18,381,111	$4.66	26,798,361	$12.23

Exercisable at end of year	13,040,031	$1.76	7,856,637	$5.52	5,347,659	$12.05

Additional authorized shares	7,025,216		6,853,777		12,357,060

At January 31, 2003, 2002 and 2001, 36,875, 195,131 and 2,348,801 shares, which had been issued upon exercise of options, were subject to repurchase.

Exercise prices for options outstanding as of January 31, 2003 and the weighted-average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ 0.17–$0.33	842,639	7.86	$0.32	325,469	$0.31
0.39	5,865,655	9.55	$0.39	583,086	$0.39
0.420–0.67	2,578,209	9.10	$0.51	530,124	$0.58
0.69	20,074,020	8.52	$0.69	8,354,691	$0.69
0.75–5.00	3,762,174	8.12	$2.76	2,495,453	$3.29
5.75–31.25	703,972	7.48	$6.83	674,028	$6.79
35.13–60.75	77,180	7.44	$48.58	77,180	$48.58

	33,903,849	8.66	$1.08	13,040,031	$1.76

We recorded deferred stock compensation of approximately $16.8 million in fiscal 1999 in connection with stock options and restricted stock issued in and prior to 1999 and $0.2 million in the quarter ended July 31, 2001 in connection with the acquisition of BayGate. The deferred stock compensation reflects the difference between the exercise prices of options granted to acquire certain shares of common stock and the deemed fair value for financial reporting purposes of Portal’s common stock on their respective grant dates. Such amounts are included as a reduction of stockholders’ equity and are being amortized by charges to operations on a graded vesting method. In fiscal 2003, 2002 and 2001, Portal recorded amortization of deferred stock compensation expense of approximately $0.3 million, $2.0 million and $3.7 million, respectively. At January 31, 2003, Portal had fully amortized deferred compensation expense. The amortization expense relates to options awarded to employees in all operating expense categories.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plans

In February 1999, the Board of Directors approved the adoption of Portal’s 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”). The stockholders approved this plan in April 1999. A total of 3,600,000 shares of common stock were initially reserved for issuance under the 1999 Purchase Plan. The number of shares of common stock available for issuance under the 1999 Purchase Plan automatically increases on the first trading day of each fiscal year during the term of the 1999 Purchase Plan, beginning with fiscal 2001, by an amount equal to two percent of the shares of common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 4,000,000 shares. Accordingly, an additional 3,178,530 shares were added to the 1999 Purchase Plan on February 1, 2000. On June 16, 2000 the Board of Directors approved the adoption of Portal’s 2000 International Employee Stock Purchase Plan (“International Plan”). The 1999 Purchase Plan and International Plan are collectively referred to as the “Purchase Plans”. The number of shares initially reserved for issuance over the term of the International Plan was limited to 6,778,530 shares, less any shares issued under the 1999 Purchase Plan in the future and on the November 30, 1999 and May 31, 2000 purchase dates, subject to the annual automatic increase discussed above. Pursuant to the annual automatic increase, an aggregate additional 3,512,608 shares and 3,426,888 shares were added on February 1, 2002 and 2001, respectively, to the Purchase Plans. The Purchase Plans permit eligible employees to acquire shares of Portal’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 3,500 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase occurs, or (ii) the closing selling price per share on the semi-annual puchase date. A total of 1,188,355 shares and 764,383 shares were sold under the Purchase Plans during the year ended January 31, 2003 at a price of $1.03 and $0.89 per share, respectively.

Note 9.    Income Taxes

The income before taxes consist of the following (in thousands):

	Years Ended January 31,
	2003	2002	2001
Income before taxes
United States	$(48,982)	$(392,479)	$133
Foreign	(20,469)	1,699	1,541

Total income before taxes	$(69,451)	$(390,780)	$1,674

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Years Ended January 31,
	2003	2002	2001
Current:
Federal	$(512)	$—	$6,013
State	253	219	913
Foreign	3,020	4,685	2,100

Total current	2,761	4,904	9,026

Deferred:
Federal	—	(184)	(4,650)
State	—	—	(395)

Total deferred	—	(184)	(5,045)

Total provision	$2,761	$4,720	$3,981

The reconciliation of income tax expense (benefit) attributable to continuing operations, computed at the U.S. federal statutory rates, to income tax expense for the fiscal years ended January 31, 2003, 2002 and 2001 is as follows (in thousands):

	Years Ended January 31,
	2003	2002	2001
Tax provision (benefit) at U.S. statutory rate	$(24,308)	$(136,773)	$569
Loss for which no tax benefit is currently recognizable	23,715	53,178	—
State tax, net of federal benefit	164	142	337
Research and development tax credits	—	—	(3,146)
Change in valuation allowance	—	—	(5,045)
Foreign income and withholding taxes	3,020	4,685	2,100
Purchased in-process research and development, goodwill, developed technology and asset impairments	170	83,488	8,724
Non-deductible meals and entertainment	—	—	442

Total	$2,761	$4,720	$3,981

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of Portal’s deferred taxes are as follows (in thousands):

	January 31,
	2003	2002
Deferred tax assets:
Net operating loss carry-forwards	$104,489	$72,117
Tax credit carry-forwards	15,364	12,780
Deferred revenue	2,123	5,311
Accruals and reserves not currently deductible	10,572	25,485
Other, net	6,447	4,756

Gross deferred tax assets	138,995	120,449
Valuation allowance	(137,273)	(117,716)

Total deferred tax assets	$1,722	$2,733

Deferred tax liabilities:
Acquired intangibles	$(1,722)	$(2,733)

Total deferred tax liabilities	(1,722)	(2,733)

Net deferred tax assets	$—	$—

The change in the valuation allowance was an increase of approximately $19.6 million, $68.0 million and $23.4 million for fiscal years ended January 31, 2003, 2002 and 2001, respectively. Approximately $56.5 million of the valuation allowance for deferred tax assets is attributable to unbenefitted stock option deductions, the benefit of which will be credited to equity when realized.

As of January 31, 2003, Portal’s federal and state net operating loss carry-forwards for income tax purposes were approximately $277 million and $63 million, respectively. If not utilized, the federal net operating loss carry-forwards will begin to expire in 2014. The state net operating loss carry-forwards have begun to expire in 2002. Portal had federal research and development tax credit carry-forwards of approximately $6.0 million, which will begin to expire in 2012 if not utilized. The Company also had state research and development credit carry-forwards of approximately $5.2 million with no expiration dates. In addition, Portal had foreign tax credit carry-forwards of approximately $4.0 million, which will begin to expire in 2004, if not utilized.

Utilization of net operating losses and tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in expiration of net operating loss and tax credit carry-forwards before full utilization.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Quarterly Results of Operations (Unaudited)

The following table presents Portal’s operating results for each of the eight quarters in the period ended January 31, 2003. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of Portal and the financial statement footnotes appearing elsewhere in this Form 10-K. (In thousands, except per share amounts and percentages.)

	Quarter Ended
	Jan. 31, 2003	Oct. 31, 2002	July 31, 2002	April 30, 2002	Jan. 31, 2002	Oct. 31, 2001	July 31, 2001	April 30, 2001
Consolidated Statements of Operations Data:
Revenues:
License fees	$11,694	$10,701	$9,378	$12,708	$16,127	$9,957	$23,746	$20,768
Services	19,362	19,459	19,384	18,404	17,613	21,797	20,983	23,799

Total revenues	31,056	30,160	28,762	31,112	33,740	31,754	44,729	44,567

Costs and expenses:
Cost of license fees	84	71	54	115	54	638	441	216
Cost of services	11,473	10,295	11,788	10,949	10,748	13,814	15,954	20,666
Amortization and impairment of purchased developed technology	666	2,232	849	849	1,047	1,577	1,489	1,152
Research and development	6,680	7,928	9,662	11,434	12,991	14,057	14,553	17,179
Sales and marketing	10,637	12,412	13,951	14,900	12,628	18,387	22,918	27,376
General and administrative	2,772	4,372	4,209	4,394	6,091	12,156	9,774	10,487
Stock compensation charges	2,001	62	99	110	353	515	562	562
Amortization of goodwill	—	—	—	—	104	399	15,276	15,348
Reduction in intangibles due to impairment	486	—	—	—	3,317	2,450	193,391	—
Restructuring costs	—	30,493	6,053	—	10,397	19,331	41,292	—
Impairment of assets	—	1,470	—	—	—	—	—	—

Total costs and expenses	34,799	69,335	46,665	42,751	57,730	83,324	315,650	92,986

Loss from operations	$(3,743)	$(39,175)	$(17,903)	$(11,639)	$(23,990)	$(51,570)	$(270,921)	$(48,419)

Net loss	$(1,873)	$(39,564)	$(18,046)	$(12,009)	$(24,020)	$(50,063)	$(274,595)	$(46,822)

Basic and diluted earnings per share	$(0.01)	$(0.22)	$(0.10)	$(0.07)	$(0.14)	$(0.29)	$(1.60)	$(0.28)

As a Percentage of Total Revenues:
Revenues:
License fees	38%	35%	33%	41%	48%	31%	53%	47%
Services	62	65	67	59	52	69	47	53

Total revenues	100	100	100	100	100	100	100	100

Costs and expenses:
Cost of license fees	—	—	—	—	—	2	1	1
Cost of services	37	34	41	35	32	44	36	46
Amortization and impairment of purchased developed technology	2	8	3	3	3	5	3	3
Research and development	22	26	34	37	38	44	33	39
Sales and marketing	34	41	48	48	38	58	51	61
General and administrative	9	15	15	14	18	38	22	24
Stock compensation charges	6	—	—	—	1	2	1	1
Amortization of goodwill	—	—	—	—	—		34	34
Reduction in intangibles due to impairment	2	—	—	—	10	8	433	—
Restructuring costs	—	101	21	—	31	61	92	—
Impairment of assets	—	5	—	—	—	—	—

Total costs and expenses	112	230	162	137	171	262	706	209

Loss from operations	(12)%	(130)%	(62)%	(37)%	(71)%	(162)%	(606)%	(109)%

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                    FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

We currently have eight directors divided among three classes as follows: Class I—Arthur C. Patterson and Robert P. Wayman; Class II—Edward J. Zander, George J. Goldsmith and Richard A. Moran; and Class III—John E. Little, Jennifer Taylor and J. David Martin.

Certain information regarding the members of the Board of Directors as of April 15, 2003 is set forth below:

Name of Director or Nominee	Age	Current Term Expires
John E. Little	45	2005
George J. Goldsmith	47	2006
J. David Martin	47	2005
Richard A. Moran	52	2006
Arthur C. Patterson	58	2003
Jennifer Taylor	54	2005
Robert P. Wayman	57	2003
Edward J. Zander	55	2004

John E. Little.    Mr. Little founded Portal in March 1985 based on his vision of an integrated business infrastructure for the emerging global networks. He has been Chief Executive Officer and a Director since its inception. In addition, Mr. Little served as President from inception to March 1996 and has served as President from November 1996 to February 2002. Prior to founding Portal, Mr. Little was an independent consultant for a number of companies including Knight-Ridder Inc., AT&T Corp., Raytheon Company, Dow Jones News Retrieval, a subsidiary of Dow Jones & Company, Inc., Victor Company of Japan (“JVC”) and Sun Microsystems, Inc.

George J. Goldsmith.    Mr. Goldsmith has served as a Director of Portal since March 2003. Since July, 2002, he has served as the Chief Executive Officer of Tapestry Networks, a company that creates and manages leader-to-leader programs, transforming traditional conferences, councils and advisory boards into dynamic engines for the creation of shared value. From March 2000 to April 2001, Mr. Goldsmith served as the Chief Executive Officer of TomorrowLab, a provider of multi-client professional services, which was a division of McKinsey & Company, a management consulting firm. He served as a Senior Advisor to McKinsey & Company, from October 1998 to March 2000. Mr. Goldsmith is also the founder of, and from January 1996 to February 2000, served as Chief Executive Officer for, TomorrowLab, Inc., a web strategy firm that worked with global organizations to create customer communities and knowledge portals. Prior to that, he was an executive at Lotus Development Corporation. Mr. Goldsmith also currently serves as a director for the Young Presidents’ Organization International Board since July 2001.

J. David Martin.    Mr. Martin has served as a Director of Portal since November 2002. Since September 2001, he has served as the Chief Executive Officer of the YPO, a non-profit organization of over 8,500 young business executives in 75 countries that provides networking and education opportunities to its members. Mr. Martin has served as a Director of YPO’s International Board since July of 1998 including serving as Chairman of the International Board from July of 2001 to June of 2002. From October 1995 through September 2000, he served as the Chief Executive Officer and Director of Burnham Pacific Properties, a real estate investment trust listed on the New York Stock Exchange. Mr. Martin founded TMG Partners, a real estate development company, in February 1984 and served as its Chairman and Chief Executive Officer until October 1995. Since that time he has continued to serve as its Chairman of the Board.

Richard A. Moran.    Mr. Moran has been a Director of Portal since March 2003. Since June 2002, he has served as a private consultant to various companies. Mr. Moran served as a Partner at Accenture LLP, a leading provider of professional consulting services, from April 1996 to June 2002, where he worked with clients in the media and entertainment, communications and technology industries. Prior to this position, Mr. Moran held management positions in several consulting firms.

Arthur C. Patterson.    Mr. Patterson has served as a Director of Portal since March 1996. He is a founder and General Partner of Accel Partners, a venture capital firm. Mr. Patterson invests in enterprise software and services companies. He also serves as a director of Actuate Software Corporation, an enterprise reporting software company as well as several private companies.

Jennifer Taylor.    Ms. Taylor has served as a Director of Portal since September 2002. Since May 2002, she has served as an executive coach and business advisor to high technology companies. Ms. Taylor served as a Partner for Heidrick & Struggles, an executive search firm from January 2001 to May 2002. Prior to this position, she served as a consultant and business advisor to high technology companies, from April 2000 to January 2001, and from July 1989 through February 2000, Ms. Taylor served as a Partner for PricewaterhouseCoopers, LLP, a leading provider of professional consulting services.

Robert P. Wayman.    Mr. Wayman has served as a Director of Portal since September 2000. He has served as Executive Vice President, Finance and Administration and Chief Financial Officer of Hewlett-Packard Company since 1992. From 1987 to 1992, Mr. Wayman served as Senior Vice President, Finance and Administration and Chief Financial Officer of Hewlett-Packard Company. He also serves on the Board of Directors of CNF, Inc., a logistics and transportation company, and Sybase, Inc., an enterprise client/server software company. Mr. Wayman is also a director of the Private Sector Council and a director of the Cultural Initiative Silicon Valley.

Edward J. Zander.    Mr. Zander has served as a Director of Portal since August 1997. In July 2002, he retired from Sun Microsystems where he had served as President since April 1999 and as Chief Operating Officer since January 1998. From February 1995 until January 1998, Mr. Zander served as President of Sun Microsystems Computer Company, a subsidiary of Sun Microsystems, and from January 1991 to February 1995, he served as President of SunSoft, Inc., the software subsidiary of Sun Microsystems. From October 1987 to January 1991, Mr. Zander was Vice President of Marketing at Sun Microsystems. Mr. Zander also serves on the board of directors of MultiLink Technology Corporation, a provider of semiconductor-based products, Seagate Technology LLC, a leading provider of hard disc drives for enterprise, personal computer and consumer electronics applications and Netezza Corporation, a provider of the first purpose-built integrated business intelligence platform enabling terra-scale queries.

For information with respect to the executive officers of the Registrant, see “Executive Officers of the Registrant” at the end of Part I of this Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file an initial report of securities ownership on Form 3 and reports of changes in securities ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”). Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 or 5 were required for such persons, we believe that, for the reporting period from February 1, 2002 to January 31, 2003, all required Section 16(a) filings were made on a timely basis.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to Portal and its subsidiaries for the fiscal years ended January 31, 2003, 2002 and 2001 by our Chief Executive Officer and each of the four other most highly compensated executive officers of Portal whose salary and bonus for the 2003 fiscal year was in excess of $100,000. Such individuals will be hereafter referred to as the named executive officers. No other executive officer who would have otherwise been included in such table on the basis of salary and bonus earned for the 2003 fiscal year has resigned or terminated employment during that fiscal year.

Name and Principal Position in Fiscal Year 2002	Fiscal Year	Annual Compensation							Long-Term Compensation Awards
		Salary ($)(1)		Bonus ($) (2)			Other Annual Compensation		Number of Shares Underlying Options(3)
John E. Little Chairman of the Board and Chief Executive Officer	2003 2002 2001	$ $ $	255,000 260,000 260,000	$ $ $	0 0 791,533		— — —		1,360,000 0 80,000	(4)

Glenn R. Wienkoop President and Chief Operating Officer	2003 2002 2001	$ $ $	299,520 0 0	$ $ $	0 0 0		— — —		2,435,000 0 0	(5)

Howard A. Bain III Senior Vice President, Chief Financial Officer	2003 2002 2001	$ $	250,385 114,615 0	$ $	0 37,500 0	(7)	— — —		1,300,000 400,000 0	(6)

David S. Labuda Chief Technology Officer	2003 2002 2001	$ $ $	229,762 217,462 220,000	$ $ $	0 289,904 0		— — —		2,663,000 0 42,000	(8)

Michael A Vescuso Senior Vice President, Human Resources	2003 2002 2001	$ $ $	250,096 116,875 0	$ $ $	0 0 0		$52,942 — —	(9)	1,050,000 250,000 0	(10)

(1)	Salary includes amounts earned in the year indicated but deferred pursuant to Portal’s 401(k) savings plan.
(2)	Bonuses for each year include amounts earned for such year, even if paid in a subsequent year, and exclude bonuses paid during such year that were earned in a prior year.
(3)	Applicable rules of the Securities and Exchange Commission require that options which are granted and repriced in the same fiscal year must be treated as two separate option grants: the first grant covering the number of shares subject to the option at the time of grant and the second grant covering the number of shares subject to the option at the time of the repricing. In addition, options granted in the 2003 fiscal year in replacement for options for a greater number of shares cancelled in the 2002 fiscal year as part of the July 2001 option exchange program must be also be reported as a 2003 fiscal year option grant.
(4)	Includes options for 360,000 shares that were granted on February 7, 2002 pursuant to the July 2001 option exchange program in replacement for cancelled options covering 480,000 shares.
(5)	2,000,000 of the shares are attributable to an option for 1,000,000 shares granted in fiscal year 2003 and subsequently repriced to $0.69 per share on November 7, 2002 in connection with our 2002 repricing program.
(6)	600,000 of the shares are attributable to an option for 300,000 shares granted in fiscal year 2003 and subsequently repriced to $0.69 per share on November 7, 2002 in connection with our 2002 repricing program. An additional 400,000 of the shares are attributable to an option granted in an earlier fiscal year but subsequently repriced to $0.69 per share on November 7, 2002 in connection with the 2002 repricing program.
(7)	Represents a sign-on bonus.

(8)	363,000 of the shares are attributable to (i) an option for 181,500 of shares granted on February 7, 2002 pursuant to the July 2001 option exchange program in replacement for cancelled options covering 242,000 shares and (ii) the repricing of that 181,500-share option to $0.69 per share on November 7, 2002 in connection with our 2002 repricing program. An additional 2000,000 of the shares are attributable to an option for 1,000,000 shares granted in fiscal year 2003 but subsequently repriced to $0.69 per share on November 7, 2002 in connection with the 2002 repricing program.
(9)	Represents the taxable portion of the relocation allowance provided to Mr. Vescuso pursuant to his employment agreement.
(10)	600,000 of the shares are attributable to an option for 300,000 shares granted in fiscal year 2003 and subsequently repriced to $0.69 per share on November 7, 2002 in connection with our 2002 repricing program. An additional 250,000 of the shares are attributable to an option granted in an earlier fiscal year but subsequently repriced to $0.69 per share on November 7, 2002 in connection with the 2002 repricing program.

Stock Option Grants in Last Fiscal Year

The following table contains information concerning the grant of stock options in fiscal year 2003 to the named executive officers and the potential realizable value of such stock options at assumed annual rates of stock appreciation over the terms of such stock options. No stock appreciation rights were granted to the named executive officers during fiscal year 2003.

Individual Grants
Name	Number of Shares Underlying Options Granted		% of Total Options Granted to Employees in FY 2003		Exercise Price Per Share (5)		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
								5%		10%
John E. Little	1,000,000 360,000	(1) (3)	2.09 0.75	% %	$ $	1.93 1.89	04/07/2012 02/06/2012	$ $	1,213,767 427,900	$ $	3,075,923 1,084,382

Glenn R. Wienkoop	435,000 1,000,000 1,000,000	(1) (1) (4)	0.91 2.09 2.09	% % %	$ $ $	0.42 1.71 0.69	07/29/2012 02/25/2012 02/25/2012	$ $ $	114,899 1,075,038 396,272	$ $ $	291,177 2,724,142 984,394

Howard A. Bain III	300,000 300,000 300,000 400,000	(1) (1) (4) (4)	0.63 0.63 0.63 0.83	% % % %	$ $ $ $	0.42 1.71 0.69 0.69	07/29/2012 02/25/2012 02/25/2012 08/05/2011	$ $ $ $	79,241 322,623 118,925 146,877	$ $ $ $	200,812 817,590 295,450 359,180

David S. Labuda	300,000 1,000,000 181,500 181,500 1,000,000	(1) (1) (3) (4) (4)	0.63 2.09 0.38 0.38 2.09	% % % % %	$ $ $ $ $	0.42 1.93 1.89 0.69 0.69	07/29/2012 04/07/2012 02/06/2012 02/06/2012 04/07/2012	$ $ $ $ $	79,241 1,213,767 215,733 71,450 402,534	$ $ $ $ $	200,812 3,075,923 546,709 177,243 1,003,301

Michael A. Vescuso	200,000 300,000 300,000 250,000	(1) (1) (4) (4)	0.43 0.63 0.63 0.52	% % % %	$ $ $ $	0.42 1.71 0.69 0.69	07/29/2012 02/25/2012 02/25/2012 08/12/2011	$ $ $ $	52,827 322,623 118,925 92,046	$ $ $ $	133,874 817,590 287,450 225,214

(1)

The grant dates for the options were February 26, 2002, April 8, 2002 and July 30, 2002. Each option has an exercise price equal to the fair market value on the grant date and will become exercisable in 48 successive equal monthly installments upon the optionee’s completion of each month of service over the 48-month period measured from the grant date. The options have a 10-year term measured from such grant date, subject to earlier termination following the optionee’s cessation of employment. In the event of an acquisition of Portal by merger or sale of all or substantially all of the assets of Portal, the options, to the extent outstanding at that time but not fully exercisable will accelerate and become exercisable for all the option shares as fully-vested shares unless the successor corporation agrees to assume the options or substitute equivalent options therefor. In addition, the options shall become immediately exercisable in the event that the optionee’s employment is involuntarily terminated without cause within 12 months following a change in control of Portal in which those options are assumed or otherwise continued in effect.

(2)	The 5% and 10% rates of appreciation are specified by the rules of the Securities and Exchange Commission and do not represent the our estimates or projections of future common stock prices.
(3)	Represents shares subject to new options granted on February 7, 2002, pursuant to the July 2001 option exchange program, in exchange for cancelled options that covered one third more shares. The new options vest in accordance with the same installment vesting schedule in effect for the exchanged options, but the number of shares subject to vesting on each applicable vesting date will be equal to 75% of the number of shares which would have vested on that date under the exchanged options.
(4)	Represents shares subject to options granted in fiscal year 2003 or prior fiscal years that were repriced to $0.69 per share, the market value of our stock, on November 7, 2002 in connection with our 2002 repricing program.
(5)	The exercise price may be paid in cash, in shares of our common stock valued at fair market value on the exercise date or, to the extent allowable under applicable law or Portal’s company policy, through a cashless exercise procedure involving the same-day sale of the purchased shares.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information with respect to the named executive officers concerning the exercise of options during the last fiscal year and the number and value of unexercised options held as of the end of the last fiscal year. No stock appreciation rights were exercised by the named executive officers during the last fiscal year, and no stock appreciation rights were held by them at the end of that year.

	Shares Acquired on Exercise	Aggregate Value Realized (1)	Number of Shares Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
John E. Little	—	$0.00	397,493	962,507	$0.00	$0.00
Glenn R. Wienkoop	—	$0.00	54,375	1,380,625	$23,925	$337,475
Howard A. Bain III	—	$0.00	247,914	752,086	$52,270	$198,730
David S. Labuda	—	$0.00	368,525	1,112,975	$72,774	$260,081
Michael A. Vescuso	—	$0.00	182,293	567,707	$37,740	$143,760

(1)	Market value of underlying securities on the date of exercise, minus the exercise price.
(2)	Market value of underlying securities on January 31, 2003 ($0.86 per share), minus the exercise price of in-the-money options.

Director Compensation

In fiscal year 2003 non-employee directors received no cash fees in connection with their service on the Board of Directors and its committees, except that non-employee directors were reimbursed by Portal for actual travel and hotel expenses incurred in attending Board meetings.

Newly elected or appointed non-employee directors are eligible to receive discretionary stock option grants under our 1999 Stock Incentive Plan (the “1999 Plan”) in connection with their initial election or appointment to the Board. Accordingly, at the time of their appointment to the Board, Ms. Taylor, Mr. Martin, Mr. Goldsmith and Mr. Moran each received a stock option for 80,000 shares with an exercise price per share of $0.66, $1.06, $0.73, and $0.73, respectively. Each such option has a maximum term of 10 years, subject to earlier termination upon the optionee’s cessation of Board service, and will vest in 48 successive equal monthly installments upon the optionee’s completion of each of his or her first 48 months of Board service. Each option will, however, immediately vest and become exercisable for all the option shares upon certain changes in control or ownership of Portal.

On the date of each Annual Stockholders Meeting, each of the continuing non-employee Board members who has served in such capacity for at least 6 months will receive an option grant, pursuant to the Automatic Option Grant Program in effect under the 1999 Plan, for 12,000 shares with an exercise price per share equal to the fair market value per share of the common stock on the grant date. Each option will have a maximum term of ten (10) years measured from the grant date, subject to the earlier termination upon the optionee’s cessation of Board service. The option will be immediately exercisable for all the option shares as fully-vested shares. Pursuant to such Automatic Option Grant Program, Messrs. Patterson, Wayman and Zander were each granted an option to purchase 12,000 shares of common stock with an exercise price of $0.84 per share on January 30, 2003, the date of the 2002 Annual Meeting.

The 1999 Stock Incentive Plan also contains a director fee option grant program. Should this program be activated in the future, each non-employee Board member will have the opportunity to apply all or a portion of any annual retainer fee otherwise payable in cash to the acquisition of a below-market option grant. At this time, we do not anticipate paying any annual retainer fee or other cash compensation to any non-employee members of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of Messrs. Patterson and Zander. No interlocking relationship exists between our Board of Directors or compensation committee and the Board of Directors or compensation committee of any other company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of common stock of Portal based upon 178,303,001 shares of our common stock outstanding as of January 31, 2003 as to (a) each current director and nominee for director; (b) each executive officer named in the Summary Compensation Table (hereafter referred to as the “named executive officers”); (c) all current directors and executive officers as a group; and (d) each person known to us to beneficially own at that time more than 5% of the outstanding shares of Portal’s common stock. Unless otherwise specified, the address of each beneficial owner is 10200 South De Anza Boulevard, Cupertino, California 95014.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Approximate Percent of Class Owned
John E. Little (2)	35,149,523	19.7%
David S. Labuda (3)	11,119,367	6.2%
Howard A. Bain III (4)	316,293	*
George J. Goldsmith	0	*
J. David Martin (5)	105,000	*
Richard A. Moran	0	*
Arthur C. Patterson (6)	5,539,542	3.1%
Jennifer Taylor (7)	8,333	*
Michael A. Vescuso (8)	222,310	*
Robert P. Wayman (9)	98,998	*
Glenn R. Wienkoop (10)	346,833	*
Edward J. Zander (11)	494,452	*
All current executive officers and directors as a group (17 persons) (12)	55,054,555	30.3%

*	Less than one percent.

(1)	The table is based upon information supplied by executive officers, directors and principal stockholders. Unless otherwise indicated, each of the stockholders named in the table has sole voting and investment power with respect to all securities shown as beneficially owned, subject to community property laws where applicable and to the information contained in the footnotes to the table.
(2)	Includes 34,695,364 shares held in trust by Mr. Little and 454,159 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 31, 2003.
(3)	Includes 430,253 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 31, 2003. Includes one share held directly by Mr. Labuda. Also includes 8,267,741 shares held in trust by Mr. Labuda as trustee of the David S. Labuda Separate Property Trust U/D/T dated December 30, 1998. Also includes 1,256,740 shares held in trust by Mr. Labuda and Cindy A. Labuda, Mr. Labuda’s wife, as trustees of the Labuda Community Trust U/D/T dated December 30, 1998. Also includes 375,772 shares of common stock held by Cindy A. Labuda, trustee of the Cindy A. Labuda Separate Property Trust U/D/T dated December 30, 1998 and 280,000 shares held in the name of the Kira Anne Labuda Trust dated 12/31/97. Also includes 127,215 shares held in the name of the Paige Elyse Labuda Trust U/T/A dated 12/28/00. Also includes 127,215 shares held in the name of the Chad Austin Labuda Trust U/T/A dated 12/28/00. Also includes 127,215 shares held in the name of the Evan Pierce Labuda Trust U/T/A dated 12/28/00. Also includes 127,215 shares held in the name of the Trevor Lee Labuda Trust U/T/A dated 12/28/00. Mr. Labuda disclaims beneficial ownership of all of these latter 1,164,632 shares.
(4)	Includes 289,581 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 31, 2003.
(5)	Includes 5,000 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 31, 2003.
(6)	Includes 456,629 shares held by Accel Internet/Strategic Technology Fund L.P., 202,950 shares held by Accel Investors ‘96 L.P., 67,648 shares held by Accel Keiretsu V L.P., 3,407,813 shares held by Accel V L.P., 689 shares held by Accel Investors ‘99(C) L.P., 517,712 shares held by ACP Family Partnership L.P. and 210,132 shares held by Ellmore C. Patterson Partners. Mr. Patterson is a managing member of Accel Internet/Strategic Technology Fund Associates L.L.C., (the general partner of Accel Internet/Strategic Technology Fund L.P.), Accel Keiretsu V Associates L.L.C. (the general partner of Accel Keiretsu V L.P.), and Accel V Associates L.L.C. (the general partner of Accel V L.P) Mr. Patterson is the General Partner of Accel Investors ‘96 L.P., Accel Investors ‘99(C) L.P., ACP Family Partnership L.P. and Ellmore C. Patterson Partners and is also a director of Portal. However, Mr. Patterson disclaims beneficial ownership of all these shares, except to the extent of his pecuniary interest therein. Also includes 628,065 shares held directly by Mr. Patterson. Also includes 36,000 shares subject to options that are currently exercisable by Mr. Patterson or will become exercisable within 60 days after January 31, 2003. Also includes 11,904 shares held in the name of Mr. Patterson’s minor children. Mr. Patterson disclaims beneficial ownership of these latter 11,904 shares except to the extent of his pecuniary interest therein.
(7)	Includes 8,333 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 31, 2003.
(8)	Includes 213,543 subject to options that are currently exercisable or will become exercisable within 60 days after January 31, 2003
(9)	Includes 98,998 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 31, 2003.
(10)	Includes 343,333 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 31, 2003.
(11)	Includes 36,000 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 31, 2003.
(12)	Includes 3,472,284 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 31, 2003.

Equity Compensation Plans

The following table sets forth information with respect to our equity compensation plans as of January 31, 2003. There are no outstanding options to acquire shares of our common stock under equity compensation plans or arrangements assumed by us in connection with its acquisitions of other companies, and there are no assumed plans under which any options to acquire such shares may be currently granted.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders:
1999 Stock Incentive Plan	34,804,868		$1.18	3,504,059	(2)
1999 Employee Stock Purchase Plan/2000 International Employee Stock Purchase Plan	0	(1)	—	7,744,829	(2)(3)
Equity Compensation Plans Not Approved by Stockholders:
2000 Supplemental Stock Option Plan	1,994,242		$1.29	3,752,998

(1)	Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan and 2000 International Employee Stock Purchase Plan (the “Purchase Plans”). Pursuant to those rights, each eligible employee may purchase up to 3,500 shares of common stock at semi-annual intervals on the last business day of May and November each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.
(2)	The number of shares of common stock available for issuance under the 1999 Stock Incentive Plan automatically increases on the first trading day of each fiscal year by an amount equal to 4%, of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event will any such annual increase exceed 10,500,000 shares. The number of shares of common stock available for issuance under the combined share reserve for the Purchase Plans automatically increases on the first trading day of each calendar year by an amount equal to 2%, of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event will any such annual increase exceed 4,000,000 shares.
(3)	Includes the number of shares available for issuance under the combined stockholder-approved reserve for the Purchase Plans.

The 2000 Supplemental Stock Option Plan (the “Supplemental Plan”) was implemented by the Board in December 4, 2000 as a non-stockholder approved plan under which option grants may be made to employees who are neither officers of Portal nor members of the Board on the grant date. The Board has authorized 6,000,000 shares of common stock for issuance under the Supplemental Plan. All option grants must have an exercise price per share not less than the fair market value per share of the common stock on the grant date. No option may have a maximum term in excess of ten years, and each option will be subject to earlier termination within a specified period following the optionee’s cessation of service with Portal (or any parent or subsidiary corporation.) The option will vest in one or more installments over the optionee’s period of service with Portal. However, all outstanding options will vest on an accelerated basis in the event we are acquired and those options are not assumed, replaced or otherwise continued in effect by the acquiring entity. All options granted under the Supplemental Plan will be non-statutory stock options under the federal tax laws, and the plan administrator has the discretionary authority to implement option repricing programs from time to time for the outstanding options.

As of April 14, 2003, there were options for 1,957,769 shares outstanding under the Supplemental Plan, 6,360,327 (this includes 4,343,281 cancelled shares) shares had been issued, and 3,982,954 shares remained available for future option grants.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into a form of change in control agreement with each of the following executive officers: Messrs. Aronson, Bain, Gaynor, Grejtak, Gorti, Labuda, Little, Vescuso and Wienkoop. Each agreement provides for severance payments to each officer totaling three times that officer’s annual base salary and target bonus compensation and for accelerated vesting of all of such officer’s then unvested options in the event that the officer is terminated without cause (or resigns in connection with a material reduction in responsibilities or compensation) within 12 months following a change in control of Portal. In addition, the Compensation Committee as plan administrator of the 1999 Stock Incentive Plan has the authority to grant options and to structure repurchase rights under that plan so that the shares subject to those options or repurchase rights will immediately vest in connection with a change in control of Portal, whether by merger, asset sale, successful tender offer for more than fifty percent of the outstanding voting stock or by a change in the majority of the board by reason of one or more contested elections for board membership, with this vesting to occur either at the time of this change in control or upon the subsequent involuntary termination of the individual’s service within a designated period, not to exceed 18 months, following a change in control.

Further, Mr. Vescuso’s employment agreement provides him with a relocation allowance in the amount of $100,000, which will be available to him through the completion date of his relocation to our headquarters in Cupertino, California. To the extent he draws upon this allowance, the funds will be issued in the form of an interest-free loan payable in one lump sum upon his termination of employment with Portal at any time prior to August 13, 2003. However, 50% of the loan will be forgiven once Mr. Vescuso has completed one year of employment with Portal, and the remaining 50% will be forgiven upon his completion of two years of employment with Portal. To the extent the draw down on this allowance is less than $100,000, the remaining amount will be paid to him as a bonus upon the completion date of his relocation. As of January 31, 2003, Mr. Vescuso has used $56,189 of this relocation allowance. Mr. Vescuso’s employment agreement also provides for a temporary apartment in California and $1,000 per month for temporary living expenses for a one-year period beginning with his hire date or until he relocates to the Portal’s headquarters. Mr. Vescuso has received a total of $5,610 for temporary living expenses, as of January 31, 2003. In addition, on May 22, 2002, we loaned Mr. Vescuso the sum of $60,000. The loan is evidenced by a promissory note dated June 10, 2002 in the principal amount of $60,000 and bears interest at the rate of 3.5% per year. The note will become due and payable to Portal on May 1, 2005, subject to certain acceleration events, including his termination of employment. However, the principal amount of the note will in all events accelerate and become immediately due and payable from time to time to the extent of 2/3 of any bonus or incentive compensation paid to Mr. Vescuso (net of any withholding and other deductions) during the term of the note.

Pursuant to the terms of Mr. Wienkoop’s employment agreement, if he is involuntarily terminated by us (except in the event of death, disability or for cause), he will receive a severance payment equal to one year’s base salary plus target bonus compensation. Additionally, Mr. Wienkoop’s employment agreement provides for reimbursement to him for all reasonable and customary relocation expenses.

In connection with our former Senior Vice President, Marketing, Mr. Steven R. Sommer’s departure from Portal, we extended from three months to twenty-four months the period following the termination of his employment in which he would be able to exercise the vested portion of his stock options that had an exercise price above the fair market value of the option shares on the date of his termination. In connection with our former Senior Vice President, Professional Services, Mr. Michael E. Regan’s departure from Portal, he entered into an agreement under which he will receive total severance benefits equal to $299,313, less any applicable taxes. On November 18, 2002, Mr. Regan was paid $175,000 in severance benefits and a personal time off payout in an amount equal to $24,313. On February 14, 2003, Mr. Regan was paid $175,000, the remaining portion of his agreed upon severance benefits. In addition, we agreed to pay COBRA benefits for Mr. Regan equaling $15,822 for one year following the termination of his employment, and we also extended from three months to twelve months the period following the termination of his employment in which he would be able to exercise the vested portion of his stock options that had an exercise price above the fair market value of the option shares on the date of his termination.

ITEM 14.     CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this annual report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report on Form 10-K:

1.  Financial Statements.    The consolidated financial statements of Portal Software, Inc. and Report of Independent Auditors contained in this Report on Form 10-K are listed in the Index to Consolidated Financial Statements contained in Item 8 above:

2.  Financial Statement Schedules.

Page
Schedule II—Valuation and Qualifying Accounts	89

All other required schedules are either contained in the financial statement notes or such schedules are not applicable.

3.  Exhibits Required by Item 601 of Regulation S-K.    The management contracts and compensatory plans required to be filed as part of, or incorporated by reference into, this Report are: (i) 1999 Stock Incentive Plan and related documents, Exhibits 10.6—10.14; (ii) 1999 Employee Stock Purchase Plan, Exhibit 10.15; (iii) 1995 Stock Option/Stock Issuance Plan and exhibits, Exhibit 10.5; (iv) Change in Control Severance Agreements, Exhibit 10.3-10.4; (v) 2000 Supplemental Stock Option Plan, Exhibit 10.19; (vi) 2000 International Employee Stock Purchase Plan, Exhibit 10.20; and (vii) Severance Agreement and General Release of all Claims dated November 11, 2002, between Portal Software, Inc. and Michael Regan, Exhibit 10.23.

(b)  Reports on Form 8-K.    None.

(c)  Exhibits.    See Exhibit Index on page 93. The Exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

PORTAL SOFTWARE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Doubtful Accounts:	Balance at Beginning of Year	(Credited) Charged to Expenses	Additions (Deductions)	Balance at End of Year
Year ended January 31, 2003	$7,869	$(1,102)	$(4,309)	$2,458
Year ended January 31, 2002	$2,899	$11,033	$(6,063)	$7,869
Year ended January 31, 2001	$1,187	$2,147	$(435)	$2,899

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized.

April 30, 2003	PORTAL SOFTWARE, INC.

	By:	/s/ JOHN E. LITTLE
John E. Little Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN E. LITTLE (John E. Little)	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	April 30, 2003

/s/ HOWARD A. BAIN III (Howard A. Bain III)	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	April 30, 2003

/s/ GEORGE J. GOLDSMITH (George J. Goldsmith)	Director	April 30, 2003

/s/ J. DAVID MARTIN (J. David Martin)	Director	April 30, 2003

/s/ RICHARD A. MORAN (Richard A. Moran)	Director	April 30, 2003

/s/ ARTHUR C. PATTERSON (Arthur C. Patterson)	Director	April 30, 2003

/s/ JENNIFER TAYLOR (Jennifer Taylor)	Director	April 30, 2003

/s/ ROBERT P. WAYMAN (Robert P. Wayman)	Director	April 30, 2003

/s/ EDWARD J. ZANDER (Edward J. Zander)	Director	April 30, 2003

CERTIFICATIONS

I, John E. Little, Chief Executive Officer of Portal Software, Inc., hereby certify that:

1.	I have reviewed this annual report on Form 10-K of Portal Software, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures base on our evaluation a of the Evaluation Date,

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 30, 2003

By:	/s/ JOHN E. LITTLE
John E. Little Chief Executive Officer

I, Howard A. Bain III, Chief Financial Officer of Portal Software, Inc., hereby certify that:

1.	I have reviewed this annual report on Form 10-K of Portal Software, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of the registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 30, 2003

By:	/s/ HOWARD A. BAIN III
Howard A. Bain III Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Bylaws.

3.2	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q filed on December 14, 2000).

3.4	Certificate of Designation for Series A Junior Preferred Stock (included in Exhibit 4.4 below)

4.1(1)	Form of Registrant’s Specimen Common Stock Certificate

4.2(1)	Amended and Restated Investors’ Rights Agreement, among the Registrant and the investors and founders named therein, dated January 29, 1998.

4.3(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated March 3, 1998.

4.4

Rights Agreement between Registrant and EquiServe Trust Company, N.A. dated August 16, 2002 (incorporated by reference from Registrant’s Current Report on Form 8-K (file no. 000-25829) filed on August 20, 2002).

4.5	Form of Indenture (incorporated by reference from Registrant’s Registration Statement on Form S-3 (file no. 333-85070) filed on March 27, 2002).

10.1(1)	Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at Stevens Creek Office Center, Cupertino, California, dated November 4, 1991, as amended.

10.2(1)	Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at 20833 Stevens Creek Boulevard, Cupertino, California, dated as of September 8, 1998.

10.3	Form of Change in Control Severance Agreement for Executive Officers*

10.4	Form of Change in Control Severance Agreement for Non-executive Officers*

10.5(1)	Registrant’s 1995 Stock Option/Stock Issuance Plan and exhibits.

10.6(4)	Registrant’s 1999 Stock Incentive Plan (as Amended and Restated through February 1, 2002).

10.7(1)	Form of Notice of Grant of Stock Option.

10.8(1)	Form of Stock Option Agreement.

10.9(1)	Form of Addendum to Stock Option Agreement (Involuntary Termination Following Corporate Transaction/Change in Control).

10.10(1)	Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Right)

10.11(1)	Form of Stock Issuance Agreement.

10.12(1)	Form Addendum to Stock Issuance Agreement (Involuntary Termination Following Corporate Transaction/Change in Control).

10.13(1)	Form Automatic Stock Option Agreement.

10.14(1)	Form Notice of Grant of Non-Employee Director—Automatic Stock Option.

10.15(4)	Registrant’s 1999 Employee Stock Purchase Plan.

10.16(1)	Form of Directors’ and Officers’ Indemnification Agreement (pre-October 2002).

10.17	Form of Directors’ and Officers’ Indemnification Agreement (as Amended through October 2002).*

10.18(4)	Form of Registrant’s Software License Agreement.

Exhibit No	Description
10.19	Registrant’s 2000 Supplemental Stock Option Plan (incorporated by reference from Registrant’s Registration Statement on Form S-8 (file no 333-56472) filed on March 2, 2001.

10.20(4)	Registrant’s 2000 International Employee Stock Purchase Plan.

10.21(1)	Lease agreement dated June 25, 1999 by and between Registrant and TST Cupertino, L.L.C. for office facilities at Cupertino City Center V, 10200 South De Anza Boulevard, Cupertino, California

10.22

Lease dated September 1999 between TST Torre, L.L.C. and Portal Software, Inc. for office facilities located at 10201 Torre Avenue, Cupertino, California. (incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2001 filed on April 28, 2000).

10.23

Severance Agreement and General Release of all Claims dated November 11, 2002 between Michael Regan and Registrant (incorporated by reference from Registrant’s quarterly report on Form 10-Q for the quarter ended October 31, 2002 filed on December 16, 2002).

10.24	Extended Development Center Agreement between Registrant and APAR Infotech Corporation dated as of August 29, 2002.*†

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Ernst & Young LLP, Independent Auditors.*

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated herein by reference from Registration Statement on Form S-1 (No. 333-72999).

(2)	Incorporated herein by reference from Annual Report on Form 10-K (No. 000-25829).

(3)	Incorporated herein by reference from Registration Statement on Form S-8 (No. 333-62126).

(4)	Incorporated herein by reference from Annual Report on Form 10-K filed March 25, 2002 (No. 000-25829).

*	Filed herewith

†	Confidential treatment has been requested as to portions of this exhibit.