Form 10-Q
period 2003-05-02
PORTAL SOFTWARE INC
filed 2003-06-16
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number 000-25829

PORTAL SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0369737
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10200 South De Anza Boulevard
Cupertino, California	95014
(Address of principal executive offices)	(Zip code)

(408) 572-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X          No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes                   No   X

On May 30, 2003, 180,470,060 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

PORTAL SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED May 2, 2003

Item 1. Financial Statements

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	April 30, 2003	January 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,531	$21,502
Short-term investments	21,271	30,641
Accounts receivable, net of allowance for doubtful accounts of $1,910 and $2,458 at April 30, 2003 and January 31, 2003, respectively	34,644	22,467
Restricted short-term investments	1,968	1,609
Prepaid expenses and other current assets	5,877	4,026

Total current assets	86,291	80,245
Property and equipment, net	22,026	22,798
Purchased developed technology, net	3,990	4,655
Restricted long-term investments	12,033	13,412
Other assets	2,606	2,624

	$126,946	$123,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,979	$4,699
Accrued employee benefits	9,608	8,821
Current portion accrued restructuring costs	12,588	13,418
Other accrued liabilities	8,479	8,429
Current portion of capital lease obligations	—	11
Deferred revenue	28,064	23,955

Total current liabilities	67,718	59,333
Long-term notes payable	1,674	1,679
Long-term accrued restructuring costs	24,009	26,903
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series:
5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 178,876 and 178,303 shares issued and outstanding at April 30, 2003 and January 31, 2003, respectively	179	178
Additional paid-in capital	548,422	540,994
Accumulated other comprehensive income	353	294
Notes receivable from stockholders	(67)	(69)
Accumulated deficit	(515,342)	(505,578)

Stockholders’ equity	33,545	35,819

	$126,946	$123,734

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Quarter Ended April 30,
	2003	2002
Revenues:
License fees	$13,570	$12,708
Services	18,523	18,404

Total revenues	32,093	31,112

Costs and expenses:
Cost of license fees	88	115
Cost of services	11,613	10,949
Amortization of purchased developed technology	665	849
Research and development	7,167	11,434
Sales and marketing	11,388	14,900
General and administrative	3,333	4,394
Stock compensation charges (1)	7,090	110

Total costs and expenses	41,344	42,751

Loss from operations	(9,251)	(11,639)
Interest and other income, net	123	698

Loss before income taxes	(9,128)	(10,941)
Provision for income taxes	(636)	(1,068)

Net loss	$(9,764)	$(12,009)

Basic and diluted net loss per share	$(0.05)	$(0.07)

Shares used in computing basic and diluted net loss per share	178,568	174,892

(1) Stock compensation charges relate to the following expense categories:

Cost of services	$1,534	$17
Research and development	2,616	38
Sales and marketing	1,979	31
General and administrative	961	24

Total	$7,090	$110

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Quarter Ended April 30,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(9,764)	$(12,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,938	3,495
Stock compensation charges	7,090	110
Amortization of purchased intangibles	665	849
Changes in operating assets and liabilities:
Accounts receivable, net	(11,857)	343
Prepaid expenses and other current assets	(1,822)	(550)
Other assets	18	890
Accounts payable	4,280	993
Accrued employee benefits	787	1,408
Other accrued liabilities	(3,674)	(4,743)
Deferred revenue	4,109	(7,655)

Net cash used in operating activities	(8,230)	(16,869)

INVESTING ACTIVITIES:
Purchases of short-term investments	(22,415)	(57,455)
Sales of short-term investments	18,502	45,663
Maturity of short-term investments	12,805	12,591
Sales and maturities of long-term investments	1,400	—
Purchases of property and equipment	(1,428)	(2,322)

Net cash provided by (used in) investing activities	8,864	(1,523)

FINANCING ACTIVITIES:
Payments received from stockholder notes receivable	2	—
Repayments of notes payable	(5)	(6)
Principal payments under capital lease obligations	(11)	(214)
Proceeds from issuance of common stock, net of repurchases	339	176

Net cash provided (used in) by financing activities	325	(44)

Effect of exchange rate on cash and cash equivalents	70	403

Net decrease in cash and cash equivalents	1,029	(18,033)
Cash and cash equivalents at beginning of period.	21,502	36,318

Cash and cash equivalents at end of period	$22,531	$18,285

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

The accompanying condensed consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet at April 30, 2003 and the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the quarters ended April 30, 2003 and 2002 are not audited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring items) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2003 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 filed with the Securities and Exchange Commission.

Fiscal year

We have adopted a 4-4-5 week fiscal accounting year commencing with our 2004 fiscal year. Each quarter will consist of 13 weeks ending on a Friday. Our 2004 fiscal year began on February 1, 2003, the day following the last day of our 2003 fiscal year, and will end on January 30, 2004. Accordingly, all references as of and for the period ended April 30, 2003 reflect amounts as of and for the period ended May 2, 2003. The quarter ended April 30, 2003 was comprised of 91 days while the quarter ended April 30, 2002 was comprised of 89 days.

Foreign Currency

Portal considers the functional currency of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date and revenue, costs and expenses are translated at average rates of exchange in effect during the period. Translation gains and losses are reported within accumulated other comprehensive loss. Net gains and losses resulting from foreign exchange transactions were immaterial in all periods presented.

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

Revenue Recognition

Portal recognizes revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements are very complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Portal’s revenue recognition policy is significant because revenue is a key component of its results of operations. Portal follows very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of its revenue recognition policy.

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Pursuant to the requirements of Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” Portal uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value (“VSOE”) of all undelivered elements exists. VSOE for undelivered elements is based on normal pricing for those elements when sold separately and, for maintenance services, is additionally measured by the renewal rate. The software is considered to have been delivered when Portal has provided the customer with the access codes that allow for immediate possession of the software. Its revenue recognition policy takes into consideration the creditworthiness of the customer in determining the probability of collection as a criterion for revenue recognition. The determination of creditworthiness requires the exercise of judgment, which affects the Company’s revenue recognition. If a customer is deemed to not be creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash. The creditworthiness of customers is re-assessed on a regular basis and revenue is deferred until cash receipt, if appropriate. Additionally, when the Company enters into contracts with industry-standard payment terms, it is Portal’s policy to recognize such revenue when the customer is deemed to be creditworthy and collection of the receivable is probable. Revenue from arrangements with customers who are not the ultimate users, such as resellers, is not recognized until evidence of an arrangement with an end user has been received. Should we enter into a transaction with a customer to purchase the customer’s products contemporaneously with the customer’s purchase of software from Portal, the Company’s policy is to recognize the amount of license fees paid to Portal net of the fees paid for the customer’s products.

Services revenues are primarily comprised of revenue from product deployment, follow-on enhancements and other consulting fees, maintenance agreements and training. When licenses arrangements include services, the license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services are not essential to the functionality of the software. When software services are not considered essential, which has been the case in the majority of the Company’s license arrangements, the revenue related to the time and materials services is recognized as the services are performed. Portal recognizes consulting revenue as services are performed. If a services agreement includes milestones, Portal does not recognize revenue until customer acceptance has occurred. To date, the company has been successful in estimating efforts required under its services contracts, including its fixed price contracts, and accordingly, has not incurred any losses on its fixed priced contracts. In the event that cost estimates exceed revenues in the future, the Company will accrue for the estimated losses if and when the losses become evident.

For arrangements that do not meet the above criteria, both the license revenues and services revenues are recognized under the percentage-of-completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Portal follows the percentage-of-completion method since reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage-of-completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours at project completion. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

One customer, Vodafone Omnitel, accounted for 22% of revenues during the quarter ended April 30, 2003. No individual customer accounted for more than 10% of total revenues during the quarter ended April 30, 2002.

Guarantees

Our license agreements include indemnification for infringements of third-party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties, as we do not believe any losses are probable. We have also issued letters of credit totaling $9.6 million related to our leased facilities, $2.0 million related to bank guarantees securing bank loans to the former shareholders of Solution42 and $0.5 million of other bank guarantees. In the event Portal or the former Solution42 shareholders default on the terms of the underlying lease or loan agreements, the beneficiaries may draw on these letters of credit. The requirements to maintain the letters of credit correspond to the terms of the underlying agreements which expire at various dates through 2021. We do not have any other guarantees.

Segment Information

Portal operates solely in one segment, the development and marketing of business infrastructure software. Portal’s foreign operations consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network as well as an engineering and development center in India. Portal’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and certain direct expenses by geographic region for purposes of making operating decisions and assessing financial performance. Portal’s assets are primarily located in its corporate office in the United States and are not allocated to any specific region, therefore Portal does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

Portal’s revenue outside of North America represented 78% and 64% of total revenues for the quarters ended April 30, 2003 and April 30, 2002, respectively, and were derived from sales to Europe (which is defined by Portal as Europe, Middle East and Africa) and Intercontinental (which is defined by Portal as Asia-Pacific, Japan and Latin America). European revenues for these quarters were $20.6 million and $12.2 million and Intercontinental revenues were $4.4 million and $7.6 million, respectively. Revenues from Italy and the United Kingdom were $8.3 and $5.3 million, respectively, for the quarter ended April 30, 2003, and revenues from Japan were $3.8 million in the quarter ended April 30, 2002.

Cash, Cash Equivalents, Short-Term and Long-Term Investments

Portal considers all highly liquid, low-risk debt instruments with an original maturity, at the date of purchase, of three months or less to be cash equivalents. At April 30, 2003 and January 31, 2003, cash equivalents and short-term investments consisted primarily of commercial paper, corporate notes, money market funds and government securities. All short-term investments mature within 24 months.

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

The following summarizes Portal’s cash, cash equivalents and investments (in thousands):

	April 30, 2003	January 31, 2003
	(unaudited)
Cash and cash equivalents:
Cash	$16,935	$13,108
Money market funds	2,221	8,394
U.S. Government securities	3,375	—

Total cash and cash equivalents	22,531	21,502
Short-term investments	21,271	30,641
Restricted short-term investments	1,968	1,609
Restricted long-term investments	12,033	13,412

Total cash, cash equivalents and investments	$57,803	$67,164

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Short-term investments:
Corporate notes	$7,398	$30	$—	$7,428
U.S. Government securities	24,810	17	(5)	24,822
Restricted investments	(1,609)	—	—	(1,609)

Short-term investments at January 31, 2003	$30,599	$47	$(5)	$30,641

Corporate notes	$6,069	$20	$(1)	$6,088
U.S. Government securities	15,170	13	—	15,183

Short-term investments at April 30, 2003 (unaudited)	$21,239	$33	$(1)	$21,271

The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands):

	April 30, 2003	January 31, 2003
	(unaudited)
Due within one year	$5,930	$11,726
Due within two years	15,341	20,524
Restricted short-term investments	—	(1,609)

	$21,271	$30,641

As of April 30, 2003, restricted short-term investments of $2.0 million combined with restricted long-term investments of $12.0 million represent collateral for four letters of credit and four bank guarantees. As of April 30, 2003, the four letters of credit totaling $9.6 million were issued in lieu of a cash security deposit and are renewable annually and expire on various dates from October 31, 2005 through March 5, 2021. One of the bank guarantees totaling $1.4 million was issued to secure outstanding bank loans made to former shareholders of Solution42 and expires on April 30, 2004. Another bank guarantee for $0.6 million relates to outstanding loans secured by buildings owned by Portal and expires on December 31, 2017. The remaining two bank guarantees totaling $0.5 million were issued in support of Portal’s compliance with performance obligations to two customers and expire during 2004. Restricted investments consist of corporate bonds and U.S. Government securities maturing over a period of one to two years.

Restricted long-term investments of $12.0 million consisted of $6.8 million of cash and cash equivalents and $5.2 million of investments classified as available-for-sale with no unrealized gains and losses as of April 30, 2003. Restricted long-term investments of $13.4 million consisted of $7.0 million of investments classified as available-for-sale with no unrealized gains and losses as of January 31, 2003. Restricted long-term investments of $6.4 million were classified as held-to-maturity and, consequently, unrealized gains and losses are not recorded as the amortized cost approximated fair value as of January 31, 2003.

Portal also invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) as of April 30, 2003 and January 31, 2003. The investments are accounted for using the cost method as Portal does not have the ability to exercise significant influence over the operations of these companies and Portal’s investment is less than 20% of the outstanding voting shares in each entity. Portal monitors its investments for other than temporary impairment, basing its assessment on a review of the investee’s operations and other indicators. Other indicators include, but are not limited to, capital resources, prospects of receiving additional financing and prospects for liquidity of the related securities.

Impairment of Long-Lived Assets

Portal evaluates the carrying value of long-lived assets and intangibles, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On a regular basis, the estimated future undiscounted net cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management’s best estimates, using appropriate assumptions and projections at the time.

Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data; unaudited):

	Quarter Ended April 30,
	2003	2002
Basic and diluted:
Net loss	$(9,764)	$(12,009)

Weighted-average shares of common stock outstanding	178,605	175,031
Less: Weighted-average shares subject to repurchase	(37)	(139)

Weighted-average shares used in computing basic net loss per share	178,568	174,892

Net loss per share	$(0.05)	$(0.07)

Portal has excluded outstanding warrants and stock options from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share was 4,586,000 and 2,704,000 for the quarters ended April 30, 2003 and April 30, 2002, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

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

In November 2002, the Compensation Committee of Portal’s Board of Directors approved a plan to reprice stock options for employees. The plan excluded the Chief Executive Officer and members of the Board of Directors. Under this plan, 20,774,994 options were repriced. These options became subject to variable accounting prospectively whereby stock-based compensation for the options must be re-measured quarterly and recorded in the Consolidated Statements of Operations for each reporting period until such options are exercised or expire.

The weighted average fair value, per share, of options granted for the quarters ended April 30, 2003 and 2002 was $0.61, and $0.96, respectively.

Summarized below are the pro forma effects on net loss and net loss per share as if Portal had elected to use the fair value approach prescribed by SFAS 123 (in thousands, except per share amounts; unaudited):

	Quarter Ended April 30,
	2003	2002
Net loss, as reported	$(9,764)	$(12,009)
Add: Stock-based employee compensation included in reported net loss	7,090	110
Deduct: Stock-based employee compensation expense determined under the fair value method for all stock option grants (SFAS 123)	(7,268)	(12,809)

Pro forma net loss	$(9,942)	$(24,708)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.07)

Pro forma	$(0.06)	$(0.14)

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which includes certain changes in the equity of the company. Comprehensive loss is as follows (in thousands; unaudited):

	Quarter Ended April 30,
	2003	2002
Net loss	$(9,764)	$(12,009)
Unrealized loss on marketable securities	(10)	(303)
Change in cumulative translation adjustment	69	658

Comprehensive loss	$(9,705)	$(11,654)

Reclassifications

Certain amounts in the first fiscal quarter 2003 have been reclassified to conform to the presentation adopted in the third fiscal quarter of 2003. Certain costs classified as research and development expenses in the prior comparable period have been reclassified to amortization of purchased developed technology on the Condensed Consolidated Statements of Operations.

Note 2. Restructuring

In fiscal 2003 and 2002 Portal’s Board of Directors approved the implementation of restructuring plans to effect a change in the Company’s operations and cost structure to more fully align with its revised business strategy requiring a greater focus on the needs of diversified telecommunications service providers. The plans included reductions in workforce of approximately 250 employees in fiscal 2003 and 320 employees in fiscal 2002, facilities reductions and asset write-offs. The Company recorded restructuring charges of $36.5 million and $41.3 million for the fiscal years 2003 and 2002, respectively. The restructuring charges recorded in fiscal 2003 included approximately $6.2 million of severance related amounts, $17.1 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, $11.7 million in asset write-offs and $1.5 million for other costs. The restructuring charges recorded in fiscal 2002 included approximately $6.9 million of severance related amounts, $20.4 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, and $13.1 million in asset write-offs.

The fiscal 2003 restructuring plan specifically identified facilities to be vacated, throughout North America and internationally in Germany, Japan and the United Kingdom. Portal vacated the facilities on various dates, as planned, through September 2002. A portion of Portal’s headquarters was also vacated by December 2002. The planned exit dates for each facility were considered when calculating the restructuring charges. For the portion of the facilities that the Company continued to occupy subsequent to the plan’s approval, the Company has included rental costs relating to the period following the planned exit date in the restructuring charges. Prior to vacating these facilities, or portions thereof that Portal intends to sublease, rental expense continued to be included in operating expenses. Portal was successful in negotiating the termination of some of its leases. The restructuring accrual reflects the terms of these agreements.

Severance payments are expected to be paid through the second quarter of fiscal 2004. The long-term portion of the accrued restructuring costs is made up of lease payments for vacated facilities, net of expected sublease income, and is currently expected to be paid through 2006. Actual future cash requirements may differ materially from the accrual, particularly if actual sublease income is significantly different from current estimates, if the Company is successful or unsuccessful in its efforts to renegotiate facility leases, or if it is unsuccessful in its attempts to sublet the facilities within a timely manner.

A summary of accrued restructuring costs is as follows (in thousands):

	January 31, 2003	Cash Disbursements	April 30, 2003
			(unaudited)
Severance	$1,897	$(971)	$926
Facilities	36,630	(2,706)	33,924
Other	1,794	(47)	1,747

	$40,321	$(3,724)	$36,597

Current portion accrued restructuring costs	$13,418		$12,588

Long-term accrued restructuring costs	$26,903		$24,009

Note 3. Income Taxes

During the quarters ended April 30, 2003 and 2002, the Company recognized tax expense of $0.6 million and $1.1 million, respectively, primarily as a result of foreign withholding taxes on revenue and tax on earnings generated from our foreign operations. With respect to deferred taxes, the Company has recorded a valuation allowance to reduce its deferred tax assets to zero, as it is not likely that these assets will be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Note 4. Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements relating to future sales, gross margins, product development, operating expense levels and the sufficiency of financial resources to support our future operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve inherent risks and uncertainties, including those discussed below and under the heading “Risks Associated with Our Business and Future Operating Results” that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We plan to structure more of our transactions to provide for payments over a period of one year or more and to increase the number of arrangements where license and service fees are combined. One of the impacts of this change in license structuring could be that license revenue would be recognized ratably over the term of the license arrangement or as payments from customers become due, or services are completed rather than being recorded as revenue upon delivery. This could decrease our revenues in the short term. The portion of our total revenues that is derived from international operations has increased in recent years. As a result, we will face greater exposure to the risks associated with international operations. With respect to our services revenues, most of our professional services fees have been paid pursuant to time and materials arrangements. We believe that in the future a larger portion of our services revenues will be based on fixed price contracts. This could result in the deferral of revenue until contract completion, in the event that we were unable to reliably budget and estimate our obligations under these contracts or determine the fair value of the services being performed. For a description of factors that may affect our future results see “Risks Associated with Our Business and Future Operating Results.”

There have been no significant changes in our accounting policies during the first quarter ended April 30, 2003 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

RESULTS OF OPERATIONS

Revenues

	Quarter Ended April 30,		Percent Change
	2003	2002
	(dollars in millions; unaudited)
License fees	$13.6	$12.7	7%
Percentage of total revenues	42%	41%
Services	18.5	18.4	1%
Percentage of total revenues	58%	59%

Total revenues	$32.1	$31.1	3%

Total revenues increased slightly in the quarter ended April 30, 2003 from the comparable period in 2002. As a percentage of revenue, license fees and services reflected no significant change in the quarter ended April 30, 2003 compared to the quarter ended April 30, 2002. We had one customer, Vodafone Omnitel, which accounted for 22% of revenues during the quarter ended April 30, 2003. No one customer accounted for more than 10% of revenues during the quarter ended April 30, 2002. In the quarter ended July 31, 2002, Portal revised its revenue recognition policy. This change increased revenue recognized during the quarter ended April 30, 2003 by $0.4 million.

Geographical Revenues

	Quarter Ended April 30,		Percent Change
	2003	2002
	(dollars in million; unaudited)
North America	$7.1	$11.3	(37)%
Percentage of total revenues	22%	36%
International
Europe	20.6	12.2	69%
Percentage of total revenues	64%	39%
Intercontinental	4.4	7.6	(42)%
Percentage of total revenues	14%	25%

Total international	25.0	19.8	26%
Percentage of total revenues	78%	64%

Total revenues	$32.1	$31.1	3%

North American revenues, which are defined by us as revenues from the United States and Canada, decreased in the quarter ended April 30, 2003 compared with the quarter ended April 30, 2002, primarily due to the dramatic drop off in the formation of new companies that may have used our product to bill for Internet-based services. In addition, there was a continued general economic slowdown, and in particular, reduced capital spending by communication service providers, which are the primary markets for our products and services. The increase in revenues in Europe, which are defined by us as revenues from Europe, Middle East and Africa, increased as a result of our success in obtaining new business with wireless and content service providers in this region. Intercontinental revenues, which are defined by us as revenues from Asia-Pacific, Japan and Latin America (including Mexico), decreased primarily due to a continued deferral of capital expenditures by telecommunications companies as well as a general economic slowdown in that region. We are unable to determine the impact of Severe Acute Respiratory Syndrome (“SARS”) specifically on these results but we believe there has been an effect and that there may be continuing negative effects as the SARS epidemic remains unresolved at the time of this filing.

Expenses

	Quarter Ended April 30,		Percent Change
	2003	2002
	(dollars in million; unaudited)
Cost of license fees	$0.1	$0.1	—%
Percentage of total revenues	—%	—%
Cost of services	$11.6	$10.9	6%
Percentage of total revenues	36%	35%
Amortization of purchased developed technology	$0.7	$0.8	—%
Percentage of total revenues	2%	3%
Research and development	$7.2	$11.4	(37)%
Percentage of total revenues	22%	37%
Sales and marketing	$11.4	$14.9	(23)%
Percentage of total revenues	36%	48%
General and administrative	$3.3	$4.4	(25)%
Percentage of total revenues	10%	14%

Cost of License Fees

Cost of license fees consists of resellers’ commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Infranet. Cost of license fees remained unchanged in the quarter ended April 30, 2003 compared with the quarter ended April 30, 2002.

Cost of Services

Cost of services primarily consists of consulting, maintenance and training expenses. The increase in cost of services for the quarter ended April 30, 2003 from the comparable period ended April 30, 2002 is primarily due to increases in travel and miscellaneous expenses resulting from the deployment of consultants based in North America to support customers located in

Europe and the use of contractors to support the ramp up of our service capabilities. Gross margin for services was approximately 37% and 41% for the quarters ended April 30, 2003 and 2002, respectively.

Amortization of Purchased Developed Technology

For the quarters ended April 30, 2003 and 2002, we amortized purchased developed technology in the amount of $0.7 million and $0.8 million, respectively. Amortization of purchased developed technology will continue to negatively impact our operating results in the future. Future amortization expense of the remaining purchased developed technology related to our investment in Solution42 is currently estimated to be $2.7 million in fiscal year 2004 and $2.0 million in fiscal year 2005.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs for our development and certain technical support efforts. Research and development expenses were $7.2 million and $11.4 million for the quarters ended April 30, 2003 and 2002, respectively. Research and development expenses decreased $4.2 million, or 37%, in the current quarter ended April 30, 2003 over the comparable quarter of 2002 primarily due to a shift of our engineering workforce from higher cost U.S. locations to our lower cost location in Banglalore, India and to a reduction in personnel as a result of our restructuring in fiscal 2003 and 2002. Portal has not capitalized any software development costs to date.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel and related costs for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new and the maintenance of existing strategic partnerships. Sales and marketing expenses were $11.4 million and $14.9 million in the quarters ended April 30, 2003 and 2002, respectively. Sales and marketing expenses decreased $3.5 million, or 23%, in the quarter ended April 30, 2003 over the comparable quarter of 2002 primarily due to a decrease in the number of sales and marketing personnel as a result of our restructuring in fiscal 2003 and 2002.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, as well as information system and facilities expenses not allocated to other departments. General and administrative expenses were $3.3 million and $4.4 million in the quarters ended April 30, 2003 and 2002, respectively. General and administrative expenses decreased $1.1 million, or 25%, over the corresponding prior period due to a decrease in facilities costs, primarily rent and lease costs, and a decrease in the number of general and administrative personnel all as a result of our restructuring in fiscal 2003 and 2002.

Stock Compensation Charges

In fiscal 2003, our Board of Directors approved a plan to reprice stock options for employees (excluding our Chief Executive Officer and members of our Board of Directors). Under this repricing plan, 20,774,994 outstanding options with an exercise price greater than $0.69 per share (the closing market price on the date of repricing) were repriced to an exercise price of $0.69 per share. There were no changes to the vesting schedules. These repriced options became subject to variable accounting, which requires that they be remeasured based upon the current fair market value of our common stock at the end of each accounting period until exercised. As a result, we recorded a stock compensation charge of $7.1 million in the quarter ended April 30, 2003.

We recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999 in connection with stock options and restricted stock issued during and prior to 1999 and $0.2 million in fiscal year 2002, in connection with the acquisition of BayGate. The deferred stock compensation reflects the difference between the exercise prices of options granted to acquire certain shares of common stock and the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. We amortized deferred compensation expense of $0.1 million during the quarter ended April 30, 2002. There was no amortization for the quarter ended April 30, 2003 as the balance was fully expensed in fiscal 2003.

The following table shows the amounts of stock compensation charges that would have been recorded under the following categories had stock compensation charges not been separately stated on the statements of operations.

	Quarter Ended April 30,
	2003	2002
	(in thousands; unaudited)
Cost of services	$1,534	$17
Research and development	2,616	38
Sales and marketing	1,979	31
General and administrative	961	24

	$7,090	$110

Provision for Income Taxes

Our taxes totaled $0.6 million and $1.1 million for the quarters ended April 30, 2003 and 2002, respectively, primarily as a result of foreign withholding taxes on revenue and tax on earnings generated from our foreign operations. Although we recorded net losses of $9.8 million and $12.0 million for the quarters ended April 30, 2003 and 2002, respectively, our foreign operations were profitable for tax purposes primarily due to the intercompany charge back arrangements necessary under the local tax laws.

Liquidity and Capital Resources

Cash, cash equivalents and investments (including restricted investments of $14.0 million) totaled $57.8 million at April 30, 2003, compared with a balance of $67.2 million at January 31, 2003.

We used cash totaling $8.2 million in operations in the quarter ended April 30, 2003, a decrease of $8.7 million from the $16.9 million used in the quarter ended April 30, 2002. Net cash used in operations for the quarter ended April 30, 2003 was primarily comprised of an increase in accounts receivable of $11.9 million and a decrease in other accrued liabilities of $3.7 million, offset by an increase in accounts payable of $4.3 million and an increase in deferred revenue of $4.1 million. Adjustments made for non-cash expenses, such as depreciation and amortization, stock compensation charges and amortization of purchased intangibles amounted to $9.7 million for the quarter ended April 30, 2003.

The increases in accounts receivable and deferred revenue were primarily due to billings and associated revenue deferrals related to the signing of a significant contract with Vodafone Omnitel at the end of the first quarter of fiscal 2004. The increase in accounts payable was primarily related to the increased utilization of third party consultants for customer implementations and to the timing of certain facility related payments. The decrease in other accrued liabilities was primarily due to lease payments for facilities included in accrued restructuring costs.

Net cash provided by investing activities was $8.9 million for the quarter ended April 30, 2003, an increase of $10.4 million from the $1.5 million used in the quarter ended April 30, 2002. Net cash provided by investing activities in the quarter ended April 30, 2003 primarily reflected net activity in short and long term investments. During the quarter ended April 30, 2003 and 2002, purchases of property and equipment amounted $1.4 million and $2.3 million, respectively.

The total future cash outlay for the restructuring plans enacted in fiscal 2003 and 2002 is currently estimated to be approximately $36.6 million, which includes severance related costs as well as lease liabilities related to the consolidation of facilities and is expected to be funded by available cash. Lease payments for impacted facilities, net of expected sublease income, are expected to be $33.9 million and will be paid out through 2006.

Our capital requirements depend on numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors. We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses will comprise a material expenditure of our cash resources. As a result, our net cash flows will depend on the level of future revenues and our ability to effectively manage infrastructure costs. Although we believe that our current cash, cash equivalents and investment balances and cash generated from operations will be sufficient to fund our operations for at least the next 12 months, we may require additional financing within this time frame or we may elect to raise additional capital through a public or private offering of debt or equity securities. We may seek financing at any time that we determine market conditions are favorable. Additional funding, if needed, may cause dilution to our stockholders or the incurrence of debt and such funding may not be available on terms acceptable to us, or at all.

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

OUR REVENUES WILL BE ADVERSELY AFFECTED AS A RESULT OF ECONOMIC AND POLITICAL CONDITIONS AFFECTING OUR TARGET MARKETS

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

In addition, political instability in various geographic areas has resulted in companies reducing spending for technology projects generally and the delay or reconsideration of potential purchases of our products and related services. The war on terrorism and in Iraq and the potential for war or other hostilities in various parts of the world continues to contribute to a climate of economic and political uncertainty and decreasing consumer confidence that has and may continue to adversely affect our revenue growth and results of operations.

Failure to collect accounts receivable in a timely manner has in the past and may in the future result in significant write-offs, higher accounts receivable reserves and lower cash balances that would adversely affect our financial results and available cash resources.

WE EXPECT TO INCUR ADDITIONAL LOSSES AND CANNOT BE CERTAIN THAT WE WILL BE PROFITABLE OR GENERATE POSITIVE CASH FLOW

In order to be profitable or generate positive cash flow, we must significantly increase our revenues or further reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues to attain profitability in any future period. Moreover, we have already significantly reduced our expenses through a series of restructurings and there may be a limit to our ability to further reduce expenses without significantly damaging our operational capabilities. We incurred net losses of approximately $9.8 million for the quarter ended April 30, 2003 and $72.2 million, $395.5 million and $2.3 million for fiscal 2003, 2002 and 2001, respectively.

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

OUR QUARTERLY REVENUE IS GENERATED FROM A LIMITED NUMBER OF CUSTOMERS AND OUR CUSTOMER BASE IS CONCENTRATED; THE LOSS OF ONE OR MORE OF OUR CUSTOMERS OR PROSPECTIVE CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER

A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, in the quarter ended April 30, 2003, one customer, Vodafone Omnitel, accounted for 22% of our revenues. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. Our total revenues could also be adversely affected if revenues from a significant customer in one period are not replaced with revenues from that customer or other customers in subsequent periods. The communication and content industries we have targeted are consolidating, which could reduce the number of potential customers available to us. Moreover, many of our customers may have purchased sufficient quantities of our products to satisfy their current or anticipated requirements. For all of these reasons our business could suffer in the future.

DISRUPTION OF TRAVEL DUE TO DISEASE, TERRORISM OR CIVIL UNREST COULD CAUSE OUR BUSINESS TO SUFFER

Because a substantial portion of our revenues are generated from a limited number of customers each quarter, widespread disruption of travel to a region or country in which we have large customers, prospective customers or services engagements could disrupt our ability to win or perform contracts. Such disruption could occur as a result of terrorism, such as the decline in travel following the September 11, 2001 attacks, or of disease, such as the decline in travel to China and Hong Kong due to the outbreak of SARS disease, or as a result of political unrest or war. Inability or unwillingness by our employees to travel to an affected region, could adversely affect our efforts to obtain or perform contracts, which could result in the loss of revenue and cause our business to suffer.

RAPID CHANGES IN DEMAND FOR OUR SERVICES CAN INCREASE OUR COSTS AND ADVERSELY AFFECT OUR MARGINS AND PROFITABILITY

Services contracts can require that we rapidly provide qualified consulting personnel in particular locations. In addition, such personnel may be required to have particular language speaking abilities and technical skills. Recruitment and training of qualified personnel can take significant time and expense. To meet rapidly changing requirements for personnel, we may need to relocate personnel from one geographic area to another that can result in increased costs. In some cases, we may choose to satisfy resource requirements by retaining subcontractors that in some cases, the cost may exceed the cost of using our employees. All these factors may increase the costs of performing services and reduce margins for services. Failure to provide adequate consulting services to our customers could result in loss of revenue, damaged customer relationships or financial penalties. As a result, if we experience difficulties in managing the size, location and availability of our services workforce, our revenues, profitability or business will suffer.

IT IS DIFFICULT TO PREDICT THE TIMING OF INDIVIDUAL ORDERS BECAUSE INFRANET HAS A LONG AND VARIABLE SALES CYCLES AND IMPLEMENTATION PERIODS

The sales cycle for Infranet varies greatly, generally ranging between 3 to 18 months. Sales cycles have recently lengthened as the competitive environment has become more intense, the financial position of our potential customers has weakened and price discounting has further delayed customer decision processes. Along with systems integrators and our other distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of Infranet. Customers increasingly require vendors to perform proof of concept projects and performance benchmarks as a part of the sales cycles. These tests can further lengthen sales cycles and increase our sales costs. The long sales and implementation cycles for Infranet make it more difficult to predict our future financial results and may cause license revenues and operating results to vary significantly from period to period.

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

THE MARKETS IN WHICH WE SELL OUR PRODUCT ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

We compete in markets that are intensely competitive and rapidly changing. We face competition from providers of customer management and billing software, such as Amdocs Ltd., Convergys Corporation, and CSG Systems International, Inc. and we also compete with systems integrators and with internal information technology departments of larger communications providers. Most of our current principal competitors have significantly more personnel and greater financial, technical, marketing and other resources than we have. Many of our competitors also have more diversified businesses, established reputations in particular market segments, larger customer bases and are not as dependent on customers in our target market.

Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Intense competition has recently been exemplified by deep price discounting by our competitors that has resulted in a lengthening of our sales cycles, price reductions and may threaten our ability to close forecasted business. Additionally, our financial strength or that of a competitor is a significant factor considered by many potential customers in their vendor selections. Because many of our competitors have greater financial resources than we do, this can adversely affect our selection by potential customers. Increased competition can result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could harm our business.

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

We must periodically acquire and dispose of our office facilities in various locations as the number of existing and projected employees changes for those locations or as existing leases expire. Securing and building out facilities takes significant lead-time. Historically, because of the need to satisfy projected future expansion, the amount of space we have leased is generally more than the amount currently required. Our significant office leases have terms of between 5 and 20 years. As a result, we frequently attempt to sublease the portions of leased facilities that we have leased to meet our future expansion plans but do not currently need. In addition, our reductions in our workforce undertaken over the past year have substantially reduced our facilities requirements in several locations. As a result, we are attempting to sublease the facilities that we have previously leased but do not currently need or to negotiate reductions in our rent obligations relating to those facilities or cancellations of the applicable leases. We have leased approximately 290,000 square feet and 40,000 square feet for our headquarters facilities in Cupertino, California and our regional headquarters facilities in Slough, United Kingdom, respectively, through 2010 and 2022, respectively. The amounts leased exceed our current requirements and we plan to sublease a majority of the facilities for a substantial portion, if not the entire balance, of the lease term. There is currently a large amount of vacant commercial real estate in the San Francisco Bay Area and in other locations where we have facilities. Moreover, currently prevailing rental rates in many locations are significantly lower than those that we are obligated to pay under the leases. We may therefore continue to encounter significant difficulties or delays in subleasing our surplus space and may not be able to sublease it for rents equal to those that we are obligated to pay. In connection with our restructuring plan adopted in fiscal 2003, we have vacated additional facilities in the United States and in other locations.

To the extent that we are unable to renegotiate the terms or cancel the applicable leases or to sublease this and other surplus space at an amount equal to our rent obligations for that space or to the extent sublessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we initially anticipated or included within accrued restructuring charges. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and significantly adversely affect our financial results for that period. Cancellation of leases will likely result in use of significant amounts of cash and additional restructuring charges. Furthermore, inability to sublease such space may adversely affect our planned uses of cash and our capital resources. Moreover, we have reduced the amount of the facilities restructuring charges we accrued in fiscal 2003 and 2002 by the estimated amount of sublease income. The assumptions we have made were based on the then current market conditions, as of each reporting period, in the various areas we have vacant space. These market conditions can fluctuate greatly, thus causing our accrual to be inaccurate. If, in future periods, it is determined that we have over accrued for restructuring charges as related to the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our financial statements in the period this was determined. Conversely, if it is determined that our accrual is insufficient, an additional charge would have a significant unfavorable impact on our financial statements in the period this was determined.

OUR OPERATING PLANS RELY ON OUR ABILITY TO SUCCESSFULLY INCREASE THE SIZE AND SCOPE OF OUR OPERATIONS IN INDIA AND A FAILURE TO MANAGE THAT PROCESS AND ORGANIZATION COULD ADVERSELY AFFECT OUR OPERATIONS

In fiscal 2003 we opened an engineering center in Bangalore, India. In fiscal 2004 we plan to significantly increase the size of this organization and expand its scope. The expansion of this organization is an important component of our strategy to address the business needs of our customers, increase our revenues and achieve profitability. A portion of the personnel in this organization is employees and the balance are provided through an independent contractor. The success of this operation will depend on our ability to attract, train, assimilate or retain sufficient highly qualified personnel in the required periods. A disruption of our relationship with the independent contractor would adversely impact the effectiveness of the India organization and could adversely affect our operations and financial results. Failure to effectively manage and integrate these operations will harm our business and financial results.

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

OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MUCH MORE SUSCEPTIBLE TO RISKS FROM INTERNATIONAL OPERATIONS

For the quarter ended April 30, 2003 and for fiscal years 2003 and 2002, we derived approximately 78%, 69% and 47% of our revenue, respectively, from sales outside North America. In addition, in fiscal 2003 we opened an engineering center in Bangalore, India. As a result, we face risks from doing business on an international basis, including, among others:

•	reduced protection for intellectual property rights in some countries;
•	licenses, tariffs and other trade barriers;
•	fluctuations in the value of local currencies relative to the United States Dollar and greater difficulties in collecting accounts receivable;
•	difficulties in staffing and managing foreign operations;
•	longer sales and payment cycles;
•	political and economic instability;
•	seasonal reductions in business activity;
•	terrorism, war or the potential for hostilities;
•	potentially adverse tax consequences;
•	compliance with a wide variety of complex foreign laws and treaties
•	other circumstances, such as epidemics (for example, SARS) or natural disasters affecting the applicable area or that have a dampening effect on international business or travel; and
•	variance and unexpected changes in local laws and regulations.

We currently have offices in a number of foreign locations including Australia, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, Poland, Singapore, Spain, South Korea, Sweden, Taiwan and the United Kingdom and may establish additional facilities in other parts of the world. Expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue.

Historically, we have typically denominated most of our international license revenues in U.S. dollars. Because our foreign currency denominated revenues have been minimal, we have not engaged in currency hedging activities. Commencing in fiscal 2003, we denominated a larger number of international transactions in euros and certain other currencies (see also “Impact of Foreign Currency Rate Changes” in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below.) As a result, we will face greater exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. In order to reduce the effect of foreign currency fluctuations, we may hedge our exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. Failure to effectively hedge foreign currency fluctuations would adversely affect our financial results.

To the extent that we are unable to successfully manage our international business due to any of the foregoing factors, our business could be adversely affected.

OUR BUSINESS WILL SUFFER DRAMATICALLY IF WE FAIL TO SUCCESSFULLY PLAN AND MANAGE CHANGES IN THE SIZE OF OUR OPERATIONS

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We have experienced rapid changes in our number of employees in recent years. On February 28, 2003, we had 580 employees compared to 808 on March 15, 2002 and 1,515 employees on January 31, 2001. In calendar 2003, we plan to significantly increase the number of employees and contractors in our India operations. These changes and reorganizations and realignment of personnel have placed, and our anticipated future operations will continue to place, a significant strain on our management resources and our ability to train and allocate sufficient personnel resources to achieve our many objectives. Failure to effectively manage the size, location and availability of our services workforce, could adversely affect our services revenues, profitability or customer relationships. We expect that we will need to continue to evolve our financial and managerial controls and reporting systems and procedures and will need to continue to recruit, train and manage our worldwide work force. We expect that we will have to change our facilities in certain locations and we may face difficulties and significant expenses identifying and moving into suitable office space and subleasing or assigning any surplus space.

In addition, reduction in the number of employees can result in significant severance, administrative and legal expenses. Reductions in the number of personnel or reorganization of responsibilities from personnel in one organization or region to another may also adversely affect, or delay, various sales, marketing and product development programs and activities. Reductions in force may result in a temporary lack of focus and reduced productivity, may cause employees to seek alternative employment, may cause delays in product introductions, and may continue to affect revenues in future quarters. In addition, prospects and current customers may decide to delay or not purchase our products due to perceived uncertainty caused by the reductions. We cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. Our business will suffer dramatically if we fail to effectively manage changes in the size and scope of our operations.

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

Infranet is designed to work on a variety of hardware and software platforms used by our customers. However, Infranet may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments, accounting and other systems that our customers use. We must constantly modify and improve our products to keep pace with changes made to these platforms and to back-office applications and other systems. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may harm our business. If we fail to modify or improve our products in response to evolving industry standards, our products could become obsolete, which would harm our business.

IF WE FAIL TO RELEASE PRODUCTS ON TIME, OUR BUSINESS WILL SUFFER

In the past we have failed to release certain new products and upgrades on time. These delays may result in:

•	customer dissatisfaction;
•	cancellation of orders and license agreements;
•	negative publicity;
•	loss of revenues;
•	slower market acceptance; or
•	legal action by customers against us.

Our business may be harmed if we are unable to develop and release our products in a timely manner.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND WILL CONTINUE TO BE VOLATILE

The trading price of our common stock has fluctuated significantly in the past and will continue to fluctuate in the future. For example, the price of our common stock from our initial public offering in May 1999 through May 31, 2003 has fluctuated between $83.93 and $0.21 per share. Future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

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

IF THE MARKET FOR OUR PRODUCTS DOES NOT IMPROVE, WE MAY BE FORCED TO INCUR ADDITIONAL RESTRUCTURING CHARGES

During the fiscal year ended January 31, 2002 and the quarters ended July 31, 2002 and October 31, 2002 we incurred charges of $71.0 million, $6.1 million and $30.4 million, respectively, in connection with restructuring plans implemented to reduce our cost structure. These restructuring plans were implemented in response to the continued global deferral of capital expenditures by telecommunications companies, as well as the general downturn in the economy. If the poor market environment for telecommunications and content service providers continues and capital expenditures continue to be deferred or our business otherwise continues to suffer, we may implement additional restructuring plans to further reduce our cost structure and incur additional restructuring charges. These restructuring plans may not achieve the desired benefits. Any additional restructuring charges could have a material adverse effect on our financial results.

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

FINANCIAL DIFFICULTIES OF COMPANIES WE HAVE INVESTED IN COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We have made investments in several companies and may make investments in others in the future. If at any time our investment in a company were deemed impaired, we may be required to reduce the book value of that investment, which would in turn reduce our earnings in that period. Such investments could be deemed impaired, for example, if the financial condition of those companies deteriorates. We have reduced the value of some of these investments previously. Because the financial condition of these companies is outside our control, we cannot predict if, or when, we would be required to reduce the value of such investments. As of April 30, 2003, we had approximately $1.5 million (total investment of $2.0 million net of a $0.5 million write down) invested in other companies.

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

The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for Portals’ investment portfolios. This table does not include cash because cash is not subject to market risk. It also does not include long-term investments as they are held to maturity and, therefore, near-term changes in market rates will not result in losses. (In thousands, except weighted average yields; unaudited).

	Maturing Within 1 Year	Maturing Within 2 Years	Total
As of April 30, 2003:
Cash Equivalents	$5,596	$—	$5,596
Weighted Average Yield	1.16%	—%	1.16%
Investments	17,311	3,960	21,271
Weighted Average Yield	1.70%	1.75%	1.71%

Total Portfolio	$22,907	$3,960	$26,867

Weighted Average Yield	1.57%	1.75%	1.60%

Impact of Foreign Currency Rate Changes

During the quarter ended April 30, 2003 and for fiscal year 2003, most local currencies of our international subsidiaries strengthened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have a significant impact on our results. For the quarter ended April 30, 2003, there was an immaterial currency exchange impact from our intercompany transactions. To date, we have not engaged in foreign currency hedging.

As a global concern, we anticipate that our sales outside the United States will increasingly be denominated in other foreign currencies. In such event, we will face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

99.1	Periodic Report Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On April 29, 2003, Portal filed a report on Form 8-K which disclosed that on December 13, 2002 Portal’s Board of Directors adopted a 4-4-5-week fiscal year commencing with our 2004 fiscal year, pursuant to which each quarter would consist of 13 weeks ending on a Friday.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 13, 2003	PORTAL SOFTWARE, INC.

	By	/s/ HOWARD A. BAIN III
Howard A. Bain III Chief Financial Officer (On behalf of the Registrant and as the Principal Financial Officer)

CERTIFICATIONS

I, John E. Little, Chief Executive Officer of Portal Software, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Portal Software, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 13, 2003	By:	/s/ JOHN E. LITTLE
John E. Little Chief Executive Officer

I, Howard A. Bain III, Chief Financial Officer of Portal Software, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Portal Software, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 13, 2003	By:	/s/ HOWARD A. BAIN III
Howard A. Bain III Chief Financial Officer