Form 10-Q
period 2003-08-01
PORTAL SOFTWARE INC
filed 2003-09-12
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

On August 31, 2003 183,180,677 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

PORTAL SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED AUGUST 1, 2003

ITEM 1. FINANCIAL STATEMENTS

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	July 31, 2003	January 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,682	$21,502
Short-term investments	16,038	30,641
Accounts receivable, net of allowance for doubtful accounts of $1,760 and $2,458 at July 31, 2003 and January 31, 2003, respectively	26,421	22,467
Restricted short-term investments	3,060	1,609
Prepaid expenses and other current assets	7,637	4,026

Total current assets	78,838	80,245
Property and equipment, net	21,892	22,798
Purchased developed technology, net	3,325	4,655
Restricted long-term investments	12,033	13,412
Other assets	2,507	2,624

	$118,595	$123,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,793	$4,699
Accrued employee benefits	8,492	8,821
Current portion accrued restructuring costs	11,985	13,418
Other accrued liabilities	10,252	8,429
Current portion of capital lease obligations	—	11
Deferred revenue	24,796	23,955

Total current liabilities	62,318	59,333
Long-term notes payable	1,669	1,679
Long-term accrued restructuring costs	21,615	26,903
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series: 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 36,430 and 35,661 shares issued and outstanding at July 31, 2003 and January 31, 2003, respectively	36	36
Additional paid-in capital	574,922	541,136

Accumulated other comprehensive income	335	294
Notes receivable from stockholders	(67)	(69)
Accumulated deficit	(542,233)	(505,578)

Stockholders’ equity	32,993	35,819

	$118,595	$123,734

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Revenues:
License fees	$11,321	$9,378	$24,891	$22,086
Services	21,880	19,384	40,403	37,788

Total revenues	33,201	28,762	65,294	59,874

Costs and expenses:
Cost of license fees	22	54	109	169
Cost of services	13,195	11,788	24,808	22,737
Amortization of purchased developed technology	665	665	1,330	1,330
Research and development	6,981	10,130	14,148	21,748
Sales and marketing	11,633	13,667	23,022	28,567
General and administrative	3,095	4,209	6,428	8,603
Stock compensation charges (1)	23,749	99	30,839	209
Restructuring costs	—	6,053	—	6,053

Total costs and expenses	59,340	46,665	100,684	89,416

Loss from operations	(26,139)	(17,903)	(35,390)	(29,542)
Interest and other income, net	(152)	270	(29)	968

Loss before income taxes	(26,291)	(17,633)	(35,419)	(28,574)
Provision for income taxes	(600)	(413)	(1,236)	(1,481)

Net loss	$(26,891)	$(18,046)	$(36,655)	$(30,055)

Basic and diluted net loss per share	$(0.74)	$(0.51)	$(1.02)	$(0.86)

Shares used in computing basic and diluted net loss per share	36,102	35,205	35,908	35,091

(1) Stock compensation charges relate to the following expense categories:

Cost of services	$5,161	$16	$6,701	$33
Research and development	8,745	33	11,356	71
Sales and marketing	6,633	28	8,614	59
General and administrative	3,210	22	4,168	46

Total	$23,749	$99	$30,839	$209

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended July 31,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(36,655)	$(30,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,845	8,159
Stock compensation charges	30,839	209
Noncash restructuring costs	—	562
Amortization of purchased intangibles	1,330	1,330
Gain on sale of investments	—	(285)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,630)	(597)
Prepaid expenses and other current assets	(3,532)	(2,259)
Other assets	117	1,275
Accounts payable	2,094	316
Accrued employee benefits	(328)	(416)
Other accrued liabilities	(4,900)	(8,546)
Deferred revenue	841	(10,976)

Net cash used in operating activities	(9,979)	(41,283)

INVESTING ACTIVITIES:
Purchases of short-term investments	(50,025)	(97,521)
Sales of short-term investments	33,031	24,591
Maturity of short-term investments	29,860	97,158
Sales and maturities of long-term investments	1,400	—
Purchases of property and equipment	(3,136)	(3,764)

Net cash provided by investing activities	11,130	20,464

FINANCING ACTIVITIES:
Payments received from stockholder notes receivable	2	—
Repayments of notes payable	(10)	(10)
Principal payments under capital lease obligations	(11)	(383)
Proceeds from issuance of common stock, net of repurchases	2,947	1,416

Net cash provided by financing activities	2,928	1,023

Effect of exchange rate on cash and cash equivalents	101	1,452

Net increase (decrease) in cash and cash equivalents	4,180	(18,344)
Cash and cash equivalents at beginning of period	21,502	36,318

Cash and cash equivalents at end of period	$25,682	$17,974

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies:

Nature of Business and Basis of Presentation

Portal Software, Inc., or Portal, develops, markets, and supports product-based customer management and billing software solutions for communications and content service providers. Portal’s convergent platform enables service providers to deliver voice, data, video and content services with multiple networks, payment models, pricing plans and value chains. Portal markets its products worldwide through a combination of a direct sales force and distribution partners. Substantially all of Portal’s license revenues are derived from sales of its Portal Infranet® product line.

The accompanying condensed consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet at July 31, 2003, the condensed consolidated statements of operations for the three and six months ended July 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the six months ended July 31, 2003 and 2002 are not audited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring items) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2003 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 filed with the Securities and Exchange Commission.

On September 3, 2003, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-five, causing each outstanding share of common stock to convert automatically into one-fifth of a share of common stock. The reverse split will become effective at the close of business on September 26, 2003. In lieu of fractional shares, stockholders will receive a cash payment based on an average trading price of the common stock prior to the effectiveness of the reverse split. Stockholders’ equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. All references to common share and per common share amounts for all periods presented have been restated to reflect this reverse split.

Fiscal year

We have adopted a 4-4-5 week fiscal accounting year commencing with our 2004 fiscal year. Each quarter will consist of 13 weeks ending on a Friday. Our 2004 fiscal year began on February 1, 2003, the day following the last day of our 2003 fiscal year, and will end on January 30, 2004. Accordingly, all references as of and for the period ended July 31, 2003 reflect amounts as of and for the period ended August 1, 2003. The quarter ended July 31, 2003 was comprised of 91 days while the quarter ended July 31, 2002 was comprised of 92 days.

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

Revenue Recognition

Portal recognizes revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements are very complex and are affected by interpretations of the rules and industry practices, both of which are subject to change. Portal’s revenue recognition policy is significant because revenue is a key component of its results of operations. Portal follows very specific and detailed guidelines in measuring revenue; however, certain judgments and current interpretations of rules and guidelines affect the application of its revenue recognition policy. In the future, these judgments and interpretations could change due to subsequent events as well as changes in the facts and circumstances.

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Pursuant to the requirements of Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” Portal uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value (“VSOE”) of all undelivered elements exists. VSOE for undelivered elements is based on normal pricing for those elements when sold separately and, for maintenance services, is additionally measured by the renewal rate. The software is considered to have been delivered when Portal has provided the customer with the access codes that allow for immediate possession of the software. The Company’s assessment of a customer’s creditworthiness is a factor in the determination of whether or not collectibility is probable. The determination of creditworthiness requires the exercise of judgment, which affects Portal’s revenue recognition. If a customer is deemed to not be creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash. Additionally, when Portal enters into contracts with industry-standard payment terms, it is Portal’s policy to recognize such revenue when the customer is deemed to be creditworthy and collection of the receivable is probable. Revenue from arrangements with customers who are not the ultimate users, such as resellers, is not recognized until evidence of an arrangement with an end user has been received. Should we enter into a transaction with a customer to purchase the customer’s products contemporaneously with the customer’s purchase of software from Portal, Portal’s policy is to recognize the amount of license fees paid to Portal net of the fees paid for the customer’s products.

Services revenues are primarily comprised of revenue from product deployment, follow-on enhancements and other consulting fees, maintenance agreements and training. When licenses arrangements include services, the license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services are not essential to the functionality of the software. When software services are not considered essential, which has been the case in the majority of the Company’s license arrangements, the revenue related to the time and materials services is recognized as the services are performed. Portal recognizes consulting revenue as services are performed. If a services agreement includes milestones, Portal does not recognize revenue until customer acceptance of the milestone has occurred. To date, Portal has been successful in estimating efforts required under its services contracts, including its fixed price contracts, and accordingly, has not incurred any losses on its fixed priced contracts. In the event that cost estimates exceed revenues in the future, Portal will accrue for the estimated losses if and when the losses become evident.

For arrangements that do not meet the above criteria, both the license revenues and services revenues are recognized under the percentage-of-completion contract method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Portal follows the percentage-of-completion method where reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage-of-completion on contracts utilizing hours incurred to date as a percentage of the total estimated hours at project completion, subject to meeting agreed milestones. In the event that a milestone has not been reached, the associated cost is deferred and revenue is not recognized until the milestone has been accepted by the customer. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Portal periodically updates its revenue recognition policies to reflect changes in the marketplace, its business practices and experiences with its customers to ensure compliance with revenue recognition rules and good business practices. During the quarter ended July 31, 2002, Portal revised its policy to better reflect the shift in Portal’s customer base from Internet service providers to diversified telecommunications companies. The new policy continues to ensure compliance with technical pronouncements associated with software revenue recognition. Previously, Portal’s policy presumed that arrangements with payment terms extending beyond 60 days did not meet the criteria for fixed and determinable fees. Under Portal’s revised policy, arrangements with payment terms extending beyond 60 days may meet the fixed and determinable fee criteria based upon Portal’s evaluation of the risk of concession, subject to review and approval by Portal’s Chief Financial Officer. This change increased revenue recognized during the three and six months ended July 31, 2003 by $1.8 million and $2.2 million, respectively.

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

Affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 39.6% and 25.2% of revenue recognized during the three and six months ended July 31, 2003, respectively, and 13.4% and 15.7% during the three and six months ended July 31, 2002, respectively. One majority-owned Vodafone affiliate, Vodafone Omnitel, accounted for 13.4% of revenues during the six months ended July 31, 2003. No individual Vodafone affiliate or other customer accounted for more than 10% of revenues during the three months ended July 31, 2003 or the three and six months ended July 31, 2002.

Guarantees

Our license agreements include indemnification for infringements of third-party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties, as we do not believe any losses are probable. We have also issued letters of credit totaling $9.6 million related to our leased facilities, $2.0 million related to bank guarantees securing bank loans to the former shareholders of Solution42 and $1.3 million of bank guarantees issued in support of Portal’s compliance with performance obligations to three customers. In the event Portal or the former Solution42 shareholders default on the terms of the underlying agreements, the beneficiaries may draw on these letters of credit. The requirements to maintain the letters of credit correspond to the terms of the underlying agreements which expire at various dates through 2021. We do not have any other guarantees.

Segment Information

Portal operates solely in one segment, the development and marketing of business infrastructure software and related services. Portal’s foreign operations consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network as well as an engineering and development center in India. Portal’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and certain direct expenses by geographic region for purposes of making operating decisions and assessing financial performance. Portal’s assets are primarily located in its corporate office in the United States and are not allocated to any specific region, therefore Portal does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

Portal’s revenue outside of North America represented 76% and 77% of total revenues in the three and six months ended July 31, 2003, compared with approximately 60% and 62% in the comparable periods ended July 31, 2002, and were derived from sales to Europe (which is defined by Portal as Europe, Middle East and Africa) and Intercontinental (which is defined by Portal as Asia-Pacific, Japan and Latin America). For the three months ended July 31, 2003 and 2002, European revenues were $16.7 million and $14.2 million, respectively, and Intercontinental revenues were $8.6 million and $3.0 million, respectively. For the six months ended July 31, 2003 and 2002, European revenues were $37.4 million and $26.4 million, respectively, and Intercontinental revenues were $13.0 million and $10.7 million, respectively.

Cash, Cash Equivalents, Short-Term and Long-Term Investments

Portal considers all highly liquid, low-risk debt instruments with an original maturity, at the date of purchase, of three months or less to be cash equivalents. At July 31, 2003 and January 31, 2003, cash equivalents and short-term investments consisted primarily of commercial paper, corporate notes, money market funds and government securities. All short-term investments mature within 24 months.

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

The following summarizes Portal’s cash, cash equivalents and investments (in thousands):

	July 31, 2003	January 31, 2003
	(unaudited)
Cash and cash equivalents:
Cash	$15,330	$13,108
Money market funds	7,153	8,394
U.S. Government securities	3,199	—

Total cash and cash equivalents	25,682	21,502

Short-term investments	16,038	30,641

Restricted short-term investments:
Money market funds	3,060	—
U.S. Government securities	—	1,609

Total restricted short-term investments	3,060	1,609

Restricted long-term investments:
Cash	57	57
Money market funds	8,818	1,814
U.S. Government securities	3,158	11,541

Total restricted long-term investments	12,033	13,412

Total cash, cash equivalents and investments	$56,813	$67,164

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Short-term investments:
Corporate notes	$7,398	$30	—	$7,428
U.S. Government securities	24,810	17	(5)	24,822
Restricted investments	(1,609)	—	—	(1,609)

Short-term investments at January 31, 2003	$30,599	$47	$(5)	$30,641

Corporate notes	$5,697	$10	$(8)	$5,699
U.S. Government securities	10,358	6	(25)	10,339

Short-term investments at July 31, 2003 (unaudited)	$16,055	$16	$(33)	$16,038

The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands):

	July 31, 2003	January 31, 2003
	(unaudited)
Due within one year	$12,507	$11,726
Due within two years	3,531	20,524
Restricted short-term investments	—	(1,609)

	$16,038	$30,641

As of July 31, 2003, restricted short-term investments of $3.1 million combined with restricted long-term investments of $12.0 million represent collateral for four letters of credit and five bank guarantees. As of July 31, 2003, the four letters of credit totaling $10.7 million were issued in lieu of a cash security deposit and are renewable annually and expire on various dates from October 31, 2004 through March 5, 2021. One of the bank guarantees totaling $1.9 million was issued to secure outstanding bank loans made to former shareholders of Solution42 and expires on April 30, 2004. Another bank guarantee for $0.8 million relates to outstanding loans secured by buildings owned by Portal and expires on December 31, 2017. The remaining three bank guarantees totaling $1.7 million were issued in support of Portal’s compliance with performance obligations to three customers and expire on various dates from March 15, 2004 through January 31, 2005. Restricted investments consist of bonds and U.S. Government securities maturing over a period of one to two years.

As of July 31, 2003, restricted long-term investments of $12.0 million consisted of $8.9 million of cash and cash equivalents and $3.1 million of investments classified as available-for-sale with no unrealized gains and losses. As of January 31, 2003, restricted long-term investments of $13.4 million consisted of $1.9 million of cash and cash equivalents and $11.5 million of investments classified as held-to maturity or available-for-sale with no unrealized gains and losses.

Portal also invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) as of July 31, 2003 and January 31, 2003. The investments are accounted for using the cost method as Portal does not have the ability to exercise significant influence over the operations of these companies and Portal’s investment is less than 20% of the outstanding voting shares in each entity. Portal monitors its investments for other than temporary impairment, basing its assessment on a review of the investee’s operations and other indicators. Other indicators include, but are not limited to, capital resources, prospects of receiving additional financing and prospects for liquidity of the related securities.

Impairment of Long-Lived Assets

Portal evaluates the carrying value of long-lived assets and intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On a regular basis, the estimated future undiscounted net cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management’s best estimates, using appropriate assumptions and projections at the time.

Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data; unaudited):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Basic and diluted:
Net loss	$(26,891)	$(18,046)	$(36,655)	$(30,055)

Weighted-average shares of common stock outstanding	36,109	35,218	35,915	35,111
Less: Weighted-average shares subject to repurchase	(7)	(13)	(7)	(20)

Weighted-average shares used in computing basic net loss per share	36,102	35,205	35,908	35,091

Net loss per share	$(0.74)	$(0.51)	$(1.02)	$(0.86)

Portal has excluded outstanding warrants and stock options from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share was 2,748,200 and 2,000 for the quarters ended July 31, 2003 and July 31, 2002, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

Stock-Based Compensation

Portal has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee and director stock-based awards. An alternative method prescribed by Statement of Financial Accounting Standards Number 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards Number 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB Opinion Number 25, Portal does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed.

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

In November 2002, the Compensation Committee of Portal’s Board of Directors approved a plan to reprice stock options for employees. The plan excluded the Chief Executive Officer and members of the Board of Directors. Under this plan, 4,154,999 options were repriced. These options became subject to variable accounting prospectively whereby stock-based compensation for the options must be re-measured quarterly and recorded as compensation expense in the Consolidated Statements of Operations for each reporting period until such options are exercised or expire.

The weighted average fair value, per share, of options granted for the three and six months ended July 31, 2003 was $9, and $7.75, respectively.

Summarized below are the pro forma effects on net loss and net loss per share as if Portal had elected to use the fair value approach prescribed by SFAS 123 (in thousands, except per share amounts; unaudited):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Net loss, as reported	$(26,891)	$(18,046)	$(36,655)	$(30,055)
Add: Stock-based employee compensation included in reported net loss	23,749	99	30,839	209
Deduct: Stock-based employee compensation expense determined under the fair value method for all stock option grants (SFAS 123)	(8,140)	(13,345)	(15,407)	(26,154)

Pro forma net loss	$(11,282)	$(31,292)	$(21,223)	$(56,000)

Basic and diluted net loss per share:
As reported	$(0.74)	$(0.51)	$(1.02)	$(0.86)

Pro forma	$(0.31)	$(0.89)	$(0.59)	$(1.60)

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which includes certain changes in the equity of the company. Comprehensive loss is as follows (in thousands; unaudited):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Net loss	$(26,891)	$(18,046)	$(36,655)	$(30,055)
Unrealized loss on marketable securities	(49)	(97)	(59)	(400)
Change in cumulative translation adjustment	31	794	100	1,452

Comprehensive loss	$(26,909)	$(17,349)	$(36,614)	$(29,003)

Note 2. Restructuring

In fiscal 2003 and 2002 Portal’s Board of Directors approved the implementation of restructuring plans to effect a change in the Company’s operations and cost structure to more fully align with its revised business strategy requiring a greater focus on the needs of diversified telecommunications service providers. The plans included reductions in workforce of approximately 250 employees in fiscal 2003 and 320 employees in fiscal 2002, facilities reductions and asset write-offs. These workforce reductions affected substantially all of the Company’s organizations located in North America and Europe. The Company recorded restructuring charges of $36.5 million and $41.3 million for the fiscal years 2003 and 2002, respectively. The restructuring charges recorded in fiscal 2003 included approximately $6.2 million of severance related amounts, $17.1 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, $11.7 million in asset write-offs and $1.5 million for other costs. The restructuring charges recorded in fiscal 2002 included approximately $6.9 million of severance related amounts, $20.4 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, and $13.1 million in asset write-offs.

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

Severance payments are expected to be paid through the third quarter of fiscal 2004. The long-term portion of the accrued restructuring costs is made up of lease payments for vacated facilities, net of expected sublease income, and is currently expected to be paid through 2009. Actual future cash requirements may differ materially from the accrual, particularly if actual sublease income is significantly different from current estimates, if the Company is successful or unsuccessful in its efforts to renegotiate facility leases, or if it is unsuccessful in its attempts to sublet the facilities within a timely manner. During the second quarter of 2003, the Company recorded reclassification adjustments to previously recorded restructuring estimates totaling $0.3 million, primarily to reflect changes in estimated lease and severance costs.

A summary of accrued restructuring costs is as follows (in thousands):

	January 31, 2003	Adjustments	Cash Payments	July 31, 2003
				(unaudited)
Severance	$1,897	$329	$(1,679)	$547
Facilities	36,630	(329)	(4,921)	31,380
Other	1,794	—	(121)	1,673

	40,321	$—	$(6,721)	33,600

Current portion accrued restructuring costs	13,418			11,985

Long-term accrued restructuring costs	$26,903			$21,615

Note 3. Income Taxes

For the three and six months ended July 31, 2003 the Company recorded a provision for income taxes of $0.6 million and $1.2 million, respectively, primarily as a result of foreign withholding taxes on revenue and tax on earnings generated from our foreign operations. With respect to deferred taxes, the Company has recorded a valuation allowance to reduce its deferred tax assets to zero, as it is not likely that these assets will be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. Portal will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

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

The cases were consolidated into a single action, and a consolidated complaint was filed on April 19, 2002. These actions are part of the IPO Securities Litigation against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against us. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions has been dismissed.

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against us and our executive officers named in the suit, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the public offering cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. Neither us nor our executive officers named in the suit will be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlements will require approval of the court, which cannot be assured, after class members are given the opportunity to object to the settlement, or opt out of the settlement.

From time to time we may become a party to other threatened legal action including mediation arising from the normal course of business activities. An unfavorable resolution of theses matters could materially affect our future results of operations or cash flows in a particular period. In addition, the litigation has been, and may continue to be, time- consuming and costly and could divert the attention of our management personnel.

Note 5. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (the Interpretation), Consolidation of Variable Interest Entities. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation will be implemented by Portal Software, Inc. in the quarter ended October 31, 2003. The Company has performed a preliminary analysis of the Interpretation and does not believe that the adoption will result in a material impact on its results of operations or financial position. During the quarter ended October 31, 2003, the Company will complete its evaluation of the implications of the Interpretation to all variable interest entities with which it has involvement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements relating to future sales, gross margins, product development, operating expense levels and the sufficiency of financial resources to support our future operations, and net income (loss), are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve inherent risks and uncertainties, including those discussed below and under the heading “Risks Associated with Our Business and Future Operating Results” that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Portal develops, markets and supports customer management and billing (“CM&B”) solutions for communications and content service providers. Our convergent platform enables service providers to deliver voice, data, video and content services with multiple networks, payment models, pricing plans and value chains.

Beginning with fiscal 1997, substantially all of our revenues have come from the license of one product line, Portal Infranet, and from related services. Revenues consist of Portal Infranet licenses, professional services, support and maintenance fees. License revenues are comprised of perpetual or multiyear license fees, which are primarily derived from contracts with communications and content service providers. Professional services consist of a broad range of implementation services, training, business consulting and operational support services. These services are provided throughout the customer lifecycle. We believe that future revenues will be generated primarily from the following sources:

•	license fees from new customers; for new products or new Portal Infranet modules to existing customers; and growth in the subscriber base of existing customers, which will lead to increased revenue from subscriber-based licenses;

•	consulting services for the deployment of licenses and follow-on solutions related to our customers’ end to end billing needs; and

•	annual maintenance fees for the support of existing deployments and rights to access when-and-if available upgrade enhancements to our platform.

We plan to structure more of our transactions to provide for payments over a period of one year or more and to increase the number of arrangements where we offer products and services for a “bundled” price, such that a separate price would not be identified for the product and service components. One of the impacts of this change in license structuring could be that license revenue would be recognized ratably over the term of the license arrangement or as payments from customers become due, or services are completed rather than being recorded as revenue upon delivery. This could decrease our revenues in the short term. The portion of our total revenues that is derived from international operations has increased in recent years. As a result, we will face greater exposure to the risks associated with international operations. With respect to our services revenues, most of our professional services fees have been paid pursuant to time and materials arrangements. We believe that in the future a larger portion of our services revenues will be based on fixed price contracts. This could result in the deferral of revenue until contract completion, in the event that we were unable to reliably budget and estimate our obligations under these contracts or determine the fair value of the services being performed. For a description of factors that may affect our future results see “Risks Associated with Our Business and Future Operating Results.”

There have been no significant changes in our accounting policies for the six months ended July 31, 2003 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

In addition to making critical accounting estimates, the Company must ensure that its financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, restructuring activities, depreciation methodology, etc.). The Company believes that the following accounting policies are critical to understanding the Company’s historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Non-Marketable Investments

•	Long-Lived Assets and Goodwill

•	Accrued Restructuring Expenses

The Company’s management has reviewed its critical accounting policies, critical accounting estimates, and the related disclosures with the Audit Committee. Additional information about these critical accounting policies may be found in the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.”

On September 3, 2003, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-five, causing each outstanding share of common stock to convert automatically into one-fifth of a share of common stock. The reverse split will become effective at the close of business on September 26, 2003. In lieu of fractional shares, stockholders will receive a cash payment based on an average trading price of the common stock prior to the effectiveness of the reverse split. All references to common share and per common share amounts have been restated to reflect this reverse split.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
(dollars in millions; unaudited)	2003	2002		2003	2002
License fees	$11.3	$9.4	20%	$24.9	$22.1	13%
Percentage of total revenues	34%	33%		38%	37%
Services	21.9	19.4	13%	40.4	37.8	7%
Percentage of total revenues	66%	67%		62%	63%

Total revenues	$33.2	$28.8	15%	$65.3	$59.9	9%

Total revenues increased in the three and six months ended July 31, 2003 from the comparable periods in 2002. The increase in total revenues was the result of our success in obtaining new business with wireless and content service providers in Europe, Asia Pacific, and Latin America. As a percentage of revenues, license fees and services reflected no significant change in the three and six months ended July 31, 2003 compared to the three and six months ended July 31, 2002. Affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 39.6% and 25.2% of revenue recognized during the three and six months ended July 31, 2003, respectively, and 13.4% and 15.7% during the three and six months ended July 31, 2002, respectively. One majority-owned Vodafone affiliate, Vodafone Omnitel, accounted for 13.4% of revenues during the six months ended July 31, 2003. No individual Vodafone affiliate or other customer accounted for more than 10% of revenues during the three months ended July 31, 2003 or the three and six months ended July 31, 2002. During the quarter ended July 31, 2002, Portal revised its policy on recognizing revenue on extended payment term arrangements. This change increased revenue recognized during the three and six months ended July 31, 2003 by $1.8 million and $2.2 million, respectively.

Geographical Revenues

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
(dollars in millions; unaudited)	2003	2002		2003	2002
North America	$7.9	$11.6	(32)%	$14.9	$22.8	(35)%
Percentage of total revenues	24%	40%		23%	38%
International
Europe	16.7	14.2	18%	37.4	26.4	42%
Percentage of total revenues.	50%	49%		57%	44%
Intercontinental	8.6	3.0	187%	13.0	10.7	21%
Percentage of total revenues	26%	10%		20%	18%

Total international	25.3	17.2	47%	50.4	37.1	36%
Percentage of total revenues	76%	60%		77%	62%

Total revenues	$33.2	$28.8	15%	$65.3	$59.9	9%

North American revenues, which are defined by us as revenues from the United States and Canada, decreased in the three and six months ended July 31, 2003 compared with the three and six months ended July 31, 2002, primarily due to the dramatic decrease in the formation of new companies that may have used our product to bill for Internet-based services. In addition, there was a continued general economic slowdown, and in particular, reduced capital spending by communication service providers, which are the primary markets for our products and services. The increase in revenues in Europe, which are defined by us as revenues from Europe, Middle East and Africa, increased as a result of our success in obtaining new business with wireless and content service providers in this region. Intercontinental revenues, which are defined by us as revenues from Asia-Pacific, Japan and Latin America (including Mexico), increased as a result of obtaining new business with a wireless provider in Japan, and with wireless and cable providers in Latin America. Although the Severe Acute Respiratory (“SARS”) epidemic appears to have subsided and we are unable to determine the impact of “SARS” specifically on these results, we believe there has been an effect and that there may be continuing negative effects should there be a recurrence of the epidemic.

Expenses

(dollars in millions; unaudited)	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
	2003	2002		2003	2002
Cost of license fees	$0.0	$0.1	(100)%	$0.1	$0.2	(50)%
Percentage of total revenues	—	—		—	—

Cost of services	13.2	11.8	12%	24.8	22.7	9%
Percentage of total revenues	40%	41%		38%	38%

Amortization of purchased developed technology	0.7	0.7	0%	1.3	1.3	(0)%
Percentage of total revenues	2%	2%		2%	2%

Research and development	7.0	10.1	(31)%	14.1	21.7	(35)%
Percentage of total revenues	21%	35%		22%	36%

Sales and marketing	11.6	13.7	(15)%	23.0	28.6	(20)%
Percentage of total revenues	35%	48%		35%	48%

General and administrative	3.1	4.2	(26)%	6.4	8.6	(26)%
Percentage of total revenues	9%	15%		10%	14%

Cost of License Fees

Cost of license fees consists of resellers’ commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Portal Infranet. As a percentage of revenue, these costs are essentially unchanged in the three and six months ended July 31, 2003 as compared to the comparable periods ended July 31, 2002.

Cost of Services

Cost of services primarily consists of consulting, maintenance and training expenses. The increase in cost of services for the three and six months ended July 31, 2003 from the comparable periods ended July 31, 2002 is primarily due to costs associated with increased service revenues for the three and six months ended July 31, 2003. Gross margin for services was approximately 40% and 39% for the three and six months ended July 31, 2003, consistent with approximately 39% and 40% for the comparable periods ended July 31, 2002. Service gross margins are generally negatively impacted during periods of rapid growth due to the costs of recruiting and training additional employees and a proportionately higher level of use of higher cost sub-contractors. We have experienced rapid growth in the demand for services during the six months ended July 31, 2003 and we expect this growth to continue. There can be no assurance that current margin levels can be maintained during future growth periods.

Amortization of Purchased Developed Technology

For the three and six months ended July 31, 2003 and 2002, we amortized purchased developed technology related to our investment in Solution42 in the amount of $0.7 million and $1.3 million, respectively. Amortization of purchased developed technology will continue to negatively impact our operating results in the future. Future amortization expense of the remaining purchased developed technology is currently estimated to be $1.3 million in the remainder of fiscal year 2004 and $2.0 million in fiscal year 2005.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs for our development and certain technical support efforts. Research and development expenses were $7.0 million and $14.1 million for the three and six months ended July 31, 2003, respectively, as compared to $10.1 million and $21.7 million for the comparable periods ended July 31, 2002, respectively. These amounts represented a decrease of 31% and 35%, respectively, for the three and six month periods ended July 31, 2003 from the comparable periods ended July 31, 2002. The decrease in research and development expenses for the three and six months ended July 31, 2003 from the comparable periods ended July 31, 2002 are primarily due to a shift of our engineering workforce from higher cost U.S. locations to our lower cost location in Bangalore, India and to a reduction in personnel as a result of our restructuring plans initiated in fiscal 2003 and 2002. Portal has not capitalized any software development costs to date.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel and related costs and commissions for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new and the maintenance of existing strategic partnerships. Sales and marketing expenses were $11.6 million and $23.0 million for the three and six months ended July 31, 2003, respectively, as compared to $13.7 million and $28.6 million for the comparable periods in 2002, respectively. These amounts represent a decrease of 15% and 20%, respectively, for the three and six month periods ended July 31, 2003 from the comparable periods ended July 31, 2002. The decrease in sales and marketing expenses for the three and six months ended July 31, 2003 from the comparable periods ended July 31, 2002 were primarily due to a decrease in the number of sales and marketing personnel as a result of our restructuring plans initiated in fiscal 2002 and 2003.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, as well as information system and facilities expenses not allocated to other departments. General and administrative expenses were $3.1 million and $6.4 million for the three and six months ended July 31, 2003, respectively, as compared to $4.2 million and $8.6 million for the comparable periods in 2002, respectively. As a percentage of revenue, these costs are unchanged in the three and six month ended July 31, 2003 as compared to the comparable periods ended July 31, 2002. The decreases in general and administrative expenses for the three and six months ended July 31, 2003 from the comparable periods ended July 31, 2002 were primarily due to decreases in facilities costs, primarily rent and lease costs, and a decrease in the number of general and administrative personnel, all as a result of our restructuring plans initiated in fiscal 2003 and 2002.

Stock Compensation Charges

In November 2002, our Board of Directors approved a plan to reprice stock options for employees (excluding our Chief Executive Officer and members of our Board of Directors). Under this repricing plan, 4,154,999 outstanding options with an exercise price greater than $3.45 per share (the closing market price on the date of repricing) were repriced to an exercise price of $3.45 per share. There were no changes to the vesting schedules. These repriced options became subject to variable accounting, which requires that they be remeasured based upon the current fair market value of our common stock at the end of each accounting period until they are exercised or expire. As a result, for the three and six months ended July 31, 2003 we recorded stock compensation charges of $23.7 million and $30.8 million, respectively.

We recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999 in connection with stock options and restricted stock issued during and prior to 1999 and $0.2 million in fiscal year 2002, in connection with the acquisition of BayGate. The deferred stock compensation reflects the difference between the exercise prices of options granted to acquire certain shares of common stock and the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. We amortized deferred compensation expense of $0.1 million during the quarter ended July 31, 2002. There was no amortization for the quarter ended July 31, 2003 as the balance was fully expensed in fiscal 2003.

The following table shows the amounts of stock compensation charges that would have been recorded under the following categories had stock compensation charges not been separately stated on the statements of operations.

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands; unaudited)	2003	2002	2003	2002
Cost of services	$5,161	$16	$6,701	$33
Research and development	8,745	33	11,356	71
Sales and marketing	6,633	28	8,614	59
General and administrative	3,210	22	4,168	46

	$23,749	$99	$30,839	$209

Restructuring Costs

The restructuring costs of $6.1 million incurred in the second quarter of fiscal year 2003 were related to a restructuring plan approved by Portal’s Board of Directors in July 2002. The plan included a reduction in workforce of approximately 250 employees, facilities reductions and asset write-offs. The restructuring charge included approximately $5.2 million of severance-related amounts, $0.6 million in asset write-offs, and $0.3 million of other costs.

Provision for Income Taxes

Our taxes totaled $0.6 million and $1.2 million in the three and six months ended July 31, 2003, primarily as a result of foreign withholding taxes on revenue and tax on earnings generated from our foreign operations. Although we recorded a net loss of $26.9 million and $36.7 million for the three and six months ended July 31, 2003, our foreign operations were profitable for tax purposes primarily due to the intercompany charge back arrangements necessary under the local tax laws.

Liquidity and Capital Resources

Cash, cash equivalents and investments (including restricted investments of $15.1 million) totaled $56.8 million at July 31, 2003, compared with a balance of $67.2 million (including restricted investments of $15.0 million) at January 31, 2003.

We used cash totaling $10.0 million in operations during the six months ended July 31, 2003, a decrease of $31.3 million from the $41.3 million used during the six months ended July 31, 2002. Net cash used in operations during the six months ended July 31, 2003 was primarily comprised of an increase in accounts receivable of $3.6 million, an increase in prepaid expenses and other current assets of $3.5 million, and a decrease in other accrued liabilities of $4.9 million, offset by an increase in accounts payable of $2.1 million, and an increase in deferred revenue of $0.8 million. For the six months ended July 31, 2003 and 2002, adjustments made for non-cash expenses, such as depreciation and amortization, stock compensation charges, non-cash restructuring costs, and amortization of purchased intangibles amounted to $36.0 million and $10.3 million, respectively. The increase in non-cash expenses for the six months ended July 31, 2003 as compared to the comparable period in 2002 is primarily due to higher stock compensation charges.

The increase in accounts receivable was primarily due to the increase in revenues for the six months ended July 31, 2003. The increase in prepaid expenses and other current assets was due to corporate insurance renewals, deferred consulting costs, and software maintenance contract renewals made during the period. The increase in accounts payable was primarily related to the timing of certain facility related payments. The decrease in other accrued liabilities was primarily due to lease payments for facilities included in accrued restructuring costs.

Net cash provided by investing activities was $11.1 million for the six months ended July 31, 2003, a decrease of $9.4 million from the $20.5 million provided in the six months ended July 31, 2002. Net cash provided by investing activities in the six months ended July 31, 2003 primarily reflected net activity in short and long term investments. During the six months ended July 31, 2003 and 2002, purchases of property and equipment amounted to $3.1 million and $3.8 million, respectively.

The total future cash outlay for the restructuring plans enacted in fiscal 2003 and 2002 is currently estimated to be approximately $33.6 million, which includes severance-related costs as well as lease liabilities related to the consolidation of facilities and is expected to be funded by available cash. Lease payments for impacted facilities, net of expected sublease income, are expected to be $31.7 million and will be paid out through 2009.

Our capital requirements depend on numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors. We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses will comprise a material expenditure of our cash resources. As a result, our net cash flows will depend on the level of future revenues and our ability to effectively manage infrastructure costs. Although we believe that our current cash, cash equivalents and investment balances and cash generated from operations will be sufficient to fund our operations for at least the next 12 months, we may require additional financing within this time frame or we may elect to raise additional capital through a public or private offering of debt or equity securities. Portal has registered for issuance up to $50 million of debt or equity securities under a shelf registration statement on Form S-3. We may seek financing at any time that we determine market conditions are favorable. Additional funding, if needed, may cause dilution to our stockholders or the incurrence of debt and such funding may not be available on terms acceptable to us, or at all.

The following table summarizes our contractual obligations, including related interest charges, as of July 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (In thousands):

Year ending January 31,	Long-term notes payable	Non-cancelable operating leases, net of sublease	Total
2004 (remaining six months)	$48	$6,372	$6,420
2005	96	10,824	10,920
2006	96	10,219	10,315
2007	96	9,809	9,905
2008	96	9,878	9,974
Thereafter	1,859	45,753	47,612

Total minimum payments	2,291	92,855	95,146
Less amount representing interest	(622)	—	(622)

Present value of future payments	$1,669	$92,855	$94,524

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

On September 3, 2003, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-five, causing each outstanding share of common stock to convert automatically into one-fifth of a share of common stock. The reverse split will become effective at the close of business on September 26, 2003. In lieu of fractional shares, stockholders will receive a cash payment based on an average trading price of the common stock prior to the effectiveness of the reverse split. All references to common share and per common share amounts have been restated to reflect this reverse split.

OUR REVENUES WILL BE ADVERSELY AFFECTED AS A RESULT OF ECONOMIC AND POLITICAL CONDITIONS AFFECTING OUR TARGET MARKETS

We primarily market our products and services to providers of communications and content services. During the past few years, the telecommunications industry has experienced a difficult economic environment. The substantial number of business failures and the decline in the market value of “dot-com” and other technology companies in the past few years has made it more difficult for emerging communication and electronic content companies to obtain financing for their operations. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Many communications and content companies have significantly reduced their expenditures and have reduced or deferred their purchases of software and related products and the introduction of many new communication services has been delayed or cancelled. Cancellations of existing or planned services also adversely impact potential professional service, maintenance and support revenues. Reductions in spending by these companies has resulted in intense competition for their available spending and increased price competition and reductions for products and professional services. Any general decrease by our customers and potential customers in their rate of software and network investments results in a significant decrease in our revenues and operating income. These trends in technology and software spending dramatically adversely impacted our business in fiscal 2002 and 2003 and will continue to adversely affect our business until conditions improve.

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

WE EXPECT TO INCUR ADDITIONAL LOSSES AND CANNOT BE CERTAIN THAT WE WILL BE PROFITABLE OR GENERATE POSITIVE CASH FLOW

In order to be profitable or generate positive cash flow, we must significantly increase our revenues or further reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues to attain profitability in any future period. Moreover, we have already significantly reduced our expenses through a series of restructurings and there may be a limit to our ability to further reduce expenses without significantly damaging our operational capabilities. We incurred net losses of approximately $36.7 million for the six months ended July 31, 2003 and $72.2 million, $395.5 million and $2.3 million for fiscal years 2003, 2002 and 2001, respectively.

The decrease in capital expenditures by communications companies as well as the general economic slowdown has adversely affected our revenues and will make it difficult to increase revenues until spending in our target markets increases. We also expect that we will face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we have experienced and may continue to experience price competition that would lower our gross margins and reduce our ability to become profitable. Furthermore, we plan to structure more of our transactions to provide for payments over a period of one year or more and to increase the number of arrangements where we offer some of our products and services for a “bundled” price, such that a separate price would not be identified for the product and service components. One of the impacts of this change in license structuring could be that license revenue would be recognized ratably over the term of the license arrangement or as payments from customers become due, or services are completed rather than being recorded as revenue upon delivery. Such a change may significantly delay the timing of our revenue recognition and could decrease our revenues in the short term. Another factor that would lower our gross margins is any increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins than our license revenues. Failure to achieve the desired reductions in our expenses will further increase our losses. We cannot be certain that we will achieve operating or net profitability on a quarterly or annual basis. Additionally, failure to achieve a positive cash flow will continue to result in reductions in our existing cash resources.

OUR QUARTERLY REVENUE IS GENERATED FROM A LIMITED NUMBER OF CUSTOMERS AND OUR CUSTOMER BASE IS CONCENTRATED; THE LOSS OF ONE OR MORE OF OUR CUSTOMERS OR PROSPECTIVE CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER

A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, in the six months ended July 31, 2003, one customer, Vodafone Omnitel, accounted for 13.4% of our revenues. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. Our total revenues could also be adversely affected if revenues from a significant customer in one period are not replaced with revenues from that customer or other customers in subsequent periods. The communication and content industries we have targeted are consolidating, which could reduce the number of potential customers available to us. Moreover, many of our customers may have purchased sufficient quantities of our products to satisfy their current or anticipated requirements. Because there are a limited number of customers and competition for them is intense, these customers have substantial bargaining power to negotiate terms and conditions favorable to the customer. For all of these reasons our business could suffer in the future.

IT IS DIFFICULT TO PREDICT THE TIMING OF INDIVIDUAL ORDERS BECAUSE PORTAL INFRANET HAS A LONG AND VARIABLE SALES CYCLES AND IMPLEMENTATION PERIODS

The sales cycle for Portal Infranet varies greatly, generally ranging between 3 to 18 months. Sales cycles have recently lengthened as the competitive environment has become more intense, the financial position of our potential customers has weakened and price discounting has further delayed customer decision processes. Our sales cycles are also typically longer with larger customers such as national and international telecommunications companies. Along with systems integrators and our other distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of Portal Infranet. Customers increasingly require vendors to perform proof of concept projects and performance benchmarks as a part of the sales cycles. These tests can further lengthen sales cycles and increase our sales costs. The long sales and implementation cycles for Portal Infranet make it more difficult to predict our future financial results and may cause license revenues and operating results to vary significantly from period to period.

Even after purchase, our customers tend to deploy Portal Infranet slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy Portal Infranet. The length of time to implement and deploy systems involving Portal Infranet may have an impact on the timing and amount of revenues ultimately received from customers, particularly if payments are tied to implementation or production milestones. As a result, the revenues derived from a sale may not be recognized immediately and could be spread over an extended period. As a result, an increase in the period of time over which revenue is recognized may cause a decline in the amount of revenues in the short term.

IF THE MARKET FOR OUR PRODUCTS DOES NOT IMPROVE, WE MAY BE FORCED TO INCUR ADDITIONAL RESTRUCTURING CHARGES

During the fiscal year ended January 31, 2002 and the quarters ended July 31, 2002 and October 31, 2002 we incurred charges of $71.0 million, $6.1 million and $30.7 million, respectively, in connection with restructuring plans implemented to reduce our cost structure. These restructuring plans were implemented in response to the continued global deferral of capital expenditures by telecommunications companies, as well as the general downturn in the economy. If the poor market environment for telecommunications and content service providers continues and capital expenditures continue to be deferred or our business otherwise continues to suffer, we may implement additional restructuring plans to further reduce our cost structure and incur additional restructuring charges. These restructuring plans may not achieve the desired benefits. Any additional restructuring charges could have a material adverse effect on our financial results.

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

We must periodically acquire and dispose of our office facilities in various locations as the number of existing and projected employees changes for those locations or as existing leases expire. Securing and building out facilities takes significant lead-time. Historically, because of the need to satisfy projected future expansion, the amount of space we have leased is generally more than the amount currently required. Our significant office leases have terms of between 5 and 20 years. As a result, we frequently attempt to sublease the portions of leased facilities that we have leased to meet our future expansion plans but do not currently need. In addition, our reductions in our workforce undertaken over the past year have substantially reduced our facilities requirements in several locations. As a result, we are attempting to sublease the facilities that we have previously leased but do not currently need or to negotiate reductions in our rent obligations relating to those facilities or cancellations of the applicable leases. We have leased approximately 290,000 square feet for our headquarters facilities in Cupertino, California through 2010. The amounts leased exceed our current requirements and we intend to sublease a majority of the facilities for a substantial portion, if not the entire balance, of the lease term. There is currently a large amount of vacant commercial real estate in the San Francisco Bay Area and in other locations where we have facilities. Moreover, currently prevailing rental rates in many locations are significantly lower than those that we are obligated to pay under the leases. We may therefore continue to encounter significant difficulties or delays in subleasing our surplus space and may not be able to sublease it for rents equal to those that we are obligated to pay. In connection with our restructuring plan adopted in fiscal 2003, we have vacated additional facilities in the United States and in other locations.

To the extent that we are unable to renegotiate the terms or cancel the applicable leases or to sublease this and other surplus space at an amount equal to our rent obligations for that space or to the extent sublessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we initially anticipated or included within accrued restructuring charges. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and significantly adversely affect our financial results for that period. Cancellation of leases will likely result in use of significant amounts of cash and additional restructuring charges. Furthermore, inability to sublease such space may adversely affect our planned uses of cash and our capital resources. Moreover, we have reduced the amount of the facilities restructuring charges we accrued in fiscal 2003 and 2002 by the estimated amount of sublease income. The assumptions we have made were based on the then current market conditions, as of each reporting period, in the various areas we have vacant space. These market conditions can fluctuate greatly, thus causing our accrual to be inaccurate. If, in future periods, it is determined that we have over-accrued for restructuring charges related to the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our financial statements in the period this was determined. Conversely, if it is determined that our accrual is insufficient, an additional charge would have a significant unfavorable impact on our financial statements in the period this was determined.

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

FIXED PRICE SERVICES ENGAGEMENTS CAN IMPACT OUR PROFITABILITY IF WE FAIL TO COMPLETE THEM WITHIN THE ESTIMATED BUDGET

We perform some of our professional services engagements on a fixed price basis. If the project requires more labor or products than was estimated by us in determining the fixed price agreed to with the customer, our margins and profitability could be adversely affected.

OUR OPERATING PLANS RELY ON OUR ABILITY TO SUCCESSFULLY INCREASE THE SIZE AND SCOPE OF OUR OPERATIONS IN INDIA AND A FAILURE TO MANAGE THAT PROCESS AND ORGANIZATION COULD ADVERSELY AFFECT OUR OPERATIONS

In fiscal 2003 we opened an engineering center in Bangalore, India. In fiscal 2004 we plan to significantly increase the size of this organization and expand its scope. The expansion of this organization is an important component of our strategy to address the business needs of our customers, increase our revenues and achieve profitability. A portion of the personnel in this organization are our employees and the substantial majority provided through an independent contractor. The success of this operation will depend on our ability and our independent contractor’s ability to attract, train, assimilate and retain sufficient highly qualified personnel in the required periods. A disruption of our relationship with the independent contractor would adversely impact the effectiveness of the India organization and could adversely affect our operations and financial results. Failure to effectively manage and integrate these operations will harm our business and financial results.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS AND WE MAY FAIL TO MEET EXPECTATIONS

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. Factors that could cause quarterly fluctuations include:

•	variations in demand for our products and services, including decreases caused by reductions in technology spending within our target markets;

•	the timing and execution of individual contracts, particularly large contracts that would materially affect our operating results in a given quarter;

•	large contracts with extensive consulting services may require the use of contract accounting for revenue recognition purposes thereby extending the period of time over which revenue is recognized;

•	our ability to develop and attain market acceptance of enhancements to Portal Infranet and new products and services;

•	market acceptance of new communications services that our products are intended to support;

•	delays in introducing new products and services;

•	new product introductions by our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	announcements of new versions of our products that cause customers to postpone purchases of our current products;

•	the mix of products and services sold;

•	our ability to sublease our excess real estate or renegotiate our leases;

•	the mix of sales channels through which our products and services are sold;

•	the mix of domestic and international sales;

•	costs related to acquisitions of technologies or businesses;

•	the timing of releases of new versions of third-party software and hardware products that work with our products;

•	our ability to attract, integrate, train, retain and motivate a substantial number of sales and marketing, research and development, technical support and other management personnel with the needed competencies;

•	the variability of future stock-based compensation charges or credits as a result of our stock option repricing during fiscal year 2003; and

•	global economic conditions generally, as well as those specific to providers of communications and content services.

We have difficulty predicting the volume and timing of orders for new license transactions. In any given quarter, our sales have involved, and we expect will continue to involve, large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even a small number of licenses of Portal Infranet would reduce our revenues, which would adversely affect our quarterly financial performance. Also, we have often booked a large amount of our sales in the last month of the quarter and often in the last week of that month. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall substantially short of anticipated levels. Furthermore, delays in the closing of license transactions may result in a consequential delay or loss of services revenues relating to the projects for which the software would be licensed.

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

OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MUCH MORE SUSCEPTIBLE TO RISKS FROM INTERNATIONAL OPERATIONS

For the six months ended July 31, 2003 and for fiscal years 2003 and 2002, we derived approximately 77%, 69% and 47% of our revenue, respectively, from sales outside North America. In addition, in fiscal 2003 we opened an engineering center in Bangalore, India. As a result, we face risks from doing business internationally, including, among others:

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

Historically, we have typically denominated most of our international license revenues in U.S. dollars. Because our foreign currency denominated revenues have been minimal, we have not engaged in currency hedging activities. Commencing in fiscal 2003, we denominated a larger number of international transactions in euros and certain other currencies (see also “Impact of Foreign Currency Rate Changes” in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below). As a result, we will face greater exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. In order to reduce the effect of foreign currency fluctuations, we may hedge our exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. Failure to effectively hedge foreign currency fluctuations would adversely affect our financial results.

To the extent that we are unable to successfully manage our international business due to any of the foregoing factors, our business could be adversely affected.

DISRUPTION OF TRAVEL DUE TO DISEASE, TERRORISM OR CIVIL UNREST COULD CAUSE OUR BUSINESS TO SUFFER

Because a substantial portion of our revenues are generated from a limited number of customers each quarter, widespread disruption of travel to a region or country in which we have large customers, prospective customers or services engagements could disrupt our ability to win or perform contracts. Such disruption could occur as a result of terrorism, such as the decline in travel following the September 11, 2001 attacks, of disease, such as the decline in travel to China and Hong Kong due to the outbreak of SARS, or as a result of political unrest or war. Inability or unwillingness by our employees to travel to an affected region could adversely affect our efforts to obtain or perform contracts, which could result in the loss of revenue and cause our business to suffer.

OUR HISTORICAL AND CURRENT REVENUES & EARNINGS COULD BE ADVERSELY AFFECTED AS A RESULT OF FUTURE CHANGES IN THE RULES AND INTERPRETATIONS OF THOSE RULES BY THE SEC AND OTHER ACCOUNTING AUTHORITIES AS WELL AS POLITICAL RESPONSES TO THE RULES PROMULGATION PROCESS

Over the past several years, the American Institute of Certified Public Accountants has issued Statement of Position (SOP) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not specifically addressed by existing rules. These standards address software revenue recognition matters from a conceptual level and include implementation guidance. The accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements and may continue to provide further interpretative guidance surrounding the software revenue recognition rules in the future. The issuance of new interpretations could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations. We believe that our revenue has been recognized in compliance with SOP 97-2, SOP 98-9 and SAB 101.

In addition, we currently account for the issuance of stock options under APB Opinion No.25, “Accounting for Stock Issued to Employees.” Certain proposals related to treating the grant of an employee stock option as an expense are currently under consideration by accounting standards organizations and governmental authorities. If such proposals are adopted, our earnings could be negatively impacted. As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay them.

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

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL

Despite overall reductions in our total headcount, we will continue to hire sales, support, marketing and administrative personnel in the future. In addition, we plan to continue to increase the number of research and development personnel we employ or contract with in India. We may not be able to attract, assimilate or retain highly qualified personnel in the future. In particular, our financial success and our ability to increase revenues in the future depend considerably upon the productivity of our direct sales force that has historically generated a majority of our license revenues. This productivity will depend to a large degree on our success in recruiting, training and retaining qualified direct salespeople. Our business will be harmed if we fail to hire or retain qualified personnel, or if newly hired employees, particularly salespeople, fail to develop the necessary sales skills or develop these skills more slowly than we anticipate. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel in general.

WE ALSO USE SYSTEMS INTEGRATORS AND OTHER STRATEGIC RELATIONSHIPS TO IMPLEMENT AND SELL PORTAL INFRANET

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

OUR BUSINESS WILL SUFFER IF OUR SOFTWARE CONTAINS SIGNIFICANT ERRORS OR OUR PRODUCT DEVELOPMENT IS DELAYED

We face possible claims and higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the “mission critical” nature of Portal Infranet, undetected errors are of particular concern. Complex software, such as ours, always contains undetected errors. The implementation of Portal Infranet, which we accomplish through our services division and with our partners, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. Moreover, some contracts subject us to penalties if we are unable to correct errors within the required time. If our software contains significant undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner we could experience:

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

Portal Infranet is designed to work on a variety of hardware and software platforms used by our customers. However, Portal Infranet may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments, accounting and other systems that our customers use. We must constantly modify and improve our products to keep pace with changes made to these platforms and to back-office applications and other systems. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may harm our business. If we fail to modify or improve our products in response to evolving industry standards, our products could become obsolete, which would harm our business.

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

WE INCORPORATE SOFTWARE LICENSED FROM THIRD PARTIES INTO PORTAL INFRANET AND ANY SIGNIFICANT INTERRUPTION IN THE AVAILABILITY OF THESE THIRD-PARTY SOFTWARE PRODUCTS OR DEFECTS IN THESE PRODUCTS COULD HARM OUR BUSINESS IN THE SHORT-TERM

Portions of Portal Infranet incorporate software developed and maintained by third-party software vendors. We may incorporate additional software from third-party vendors and developers in our future products. Any significant interruption in the availability of these third-party software products or defects in these products or future products could harm our sales unless and until we can secure another source. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated. The absence of, or any significant delay in, the replacement of that functionality could result in delayed or lost sales and increased costs and could harm our business in the short-term.

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

The cases were consolidated into a single action, and a consolidated complaint was filed on April 19, 2002. These actions are part of the IPO Securities Litigation against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against us. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions has been dismissed.

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against us and our executive officers named in the suit, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the public offering cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. Neither us nor our executive officers named in the suit will be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlements will require approval of the court, which cannot be assured, after class members are given the opportunity to object to the settlement, or opt out of the settlement.

From time to time we may become a party to other threatened legal action including mediation arising from the normal course of business activities. An unfavorable resolution of theses matters could materially affect our future results of operations or cash flows in a particular period. In addition, the litigation has been, and may continue to be, time consuming and costly and could divert the attention of our management personnel.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND WILL CONTINUE TO BE VOLATILE

The trading price of our common stock has fluctuated significantly in the past and will continue to fluctuate in the future. For example, the price of our common stock from our initial public offering in May 1999 through August 31, 2003 has fluctuated between $419.65 and $1.05 per share. Future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

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

FINANCIAL DIFFICULTIES OF COMPANIES WE HAVE INVESTED IN COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We have made investments in several companies and may make investments in others in the future. If at any time our investment in a company were deemed impaired, we may be required to reduce the book value of that investment, which would in turn reduce our earnings in that period. Such investments could be deemed impaired, for example, if the financial condition of those companies deteriorates. We have reduced the value of some of these investments previously. Because the financial condition of these companies is outside our control, we cannot predict if, or when, we would be required to reduce the value of such investments. As of July 31, 2003, we had approximately $1.5 million (total investment of $2.0 million net of a $0.5 million write down) invested in other companies.

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

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our short-term investment portfolio. Our short-term investments consist of instruments rated the equivalent of Standard & Poor’s and Moody’s short-term rating A1/P1 or long-term rating of at least A/A2. This policy dictates that we diversify our holdings and limit our short-term investments to a maximum of $3 million to any one issuer. Our policy also dictates that all short-term investments mature in 24 months or less.

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

	Maturing Within 1 Year	Maturing Within 2 Years	Total
As of July 31, 2003:
Cash Equivalents	$10,352	$—	$10,352
Weighted Average Yield	0.96%	—%	0.96%
Investments	12,507	3,531	16,038
Weighted Average Yield	1.34%	1.90%	1.46%

Total Portfolio	$22,859	$3,531	$26,390

Weighted Average Yield	1.16%	1.90%	1.26%

Impact of Foreign Currency Rate Changes

During the quarter ended July 31, 2003 and for fiscal year 2003, most local currencies of our international subsidiaries strengthened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have a significant impact on our results. For the quarter ended July 31, 2003, there was an immaterial currency exchange impact from our intercompany transactions. To date, we have not engaged in foreign currency hedging.

As a global concern, we anticipate that our sales outside the United States will increasingly be denominated in other foreign currencies. In such event, we will face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the quarter ended August 1, 2003, the Company’s management, including its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of August 1, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART II. OTHER INFORMATION

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

The cases were consolidated into a single action, and a consolidated complaint was filed on April 19, 2002. These actions are part of the IPO Securities Litigation against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against us. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions has been dismissed.

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against us and our executive officers named in the suit, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the public offering cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. Neither us nor our executive officers named in the suit will be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlements will require approval of the court, which cannot be assured, after class members are given the opportunity to object to the settlement, or opt out of the settlement.

From time to time we may become a party to other threatened legal action including mediation arising from the normal course of business activities. An unfavorable resolution of theses matters could materially affect our future results of operations or cash flows in a particular period. In addition, the litigation has been, and may continue to be, time consuming and costly and could divert the attention of our management personnel.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On May 20, 2003, the Company filed a current report on Form 8-K under items 7 and 9 announcing our first quarter results for the period ended May, 2nd, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 12, 2003		PORTAL SOFTWARE, INC.

	By:	/s/ HOWARD A. BAIN III
Howard A. Bain III Chief Financial Officer (On behalf of the Registrant and as the Principal Financial Officer)