Form 10-Q
period 2003-10-31
PORTAL SOFTWARE INC
filed 2003-12-15
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒         No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒          No  ☐

On November 30, 2003, 41,847,323 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

PORTAL SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED OCTOBER 31, 2003

ITEM 1. FINANCIAL STATEMENTS

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	October 31, 2003	January 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,925	$21,502
Short-term investments	47,899	30,641
Accounts receivable, net of allowance for doubtful accounts of $1,806 and $2,458 at October 31, 2003 and January 31, 2003, respectively	25,939	22,467
Restricted short-term investments	3,060	1,609
Deferred contract costs	2,433	—
Prepaid expenses and other current assets	5,163	4,026

Total current assets	124,419	80,245
Property and equipment, net	21,287	22,798
Purchased developed technology, net	2,660	4,655
Restricted long-term investments	12,980	13,412
Other assets	2,509	2,624

	$163,855	$123,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,416	$4,699
Accrued employee benefits	9,408	8,821
Current portion accrued restructuring costs	8,738	13,418
Other accrued liabilities	9,429	8,429
Current portion of capital lease obligations	—	11
Deferred revenue	28,094	23,955

Total current liabilities	63,085	59,333
Long-term notes payable	1,664	1,679
Long-term accrued restructuring costs	19,707	26,903
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series:
5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized;
41,668 and 35,661 shares issued and outstanding at October 31, 2003 and January 31, 2003, respectively	42	36
Additional paid-in capital	636,459	541,136
Accumulated other comprehensive income	383	294
Notes receivable from stockholders	(67)	(69)
Accumulated deficit	(557,418)	(505,578)

Stockholders’ equity	79,399	35,819

	$163,855	$123,734

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Revenues:
License fees	$5,687	$10,701	$30,578	$32,787
Services	19,672	19,459	60,075	57,247

Total revenues	25,359	30,160	90,653	90,034

Costs and expenses:
Cost of license fees	19	71	128	240
Cost of services	14,078	10,295	38,887	33,032
Amortization and impairment of purchased developed technology	665	2,232	1,995	3,930
Research and development	8,273	8,094	22,422	29,474
Sales and marketing	10,677	12,071	33,698	40,637
General and administrative	3,926	4,372	10,354	12,975
Stock compensation charges (1)	3,000	62	33,840	271
Restructuring costs	—	30,668	—	36,721
Impairment of assets	—	1,470	—	1,470

Total costs and expenses	40,638	69,335	141,324	158,750

Loss from operations	(15,279)	(39,175)	(50,671)	(68,716)
Interest and other income, net	860	397	831	1,365

Loss before income taxes	(14,419)	(38,778)	(49,840)	(67,351)
Provision for income taxes	(765)	(786)	(2,000)	(2,268)

Net loss	$(15,184)	$(39,564)	$(51,840)	$(69,619)

Basic and diluted net loss per share	$(0.39)	$(1.12)	$(1.40)	$(1.98)

Shares used in computing basic and diluted net loss per share	38,995	35,329	36,937	35,171

(1) Stock compensation charges relate to the following expense categories:

Cost of services	$652	$10	$7,353	$43
Research and development	1,105	20	12,461	91
Sales and marketing	838	18	9,452	77
General and administrative	405	14	4,574	60

Total	$3,000	$62	$33,840	$271

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Nine Months Ended October 31,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(51,840)	$(69,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,776	9,777
Stock compensation charges	33,840	310
Noncash restructuring costs	—	11,611
Amortization and impairment of purchased intangibles	1,995	3,930
Impairment of assets	—	1,470
Gain on sale of investments	—	(404)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,329)	1,592
Prepaid expenses and other current assets	(3,325)	(129)
Other assets	116	1,173
Accounts payable	2,717	1,030
Accrued employee benefits	587	(1,917)
Other accrued liabilities	(10,877)	5,953
Deferred revenue	4,139	(14,693)

Net cash used in operating activities	(20,201)	(49,916)

INVESTING ACTIVITIES:
Purchases of short-term investments	(109,991)	(140,629)
Sales of short-term investments	50,618	46,346
Maturity of short-term investments	39,060	137,391
Sales and maturities of long-term investments	1,505	—
Purchases of property and equipment	(4,186)	(5,057)

Net cash (used in) provided by investing activities	(22,994)	38,051

FINANCING ACTIVITIES:
Payments received from stockholder notes receivable	2	7
Repayments of notes payable	(15)	(15)
Principal payments under capital lease obligations	(11)	(503)
Proceeds from issuance of common stock, net of repurchases	61,489	1,488

Net cash provided by financing activities	61,465	977

Effect of exchange rate on cash and cash equivalents	153	1,299

Net increase (decrease) in cash and cash equivalents	18,423	(9,589)
Cash and cash equivalents at beginning of period	21,502	36,318

Cash and cash equivalents at end of period	$39,925	$26,729

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

The accompanying condensed consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet at October 31, 2003, the condensed consolidated statements of operations for the three and nine months ended October, 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine months ended October 31, 2003 and 2002 are not audited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring items) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2003 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 filed with the Securities and Exchange Commission.

On September 3, 2003, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-five, causing each outstanding share of common stock to convert automatically into one-fifth of a share of common stock. The reverse split became effective at the close of business on September 26, 2003. In lieu of fractional shares, stockholders received a cash payment based on an average trading price of the common stock prior to the effectiveness of the reverse split. Stockholders’ equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. All references to common share and per common share amounts for all periods presented have been restated to reflect this reverse split.

Fiscal year

We adopted a 4-4-5 week fiscal accounting year commencing with our 2004 fiscal year. Each quarter consists of 13 weeks ending on a Friday. Our 2004 fiscal year began on February 1, 2003, the day following the last day of our 2003 fiscal year, and will end on January 30, 2004. The quarter ended October 31, 2003 was comprised of 91 days while the quarter ended October 31, 2002 was comprised of 92 days.

Foreign Currency

Portal considers the functional currency of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date and revenue, costs and expenses are translated at average rates of exchange in effect during the period. Translation gains and losses are reported within accumulated other comprehensive income. Net gains and losses resulting from foreign exchange transactions were immaterial in all periods presented.

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

Revenue Recognition

Portal recognizes revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements are very complex and are affected by interpretations of the rules and industry practices, both of which are subject to change. Portal’s revenue recognition policy is significant because revenue is a key component of its results of operations. Portal follows specific and detailed guidelines in measuring revenue; however, certain judgments and current interpretations of rules and guidelines affect the application of its revenue recognition policy.

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Pursuant to the requirements of Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” Portal uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value (“VSOE”) of all undelivered elements exists. VSOE for undelivered elements is based on normal pricing for those elements when sold separately and, for maintenance services, is additionally measured by the renewal rate. The software is considered to have been delivered when Portal has provided the customer with the access codes that allow for immediate possession of the software. The Company’s assessment of a customer’s creditworthiness is a factor in the determination of whether or not collectibility is probable. The determination of creditworthiness requires the exercise of judgment, which affects Portal’s revenue recognition. If a customer is deemed to not be creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash. Additionally, when Portal enters into contracts with industry-standard payment terms, it is Portal’s policy to recognize such revenue when the customer is deemed to be creditworthy and collection of the receivable is probable. Revenue from arrangements with customers who are not the ultimate users and who have a right of return, such as some resellers, is not recognized until evidence of an arrangement with an end user has been received. Should Portal enter into a transaction with a customer to purchase the customer’s products contemporaneously with the customer’s purchase of software from Portal, Portal’s policy is to recognize the amount of license fees paid to Portal net of the fees paid for the customer’s products.

Services revenues are primarily comprised of revenue from product deployment, follow-on enhancements and other consulting fees, maintenance agreements and training. When license arrangements include services, the license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services are not essential to the functionality of the software. When software services are not considered essential, which has been the case in the majority of the Company’s license arrangements, the Company recognizes time and materials service contracts as the services are performed. Fixed price services contracts are recognized on a proportional performance basis as determined by the relationship of contract costs incurred to date and the estimated total contract costs, which are regularly reviewed during the life of the contract, subject to meeting agreed upon milestones. In the event that a milestone has not been reached, the associated cost is deferred and revenue is not recognized until the milestone has been accepted by the customer.

To date, Portal has been able to estimate efforts required under its services contracts, including its fixed price contracts, and accordingly, has not incurred any significant losses on its fixed priced contracts. In the event that cost estimates exceed revenues in the future, Portal’s policy is to accrue for the estimated losses if and when the losses become evident.

For arrangements that do not meet the above criteria, both the license revenues and services revenues are recognized under a contract accounting method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Portal follows the percentage-of-completion method where reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage-of-completion on contracts utilizing costs incurred to date as a percentage of the total costs at project completion, subject to meeting agreed milestones. In the event that a milestone has not been reached, the associated cost is deferred and revenue is not recognized until the milestone has been accepted by the customer. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, Portal has had no significant contracts accounted for under SOP 81-1.

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

Portal periodically updates its revenue recognition policies to reflect changes in the marketplace, its business practices and experiences with its customers to ensure compliance with revenue recognition rules and good business practices. During the quarter ended July 31, 2002, Portal revised its policy to better reflect the shift in Portal’s customer base from Internet service providers to diversified telecommunications companies. The new policy continues to ensure compliance with technical pronouncements associated with software revenue recognition. Previously, Portal’s policy presumed that arrangements with payment terms extending beyond 60 days did not meet the criteria for fixed and determinable fees. Under Portal’s revised policy, arrangements with payment terms extending beyond 60 days may meet the fixed and determinable fee criteria based upon Portal’s evaluation of the risk of concession, subject to review and approval by Portal’s Chief Financial Officer. This change increased revenue recognized during the three and nine months ended October 31, 2003 by $1.8 million and $3.3 million, respectively.

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

Affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 20.4% and 29.2% of revenue recognized during the three and nine months ended October 31, 2003, respectively, and 22.4% and 17.2% during the three and nine months ended October 31, 2002, respectively. One majority-owned Vodafone affiliate, Vodafone Omnitel, accounted for 10.7% of revenues during the nine months ended October 31, 2003. No individual Vodafone affiliate or other customer accounted for more than 10% of revenues during the three months ended October 31, 2003 or the three and nine months ended October 31, 2002.

Guarantees

Our license agreements include indemnification for infringements of third-party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties, as we do not believe any losses are probable. We have also issued letters of credit totaling $9.6 million related to our leased facilities, $2.0 million related to bank guarantees securing bank loans to the former shareholders of Solution42 and $2.2 million of bank guarantees issued in support of Portal’s compliance with performance obligations to four customers. In the event Portal or the former Solution42 shareholders default on the terms of the underlying agreements, the beneficiaries may draw on these letters of credit. The requirements to maintain the letters of credit correspond to the terms of the underlying agreements which expire at various dates through 2021.

As permitted under our Restated Certificate of Incorporation, Bylaws and the Delaware General Corporation Law, we have entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.

Segment Information

Portal operates solely in one segment, the development and marketing of business infrastructure software and related services. Portal’s foreign operations consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network as well as an engineering and development center in India. Portal’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and certain direct expenses by geographic region for purposes of making operating decisions and assessing financial performance. Portal’s assets are primarily located in its corporate office in the United States and are not allocated to any specific region, therefore Portal does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. As a result, geographic information is presented only for revenues.

Portal’s revenue outside of North America represented 73% and 76% of total revenues in the three and nine months ended October 31, 2003, respectively, compared with approximately 73% and 66% in the comparable periods ended October 31, 2002, respectively, and were derived from sales to Europe (which is defined by Portal as Europe, Middle East and Africa) and Intercontinental (which is defined by Portal as Asia-Pacific, Japan and Latin America). For the three months ended October 31, 2003 and 2002, European revenues were $13.2 million and $18.4 million, respectively, and Intercontinental revenues were $5.3 million and $3.7 million, respectively. For the nine months ended October 31, 2003 and 2002, European revenues were $50.6 million and $44.8 million, respectively, and Intercontinental revenues were $18.3 million and $14.4 million, respectively.

Cash, Cash Equivalents, Short-Term and Long-Term Investments

Portal considers all highly liquid, low-risk debt instruments with an original maturity, at the date of purchase, of three months or less to be cash equivalents. At October 31, 2003 and January 31, 2003, cash equivalents and short-term investments consisted primarily of commercial paper, corporate notes, money market funds and government securities. All short-term investments mature within 24 months.

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

The following summarizes Portal’s cash, cash equivalents and investments (in thousands):

	October 31, 2003		January 31, 2003
Cash and cash equivalents:	(unaudited	)
Cash	$22,034		$13,108
Money market funds	5,144		8,394
Commercial paper	4,049		—
U.S. Government securities	8,698		—

Total cash and cash equivalents	39,925		21,502
Short-term investments	47,899		30,641
Restricted short-term investments:
Money market funds Money market funds	3,060		—
U.S. Government securities	—		1,609

Total restricted short-term investments	3,060		1,609
Restricted long-term investments:
Cash	57		57
Money market funds	9,765		1,814
U.S. Government securities	3,158		11,541

Total restricted long-term investments	12,980		13,412

Total cash, cash equivalents and investments	$103,864		$67,164

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
Short-term investments:
Corporate notes	$7,398	$30	—	$7,428
U.S. Government securities	24,810	17	$(5)	24,822
Restricted investments	(1,609)	—	—	(1,609)

Short-term investments at January 31, 2003	$30,599	$47	$(5)	$30,641

Corporate notes	$14,344	$9	$(18)	$14,335
U.S. Government securities	33,577	4	(17)	33,564

Short-term investments at October 31, 2003 (unaudited)	$47,921	$13	$(35)	$47,899

The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands):

	October 31, 2003	January 31, 2003
	(unaudited)
Due within one year	$27,041	$11,726
Due within two years	20,858	20,524
Restricted short-term investments	—	(1,609)

	$47,899	$30,641

Restricted investments represent collateral for outstanding letters of credit and bank guarantees. The collateral amounts are typically in excess of the face value of the letters of credit and bank guarantees in order to account for fluctuations in the value of the investments and exchange rates. As of October 31, 2003, restricted short-term investments of $3.0 million combined with restricted long-term investments of $13.0 million represent collateral for four letters of credit and six bank guarantees. As of October 31, 2003, the four letters of credit totaling $10.7 million were issued in lieu of a cash security deposit and are renewable annually and expire on various dates from October 31, 2004 through March 5, 2021. One bank guarantee for $1.9 million was issued to secure outstanding bank loans made to former shareholders of Solution42 and expires on April 30, 2004. Another bank guarantee for $0.8 million relates to outstanding loans secured by buildings owned by Portal and expires on December 31, 2017. The remaining four bank guarantees totaling $2.7 million were issued in support of Portal’s compliance with performance obligations to four customers and expire on various dates from March 15, 2004 through November 13, 2005. Restricted investments consist of U.S. Government securities maturing over a period of one to two years.

As of October 31, 2003, restricted long-term investments of $13.0 million consisted of $9.8 million of cash and cash equivalents and $3.2 million of investments classified as available-for-sale with no unrealized gains and losses. As of January 31, 2003, restricted long-term investments of $13.4 million consisted of $1.9 million of cash and cash equivalents and $11.5 million of investments classified as held-to maturity or available-for-sale with no unrealized gains and losses.

Portal also invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) as of October 31, 2003 and January 31, 2003. The investments are accounted for using the cost method as Portal does not have the ability to exercise significant influence over the operations of these companies and Portal’s investment is less than 20% of the outstanding voting shares in each entity. Portal monitors its investments for other than temporary impairment, basing its assessment on a review of the investee’s operations and other indicators. Other indicators include, but are not limited to, capital resources, prospects of receiving additional financing and prospects for liquidity of the related securities.

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

Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data; unaudited):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Basic and diluted:
Net loss	$(15,184)	$(39,564)	$(51,840)	$(69,619)

Weighted-average shares of common stock outstanding	39,002	35,339	36,944	35,188
Less: Weighted-average shares subject to repurchase	(7)	(10)	(7)	(17)

Weighted-average shares used in computing basic net loss per share	38,995	35,329	36,937	35,171

Net loss per share	$(0.39)	$(1.12)	$(1.40)	$(1.98)

Portal has excluded outstanding stock options from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share was 4,166,643 and 541,831 for the quarters ended October 31, 2003 and October 31, 2002, respectively. The total number of shares excluded from the calculations of diluted net loss per share was 2,610,681 and 361,513 for the nine months ended October 31, 2003 and October 31, 2002, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

Stock-Based Compensation

Portal has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee and director stock-based awards. An alternative method prescribed by Statement of Financial Accounting Standards Number 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards Number 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB Opinion Number 25, Portal does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed.

Prior to January 31, 1999, the fair value for these awards was estimated at the date of grant using the minimum value options pricing model. Subsequent to that date, Portal estimated fair value based on the Black-Scholes option pricing model. These models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Portal’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

In November 2002, the Compensation Committee of Portal’s Board of Directors approved a plan to reprice stock options for employees. The plan excluded the Chief Executive Officer and members of the Board of Directors. Under this plan, 4,154,999 options were repriced. These options became subject to variable accounting prospectively whereby stock-based compensation for the options is re-measured quarterly and recorded as compensation expense in the Consolidated Statements of Operations for each reporting period until such options are exercised or expire.

The weighted average fair value, per share, of options granted for the three and nine months ended October 31, 2003 was $14.39, and $11.00, respectively.

Summarized below are the pro forma effects on net loss and net loss per share as if Portal had elected to use the fair value approach prescribed by SFAS 123 (in thousands, except per share amounts; unaudited):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Net loss, as reported	$(15,184)	$(39,564)	$(51,840)	$(69,619)
Add: Stock-based employee compensation included in reported net loss	3,000	62	33,840	271
Deduct: Stock-based employee compensation expense determined under the fair value method for all stock option grants (SFAS 123)	(9,587)	(12,974)	(24,994)	(39,128)

Pro forma net loss	$(21,771)	$(52,476)	$(42,994)	$(108,476)

Basic and diluted net loss per share:
As reported	$(0.39)	$(1.12)	$(1.40)	$(1.98)

Pro forma	$(0.56)	$(1.49)	$(1.16)	$(3.08)

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which includes certain changes in the equity of the company. Comprehensive loss is as follows (in thousands; unaudited):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Net loss	$(15,184)	$(39,564)	$(51,840)	$(69,619)
Unrealized loss on marketable securities	(4)	(143)	(64)	(541)
Change in cumulative translation adjustment	51	(154)	153	1,296

Comprehensive loss	$(15,137)	$(39,861)	$(51,751)	$(68,864)

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

The fiscal 2003 restructuring plan specifically identified facilities to be vacated, throughout North America and internationally in Germany, Japan and the United Kingdom. Portal vacated the facilities on various dates, as planned, through September 2002. A portion of Portal’s headquarters was also vacated by December 2002. The planned exit dates for each facility were considered when calculating the restructuring charges. Prior to vacating these facilities, or portions thereof that Portal intends to sublease, rental expense continued to be included in operating expenses. Portal was successful in negotiating the termination of some of its leases. The restructuring accrual reflects the terms of these renegotiated agreements.

Severance payments are expected to be paid through the fourth quarter of fiscal 2004. The long-term portion of the accrued restructuring costs is made up of lease payments for vacated facilities, net of expected sublease income, and is currently expected to be paid through 2009. Actual future cash requirements may differ materially from the accrual, particularly if actual sublease income is significantly different from current estimates, if the Company is successful or unsuccessful in its efforts to renegotiate facility leases, or if it is unsuccessful in its attempts to sublet the facilities within a timely manner. During the nine months ended October 31, 2003, the Company recorded reclassification adjustments to previously recorded restructuring estimates totaling $0.8 million, primarily due to sublease income and final severance settlement costs in certain European countries exceeding our original estimates.

A summary of accrued restructuring costs is as follows (in thousands):

	January 31, 2003	Adjustments	Cash Payments	October 31, 2003
				(unaudited)
Severance	$1,897	$784	$(2,105)	$576
Facilities	36,630	(784)	(9,309)	26,537
Other	1,794	—	(462)	1,332

	40,321	$—	$(11,876)	28,445

Current portion of accrued restructuring costs	13,418			8,738

Long-term accrued restructuring costs	$26,903			$19,707

Note 3. Registered Offering

In September 2003, Portal completed a registered offering of 4,528,302 shares of its common stock at a price of $13.25 per share to institutional investors. Portal received proceeds of $55.8 million net of $4.2 million in placement agent fees and other offering costs.

Note 4. Income Taxes

For the three and nine months ended October 31, 2003 the Company recorded a provision for income taxes of $0.8 million and $2.0 million, respectively, primarily as a result of foreign withholding taxes on revenue. With respect to deferred taxes, the Company has recorded a valuation allowance to reduce its deferred tax assets to zero, as it is more likely than not that these assets will not be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. Portal will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Note 5. Commitments and Contingencies

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

The cases were consolidated into a single action, and a consolidated complaint was filed on April 19, 2002. These actions are part of the litigation known as the “IPO Securities Litigation,” which has been brought against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against us. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions has been denied.

Portal has decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against Portal and its executive officers named in the suit, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the public offering cases, and for the assignment or surrender of control of certain claims Portal may have against its underwriters. Neither Portal nor its executive officers named in the suit will be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which Portal does not believe will occur. The settlements will require approval of the court, which cannot be assured, after class members are given the opportunity to object to the settlement, or opt out of the settlement.

On November 13, 2003 Portal announced that its results for the quarter ended October 31, 2003 would be lower than previously estimated. On November 20, 2003 a purported class action complaint was filed in the Federal District Court Northern District of California against Portal, and certain of its officers and directors. The lawsuit alleges violations of Section 11 of the Securities Act of 1933, as amended and Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, as amended, arising from alleged misrepresentations and omissions of material facts, and claims to be on behalf of all persons who purchased Portal shares from May 20, 2003 through November 13, 2003. Several similar class actions were also filed in the Federal District Court Northern District of California in December 2003 based on essentially the same facts and allegations. The actions seek damages in an unspecified amount.

On November 17, 2003 a shareholder derivative action was filed in the Superior Court of California, County of San Mateo against the members of the Board of Directors and certain officers of Portal alleging breach of fiduciary duty and other violations of state law occurring between August 13, 2003 and the present. The complaint alleges that the defendants misrepresented Portal’s financial results and that certain of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount, disgorgement of improper profits and attorney’s fees, among other forms of relief. A second similar action was filed in the Superior Court of California, County of San Mateo on November 25, 2003.

From time to time we may become a party to other legal action including mediation arising from the normal course of business activities.

An unfavorable resolution of theses matters could materially and adversely affect our results of operations or cash flows in a particular period. In addition, litigation has been, and may continue to be, time-consuming and costly and diverts the attention of our management personnel.

Note 6. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (the Interpretation), Consolidation of Variable Interest Entities (VIEs). The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Entities are generally consolidated by an enterprise when it has controlling financial interest through ownership of a majority voting interest in the entity. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were originally effective as of the beginning of the three months ended October, 31, 2003, however, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with VIEs created after January 31, 2003. The Company has performed a preliminary analysis of the Interpretation and does not believe that the adoption will result in a material impact on its results of operations or financial position.

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

Beginning with fiscal 1997, substantially all of our revenues have come from the license of one product line, Portal Infranet, and from related services. Revenues consist of Portal Infranet licenses, professional services, support and maintenance fees. License revenues are comprised of perpetual or multi-year license fees, which are primarily derived from contracts with communications and content service providers. Professional services consist of a broad range of solution and implementation services, training, business consulting and operational support services. These services are provided throughout the customer lifecycle. We believe that future revenues will be generated primarily from the following sources:

•	license fees from new customers; for new products or new Portal Infranet modules and features to existing customers; and growth in the subscriber base of existing customers, which will lead to increased revenue from subscriber or other volume usage-based licenses;
•	consulting services for the deployment of licenses and concurrent and follow-on solutions related to our customers’ end to end billing needs; and
•	annual maintenance fees for the support of existing deployments and rights to access when-and-if available upgrade enhancements to our platform.

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

There have been no significant changes in our accounting policies for the nine months ended October 31, 2003 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, restructuring activities, depreciation methodology, etc.). We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates:

•	Revenue Recognition
•	Allowance for Doubtful Accounts
•	Non-Marketable Investments
•	Long-Lived Assets and Goodwill
•	Accrued Restructuring Expenses

Our management has reviewed our critical accounting policies, critical accounting estimates, and the related disclosures with the Audit Committee. Additional information about these critical accounting policies may be found in the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.”

On September 3, 2003, our Company’s Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-five, causing each outstanding share of common stock to convert automatically into one-fifth of a share of common stock. The reverse split became effective at the close of business on September 26, 2003. In lieu of fractional shares, stockholders received a cash payment based on an average trading price of the common stock prior to the effectiveness of the reverse split. All references to share and per share amounts for all periods presented have been restated to reflect this reverse split.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended October 31,		Percent Change	Nine Months Ended October 31,		Percent Change
(dollars in millions; unaudited)	2003	2002		2003	2002
License fees	$5.7	$10.7	(47)%	$30.6	$32.8	(7)%
Percentage of total revenues	22%	35%		34%	36%
Services	19.7	19.5	1%	60.1	57.2	5%
Percentage of total revenues	78%	65%		66%	64%

Total revenues	$25.4	$30.2	(16)%	$90.7	$90.0	1%

Total revenues decreased in the three months ended October 31, 2003 from the comparable period in 2002. License fees decreased due to customers’ deliberate purchasing decisions causing a number of transactions to not be completed during the quarter and due to the inclusion of certain provisions into licensing arrangements which resulted in the delay of revenue recognition. As a result, license fees as percentage of revenues decreased for the three and nine months ended October 31, 2003 when compared to the three and nine months ended October 31, 2002. Total revenues did not change significantly during the nine months ended October 31, 2003 from the comparable period in 2002. During the quarter ended July 31, 2002, Portal revised its policy on recognizing revenue on extended payment term arrangements. This change increased revenue recognized during the three and nine months ended October 31, 2003 by $1.8 million and $3.3 million, respectively.

Affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 20.4% and 29.2% of revenue recognized during the three and nine months ended October 31, 2003, respectively, and 22.4% and 17.2% during the three and nine months ended October 31, 2002, respectively. One majority owned Vodafone affiliate, Vodafone Omnitel, accounted for 10.7% of revenues during the nine months ended October 31, 2003. No individual Vodafone affiliate or other customer accounted for more than 10% of revenues during the three months ended October 31, 2003 or the three and nine months ended October 31, 2002.

Geographical Revenues

	Three Months Ended October 31,		Percent Change	Nine Months Ended October 31,		Percent Change
(dollars in millions; unaudited)	2003	2002		2003	2002
North America	$6.9	$8.1	(15)%	$21.8	$30.8	(29)%
Percentage of total revenues	27%	27%		24%	34%
International
Europe	13.2	18.4	(28)%	50.6	44.8	13%
Percentage of total revenues	52%	61%		56%	50%
Intercontinental	5.3	3.7	43%	18.3	14.4	27%
Percentage of total revenues	21%	12%		20%	16%

Total international	18.5	22.1	(16)%	68.9	59.2	16%
Percentage of total revenues	73%	73%		76%	66%

Total revenues	$25.4	$30.2	(16)%	$90.7	$90.0	1%

North American revenues, which are defined by us as revenues from the United States and Canada, decreased in the three and nine months ended October 31, 2003 compared with the three and nine months ended October 31, 2002, primarily due to constrained capital spending by communication service providers, which are the primary customers for our products and services. Revenues in Europe, which are defined by us as Europe, Middle East and Africa, decreased for the three months ended October 31, 2003 compared with the three months ended October 31, 2002 primarily due to a decrease in license revenue as a result of the factors described above. Revenues in Europe for the nine months ended October 2003 compared with the nine months ended October 31, 2002 increased as a result of our success in obtaining new business with wireless and content service providers in this region. Intercontinental revenues, which are defined by us as Asia-Pacific, Japan and Latin America (including Mexico), increased for the three and nine months ended October 2003 compared with the comparable periods ended 2002 as a result of obtaining new business with a wireless provider in Japan, and with wireless and cable providers in Latin America.

Expenses

(dollars in millions; unaudited)	Three Months Ended October 31,		Percent Change	Nine Months Ended October 31,		Percent Change
	2003	2002		2003	2002
Cost of license fees	$0.0	$0.1	(100)%	$0.1	$0.2	(50)%
Percentage of total revenues	—	—		—	—

Cost of services	14.1	10.3	37%	38.9	33.0	18%
Percentage of total revenues	56%	34%		43%	37%

Amortization of purchased developed technology	0.7	2.2	(68)%	2.0	3.9	(49)%
Percentage of total revenues	3%	7%		2%	4%

Research and development	8.3	8.1	2%	22.4	29.5	(24)%
Percentage of total revenues	33%	27%		25%	33%

Sales and marketing	10.7	12.1	(12)%	33.7	40.6	(17)%
Percentage of total revenues	42%	40%		37%	45%

General and administrative	3.9	4.4	(11)%	10.4	13.0	(20)%
Percentage of total revenues	15%	14%		11%	14%

Cost of License Fees

Cost of license fees consists of resellers’ commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Portal Infranet. As a percentage of revenue, these costs are essentially unchanged in the three and nine months ended October 31, 2003 as compared to the comparable periods ended October 31, 2002.

Cost of Services

Cost of services primarily consists of consulting, maintenance and training expenses. The increase in cost of services for the three and nine months ended October 31, 2003 from the comparable periods ended October 31, 2002 is primarily due to increases in headcount and increased subcontractor expense for the three and nine months ended October 31, 2003. Gross margin for services was approximately 28% and 35% for the three and nine months ended October 31, 2003, compared with approximately 47% and 42% for the comparable periods ended October 31, 2002, respectively. Service gross margins are generally negatively impacted during periods of growth in service providers due to the costs of recruiting and initial training of new employees and a proportionately higher level of use of higher cost sub-contractors. There can be no assurance that current margin levels can be maintained during future periods.

Amortization of Purchased Developed Technology

For the three and nine months ended October 31, 2003 and 2002, we amortized purchased developed technology related to our investment in Solution42 in the amount of $0.7 million and $2.0 million compared to $2.2 million and $3.9 million in the comparable periods of 2002, respectively. Amortization of purchased developed technology will continue to negatively impact our operating results in the future. Future amortization expense of the remaining purchased developed technology is currently estimated to be $0.7 million in the remainder of fiscal year 2004 and $2.0 million in fiscal year 2005.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs for our development and certain technical support efforts. Research and development expenses were $8.3 million and $22.4 million for the three and nine months ended October 31, 2003, respectively, as compared to $8.1 million and $29.5 million for the comparable periods ended October 31, 2002, respectively. These amounts represented an increase of 2% and a decrease of 24%, respectively, for the three and nine month periods ended October 31, 2003 from the comparable periods ended October 31, 2002. The decrease in research and development expenses for the nine months ended October 31, 2003 from the comparable period ended October 31, 2002 is primarily due to a shift of our engineering workforce from higher cost U.S. locations to our lower cost operations in Bangalore, India and to a reduction in United States personnel and in facilities costs as a result of our restructuring plans initiated in fiscal 2003 and 2002. The increase in research and development expenses for the three months ended October 31, 2003 from the comparable period ended October 31, 2002 is primarily due to training and travel related costs associated with the expansion of the operations in Bangalore. We expect to continue to increase our Bangalore-based personnel. We have not capitalized any software development costs to date.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel and related costs and commissions for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new and the maintenance of existing strategic partnerships. Sales and marketing expenses were $10.7 million and $33.7 million for the three and nine months ended October 31, 2003, respectively, as compared to $12.1 million and $40.6 million for the comparable periods in 2002, respectively. These amounts represent a decrease of 12% and 17%, respectively, for the three and nine month periods ended October 31, 2003 from the comparable periods ended October 31, 2002. The decrease in sales and marketing expenses for the three and nine months ended October 31, 2003 from the comparable periods ended October 31, 2002 was primarily due to a decrease in the number of sales and marketing personnel as a result of our restructuring plans initiated in fiscal 2002 and 2003.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, as well as information system and facilities expenses not allocated to other departments. General and administrative expenses were $3.9 million and $10.4 million for the three and nine months ended October 31, 2003, respectively, as compared to $4.4 million and $13.0 million for the comparable periods in 2002, respectively. As a percentage of revenue, these costs are substantially unchanged for the three months ended October 31, 2003 as compared to the comparable period ended October 31, 2002. The decreases in general and administrative expenses for the three and nine months ended October 31, 2003 from the comparable periods ended October 31, 2002 were primarily due to decreases in facilities costs, primarily rent and lease costs, and a decrease in the number of general and administrative personnel, all as a result of our restructuring plans initiated in fiscal 2003 and 2002.

Stock Compensation Charges

In November 2002, our Compensation Committee approved a plan to reprice stock options for employees (excluding our Chief Executive Officer and members of our Board of Directors). Under this repricing plan, 4,154,999 outstanding options with an exercise price greater than $3.45 per share (the closing market price on the date of repricing) were repriced to an exercise price of $3.45 per share. There were no changes to the vesting schedules of these options. These repriced options became subject to variable accounting, which requires that they be remeasured based upon the current fair market value of our common stock at the end of each accounting period until they are exercised or expire. As a result, for the three and nine months ended October 31, 2003 we recorded stock compensation charges of $3.0 million and $33.8 million, respectively.

We recorded deferred stock compensation of approximately $16.8 million in fiscal year 1999 in connection with stock options and restricted stock issued during and prior to 1999 and $0.2 million in fiscal year 2002, in connection with the acquisition of BayGate. The deferred stock compensation reflects the difference between the exercise prices of options granted to acquire certain shares of common stock and the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. We amortized deferred compensation expense of $0.1 million during the quarter ended October 31, 2002. There was no amortization for the quarter ended October 31, 2003 as the balance was fully expensed in fiscal 2003.

The following table shows the amounts of stock compensation charges that would have been recorded under the following categories had stock compensation charges not been separately stated on the statements of operations.

(in thousands; unaudited)	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Cost of services	$652	$10	$7,353	$43
Research and development	1,105	20	12,461	91
Sales and marketing	838	18	9,452	77
General and administrative	405	14	4,574	60

	$3,000	$62	$33,840	$271

Restructuring Costs

Restructuring costs were $30.7 million and $36.7 million for the three and nine months ended October 31, 2002, respectively, for the restructuring plans approved by Portal’s Board of Directors in July 2002. The plan included a reduction in workforce of approximately 250 employees, facilities reductions and asset write-offs. The restructuring charge of $36.7 million for the nine months ended October 31, 2002 included approximately $6.2 million of severance-related amounts, $17.4 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, $11.6 million in asset write-offs, and $1.5 million of other costs. During the three and nine months ended October 31, 2003, the Company recorded reclassification adjustments to previously recorded restructuring estimates totaling $0.5 million and $0.8 million, respectively, primarily due to sublease income and final severance settlement costs in certain European countries exceeding our original estimates.

A summary of accrued restructuring costs is as follows (in thousands):

	January 31, 2003	Adjustments	Cash Payments	October 31, 2003
				(unaudited)
Severance	$1,897	$784	$(2,105)	$576
Facilities	36,630	(784)	(9,309)	26,537
Other	1,794	—	(462)	1,332

	40,321	$—	$(11,876)	28,445

Current portion accrued restructuring costs	13,418			8,738

Long-term accrued restructuring costs	$26,903			$19,707

Provision for Income Taxes

Our taxes totaled $0.8 million and $2.0 million in the three and nine months ended October 31, 2003, primarily as a result of foreign withholding taxes on revenue. Withholding taxes attach to gross income regardless of overall profitability. Although we recorded a net loss of $15.2 million and $51.8 million for the three and nine months ended October 31, 2003, our U.S. parent company incurred the majority of those losses, as it owns the intellectual property.

Liquidity and Capital Resources

Cash, cash equivalents and investments (including restricted investments of $16.0 million) totaled $103.9 million at October 31, 2003, compared with a balance of $67.2 million (including restricted investments of $15.0 million) at January 31, 2003.

We used cash totaling $20.2 million in operations during the nine months ended October 31, 2003, a decrease of $29.7 million from the $49.9 million used during the nine months ended October 31, 2002. Net cash used in operations during the nine months ended October 31, 2003 was primarily comprised of an increase in accounts receivable of $3.3 million, an increase in prepaid expenses and other current assets of $3.3 million, and a decrease in other accrued liabilities of $10.9 million, offset by an increase in accounts payable of $2.7 million, and an increase in deferred revenue of $4.1 million. For the nine months ended October 31, 2003 and 2002, adjustments made for non-cash expenses, such as depreciation and amortization, stock compensation charges, non-cash restructuring costs, and amortization of purchased intangibles amounted to $41.6 million and $25.6 million, respectively. The increase in non-cash expenses for the nine months ended October 31, 2003 as compared to the comparable period in 2002 is primarily due to, higher stock compensation charges in 2003 partially offset by non- cash restructuring costs in 2002.

The increase in accounts receivable for the nine months ended October 31, 2003 was due to an increase in extended payment terms on licensing agreements and to the timing of collection activity during the period. The increase in prepaid expenses and other current assets was due to corporate insurance renewals, deferred consulting costs, and software maintenance contract renewals made during the period. The increase in accounts payable was primarily related to the timing of certain facility related payments. The decrease in other accrued liabilities was primarily due to lease payments for facilities included in accrued restructuring costs.

Net cash used by investing activities was $23.0 million for the nine months ended October 31, 2003, a decrease of $61.1 million from the $38.1 million provided in the nine months ended October 31, 2002. Net cash used in investing activities in the nine months ended October 31, 2003 primarily reflected net activity in short and long term investments. During the nine months ended October 31, 2003 and 2002, purchases of property and equipment amounted to $4.2 million and $5.1 million, respectively.

The $61.5 million of cash provided by financing activities for the nine months ended October 31, 2003 primarily related to the issuance of common stock in a registered offering completed in September 2003. The transaction involved the sale of 4,528,302 shares of common stock at $13.25 per share. Portal received proceeds of $55.8 million net of $4.2 million in placement agent fees and other offering costs. The remainder of the cash provided by financing activities for the nine months ended October 31, 2003 related to the issuance of common stock related to our stock incentive plans.

The total future cash outlay for the restructuring plans enacted in fiscal 2003 and 2002 is currently estimated to be approximately $28.4 million, which includes severance-related costs as well as lease liabilities related to the consolidation of facilities and is expected to be funded by available cash. Lease payments for impacted facilities, net of expected sublease income, are expected to be $26.5 million and will be paid out through 2009.

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

The following table summarizes our contractual obligations, including related interest charges, as of October 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Year ending January 31,	Long-term notes payable	Non-cancelable operating leases, net of sublease	Total
2004 (remaining three months)	$24	$2,102	$2,126
2005	96	10,824	10,920
2006	96	10,219	10,315
2007	96	9,809	9,905
2008	96	9,878	9,974
Thereafter	1,859	45,754	47,613

Total minimum payments	2,267	88,586	90,853
Less amount representing interest	(603)	—	(603)

Present value of future payments	$1,664	$88,586	$90,250

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

This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, and all of which are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this section entitled “Risks Associated With Our Business and Future Operating Results” and elsewhere in this report. Forward-looking statements may ultimately prove to be incorrect. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

On September 3, 2003, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-five, causing each outstanding share of common stock to convert automatically into one-fifth of a share of common stock. The reverse split became effective at the close of business on September 26, 2003. In lieu of fractional shares, stockholders received a cash payment based on an average trading price of the common stock prior to the effectiveness of the reverse split. All references to share and per share amounts for all periods presented have been restated to reflect this reverse split.

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

In addition, political instability in various geographic areas has resulted in companies reducing spending for technology projects generally and the delay or reconsideration of potential purchases of our products and related services. The war on terrorism and in Iraq and the potential for war or other hostilities in various parts of the world continues to contribute to a climate of economic and political uncertainty and decreasing consumer confidence that adversely affected has and may continue to adversely affect our revenue growth and results of operations.

Failure to collect accounts receivable in a timely manner has in the past and may in the future result in significant write-offs, higher accounts receivable reserves and lower cash balances that would adversely affect our financial results and available cash resources.

WE EXPECT TO INCUR ADDITIONAL LOSSES AND CANNOT BE CERTAIN THAT WE WILL BE PROFITABLE OR GENERATE POSITIVE CASH FLOW

In order to be profitable or generate positive cash flow, we must significantly increase our revenues or further reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues to attain profitability in any future period. Moreover, we have already significantly reduced our expenses through a series of restructurings and there may be a limit to our ability to further reduce expenses without significantly damaging our operational capabilities. We incurred net losses of approximately $51.8 million for the nine months ended October 31, 2003 and $72.2 million, $395.5 million and $2.3 million for fiscal years 2003, 2002 and 2001, respectively.

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

A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, in the nine months ended October 31, 2003, one customer, Vodafone Omnitel, accounted for 11.4% of our revenues. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. For example, in the third quarter of 2003, a number of anticipated contracts did not occur within the quarter, which adversely affected our financial results for that period. Our total revenues could also be adversely affected if revenues from a significant customer in one period are not replaced with revenues from that customer or other customers in subsequent periods. The communication and content industries we have targeted are consolidating, which could reduce the number of potential customers available to us. Moreover, many of our customers may have purchased sufficient quantities of our products to satisfy their current or anticipated requirements. A number of our large communications customers own or have an interest in companies in numerous countries and to varying degrees may control or influence the buying decisions of those affiliated companies. In the event one customer decides not to purchase our products, the decision may adversely affect our ability to market our products and services to that company’s affiliates, which may be existing or potential customers of ours. Because there are a limited number of customers and competition for them is intense, these customers have substantial bargaining power to negotiate terms and conditions favorable to the customer. For all of these reasons our business could suffer in the future.

IT IS DIFFICULT TO PREDICT THE TIMING OF INDIVIDUAL ORDERS AND REVENUES BECAUSE PORTAL INFRANET HAS COMPLEX, LONG AND VARIABLE SALES CYCLES AND IMPLEMENTATION PERIODS

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

Even after purchase, our customers tend to deploy Portal Infranet slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy Portal Infranet. The length of time to implement and deploy systems involving Portal Infranet may have an impact on the timing and amount of revenues ultimately received from customers, particularly if payments are tied to implementation or production milestones. For example, in the third quarter of fiscal year 2004, failure to obtain acceptance of certain milestones during the quarter reduced the amount of revenue recognizable during the quarter. As a result, the revenues derived from a sale may not be recognized immediately and could be spread over an extended period. As a result, an increase in the period of time over which revenue is recognized may cause a decline in the amount of revenues in the short term.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS AND WE MAY FAIL TO MEET EXPECTATIONS

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. Factors that could cause quarterly fluctuations include:

•	variations in demand for our products and services, including decreases caused by reductions in technology spending within our target markets;
•	the timing, execution, and revenue recognition of individual contracts, particularly large contracts that would materially affect our operating results in a given quarter;
•	large contracts with extensive consulting services or product commitments may contain contract terms and conditions or require tthe use of contract accounting for revenue recognition purposes that have the effect of extending the period of time over which revenue is recognized;
•	our ability to develop and attain market acceptance of enhancements to Portal Infranet and new products and services;
•	market acceptance of new communications services that our products are intended to support;

•	delays in introducing new products and services;
•	delays in the completion, delivery or acceptance of milestones and deliverables;
•	new product introductions by our competitors;
•	changes in our pricing policies or the pricing policies of our competitors;
•	announcements of new versions of our products that cause customers to postpone purchases of our current products;
•	the mix of products and services sold;
•	our ability to sublease our excess real estate or renegotiate our leases;
•	the mix of sales channels through which our products and services are sold;
•	the mix of domestic and international sales;
•	costs related to acquisitions of technologies or businesses;
•	the timing of releases of new versions of third-party software and hardware products that work with our products;
•	our ability to attract, integrate, train, retain and motivate a substantial number of sales and marketing, research and development, technical support and other management personnel with the needed competencies;
•	the variability of future stock-based compensation charges or credits as a result of our stock option repricing during fiscal year 2003; and
•	global economic conditions generally, as well as those specific to providers of communications and content services.

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

We must periodically acquire and dispose of our office facilities in various locations as the number of existing and projected employee’s changes for those locations or as existing leases expire. Securing and building out facilities takes significant lead-time. Historically, because of the need to satisfy projected future expansion, the amount of space we have leased is generally more than the amount currently required. Our significant office leases have terms of between 5 and 20 years. As a result, we frequently attempt to sublease the portions of leased facilities that we have leased but do not currently need. In addition, our reductions in our workforce undertaken over the past two years have substantially reduced our facilities requirements in several locations. As a result, we are attempting to sublease the facilities that we have previously leased but do not currently need or to negotiate reductions in our rent obligations relating to those facilities or cancellations of the applicable leases. We have leased approximately 290,000 square feet for our headquarters facilities in Cupertino, California through 2010. The amounts leased exceed our current requirements and we intend to sublease a majority of the facilities for a substantial portion, if not the entire balance, of the lease term. There is currently a large amount of vacant commercial real estate in the San Francisco Bay Area and in other locations where we have facilities. Moreover, currently prevailing rental rates in many locations are significantly lower than those that we are obligated to pay under the leases. We may therefore continue to encounter significant difficulties or delays in subleasing our surplus space and will likely not be able to sublease it for rents equal to those that we are obligated to pay. In connection with our restructuring plan adopted in fiscal 2003, we have vacated additional facilities in the United States and in other locations.

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

FIXED PRICE SERVICES ENGAGEMENTS CAN IMPACT OUR PROFITABILITY IF WE FAIL TO COMPLETE THEM WITHIN THE ESTIMATED BUDGET

We perform some of our professional services engagements on a fixed price basis. If the project requires more labor or products than was estimated by us in determining the fixed price agreed to with the customer, our margins and profitability could be adversely affected. In addition, failure to complete services as required or to obtain written acceptance of completed milesones may result in deferral of revenue until such completion or acceptance occurs and may cause revenues to be recognized in periods other than as initially expected or forecast.

OUR OPERATING PLANS RELY ON OUR ABILITY TO SUCCESSFULLY INCREASE THE SIZE AND SCOPE OF OUR OPERATIONS IN INDIA AND A FAILURE TO MANAGE THAT PROCESS AND ORGANIZATION COULD ADVERSELY AFFECT OUR OPERATIONS

In fiscal 2003 we opened an engineering center in Bangalore, India. In fiscal 2004 we significantly increased the size of this organization and expand its scope. The expansion of this organization is an important component of our strategy to address the business needs of our customers, increase our revenues and achieve profitability. A portion of the personnel in this organization are our employees but a substantial majority of the personnel is provided through an independent contractor. The success of this operation will depend on our ability and our independent contractor’s ability to attract, train, assimilate and retain sufficient highly qualified personnel in the required periods. A disruption of our relationship with the independent contractor would adversely impact the effectiveness of the India organization and could adversely affect our operations and financial results. Failure to effectively manage and integrate these operations will harm our business and financial results.

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

OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MUCH MORE SUSCEPTIBLE TO RISKS FROM INTERNATIONAL OPERATIONS

For the nine months ended October 31, 2003 and for fiscal years 2003 and 2002, we derived approximately 76%, 69% and 47% of our revenue, respectively, from sales outside North America. In addition, in fiscal 2003 we opened an engineering center in Bangalore, India. As a result, we face risks from doing business internationally, including, among others:

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

OUR HISTORICAL AND CURRENT REVENUES AND EARNINGS COULD BE ADVERSELY AFFECTED AS A RESULT OF FUTURE CHANGES IN THE RULES AND INTERPRETATIONS OF THOSE RULES BY THE SEC AND OTHER ACCOUNTING AUTHORITIES AS WELL AS POLITICAL RESPONSES TO THE RULES PROMULGATION PROCESS

Over the past several years, the American Institute of Certified Public Accountants has issued Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition, in December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not specifically addressed by existing rules. These standards address software revenue recognition matters from a conceptual level and include implementation guidance. The accounting profession and regulatory agencies continue to discuss various provisions of these pronouncements and may continue to provide further interpretative guidance surrounding the software revenue recognition rules in the future. The issuance of new interpretations could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations. We believe that our revenue has been recognized in compliance with SOP 97-2, SOP 98-9 and SAB 101.

In addition, we currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Certain proposals related to treating the grant of an employee stock option as an expense are currently under consideration by accounting standards organizations and governmental authorities. If such proposals are adopted, our earnings could be negatively impacted. As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay them.

OUR BUSINESS WILL SUFFER DRAMATICALLY IF WE FAIL TO SUCCESSFULLY PLAN AND MANAGE CHANGES IN THE SIZE OF OUR OPERATIONS

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We have experienced rapid changes in our number of employees in recent years. On October 31, 2003, we had 626 employees compared to 808 on March 15, 2002 and 1,515 employees on January 31, 2001. In calendar 2003, we plan to significantly increase the number of employees and contractors in our India operations. These changes and reorganizations and realignment of personnel have placed, and our anticipated future operations will continue to place, a significant strain on our management resources and our ability to train and allocate sufficient personnel resources to achieve our many objectives. Failure to effectively manage the size, location and availability of our services workforce, could adversely affect our services revenues, profitability or customer relationships. We expect that we will need to continue to evolve our financial and managerial controls and reporting systems and procedures and will need to continue to recruit, train and manage our worldwide work force. We expect that we will have to change our facilities in certain locations and we may face difficulties and significant expenses identifying and moving into suitable office space and subleasing or assigning any surplus space.

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

FAILURE TO SUCCESSFULLY OR TIEMELY IMPLEMENT SOLUTIONS COULD ADVERSELY EFFECT OUR FINANCIAL RESULTS AND PROSPECTS

The implementation of customer management and billing systems can be lengthy and expensive. Delays or other problems associated with the successful completion of such projects, could result in the need to provide additional services or warranty work, and may have an adverse effect on the timing and amount of revenues and margins associated with such projects, as well as on customer relationships, the perception and acceptance of our products and services in our target markets generally.

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

Portions of Portal Infranet incorporate software developed and maintained by third-party software vendors. We may incorporate additional software from third-party vendors and developers in our future products. Any significant interruption in the availability of these third-party software products or defects in these products or future products could harm our sales unless and until we can secure another source. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated. The absence of, or any significant delay in, the replacement of that functionality could result in delayed or lost sales and increased costs and could harm our business.

WE ARE CURRENTLY A PARTY TO SECURITIES LITIGATION CLASS ACTION LAWSUITS AND SHAREHOLDER DERIVATIVE LAWSUITS WHICH, IF DETERMINED ADVERSELY, COULD NEGATIVELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

We are currently a party to a number of securities litigation class action lawsuits and shareholder derivative lawsuits that are described below in “Part II, Item 1. Legal Proceedings”.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND WILL CONTINUE TO BE VOLATILE

The trading price of our common stock has fluctuated significantly in the past and will continue to fluctuate in the future. For example, the price of our common stock from our initial public offering in May 1999 through November 30, 2003 has fluctuated between $419.65 and $1.05 per share. Future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

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

In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which have often been unrelated to the operating performance of these companies or our company. Decreases in the trading prices of stocks of technology companies are often precipitous. For example, the price of our stock dropped rapidly and significantly during the first quarter of fiscal 2001, the fourth quarter of fiscal 2001, the first quarter of fiscal 2002 and, most recently, the fourth quarter of fiscal 2004.

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

FINANCIAL DIFFICULTIES OF COMPANIES WE HAVE INVESTED IN COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We have made investments in several companies and may make investments in others in the future. If at any time our investment in a company were deemed impaired, we may be required to reduce the book value of that investment, which would in turn reduce our earnings in that period. Such investments could be deemed impaired, for example, if the financial condition of those companies deteriorates. We have reduced the value of some of these investments previously. Because the financial condition of these companies is outside our control, we cannot predict if, or when, we would be required to reduce the value of such investments. As of October 31, 2003, we had approximately $1.5 million (total investment of $2.0 million net of a $0.5 million write down) invested in other companies.

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

	Maturing Within 1 Year	Maturing Within 2 Years	Total
As of October 31, 2003:
Cash Equivalents	$17,891	$—	$17,891
Weighted Average Yield	0.98%	—%	0.98%
Investments	27,041	20,858	47,899
Weighted Average Yield	1.26%	1.78%	1.48%

Total Portfolio	$44,932	$20,858	$65,790

Weighted Average Yield	1.15%	1.78%	1.35%

Impact of Foreign Currency Rate Changes

During the quarter ended October 31, 2003 and for fiscal year 2003, most local currencies of our international subsidiaries strengthened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have a significant impact on our results. For the quarter ended October 31, 2003, there was an immaterial currency exchange impact from our intercompany transactions. To date, we have not engaged in foreign currency hedging.

As a global concern, we anticipate that our sales outside the United States will increasingly be denominated in foreign currencies. In such event, we will face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the quarter ended October 31, 2003, the Company’s management, including its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of August 1, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The cases were consolidated into a single action, and a consolidated complaint was filed on April 19, 2002. These actions are part of the litigation known as the “IPO Securities Litigation,” which has been brought against over 300 issuers and nearly 40 underwriters alleging claims virtually identical to those alleged against us. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions has been denied.

Portal has decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against Portal and its executive officers named in the suit, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the public offering cases, and for the assignment or surrender of control of certain claims Portal may have against its underwriters. Neither Portal nor its executive officers named in the suit will be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which Portal does not believe will occur. The settlements will require approval of the court, which cannot be assured, after class members are given the opportunity to object to the settlement, or opt out of the settlement.

On November 13, 2003 Portal announced that its results for the quarter ended October 31, 2003 would be lower than previously estimated. On November 20, 2003 a purported class action complaint was filed in the Federal District Court Northern District of California against Portal, and certain of its officers and directors. The lawsuit alleges violations of Section 11 of the Securities Act of 1933, as amended and Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, as amended, arising from alleged misrepresentations and omissions of material facts, and claims to be on behalf of all persons who purchased Portal shares from May 20, 2003 through November 13, 2003. Several similar class actions were also filed in the Federal District Court Northern District of California in December 2003 based on essentially the same facts and allegations. The actions seek damages in an unspecified amount.

On November 17, 2003 a shareholder derivative action was filed in the Superior Court of California, County of San Mateo against the members of the Board of Directors and certain officers of Portal alleging breach of fiduciary duty and other violations of state law occurring between August 13, 2003 and the present. The complaint alleges that the defendants misrepresented Portal’s financial results and that certain of the defendants violated state laws relating to insider trading. The action seeks damages in an unspecified amount, disgorgement of improper profits and attorney’s fees, among other forms of relief. A second similar action was filed in the Superior Court of California, County of San Mateo on November 25, 2003.

From time to time we may become a party to other legal action including mediation arising from the normal course of business activities. An unfavorable resolution of theses matters could materially and adversely affect our results of operations or cash flows in a particular period. In addition, litigation has been, and may continue to be, time-consuming and costly and diverts the attention of our management personnel.

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

On August 19, 2003, we filed a current report on Form 8-K under items 7 and 9 announcing our second quarter results for the period ended August 1, 2003.

On September 11, 2003, we filed a current report on Form 8-K under items 5 and 7 to report that our Board of Directors approved a one-for-five reverse split of our common stock that would be effective on September 26, 2003.

On September 12, 2003, we filed a current report on Form 8-K under items 5 and 7 in connection with the completion of our offering of shares of common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 15, 2003	PORTAL SOFTWARE, INC.

	By	/s/ HOWARD A. BAIN III

Howard A. Bain III Chief Financial Officer (On behalf of the Registrant and as the Principal Financial Officer)