Form 10-K
period 2004-01-30
PORTAL SOFTWARE INC
filed 2004-04-14
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     YES  ☒    NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on August 1, 2003 as reported on the Nasdaq National Market System, was approximately $88,032,000. Shares of common stock held by each officer, director and holders known to the Registrant of 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 15, 2004, Registrant had outstanding 42,212,676 shares of common stock.

PORTAL SOFTWARE, INC.

FORM 10-K

FISCAL YEAR 2004

PART I

ITEM 1.    BUSINESS

General Information

This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates, projections, beliefs and assumptions about our industry, our company, our business and our prospects. Words such as “anticipates”, “expects”, “intends”, “plans”, “designs”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and other factors, some of which are beyond our control, and all of which are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risks Associated With Our Business and Future Operating Results”; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

References in this document to “Portal”, “we”, “our” and “us” refer to Portal Software, Inc., a Delaware corporation, its predecessors and each of its subsidiaries. Portal, Infranet, and the Portal logo, are trademarks of Portal. Each trademark, trade name or service mark of any other company appearing in this report belongs to its holder.

Business Overview

Incorporated in 1985, we develop, market, provision, and support billing and customer management solutions for telecommunications and information service providers. Our solutions are provided in the form of proprietary software (often referred to herein as “products”) and/or services and are used by service providers to support voice, data, video and content services across wireless, wireline, cable and satellite networks. Our solutions are characterized by a platform architecture that we believe is highly scalable and sufficiently flexible to allow service providers to measure, analyze, price and bill their customers’ usage on a real-time basis. Our solutions facilitate the real-time provisioning and reporting of services, including such functions as account creation, user authentication and authorization, activity tracking, pricing and rating, billing and customer service, including self-service, all, we believe, on a scale of up to tens of millions of users. Our solutions are designed to be complete and cost effective in order to enable our customers to differentiate themselves from their competitors. Our standard software platform is built on an open architecture that we believe can be easily integrated with other business system components. While the Portal platform is designed to meet the needs of next-generation communications markets and services, we believe it can be enhanced with a full suite of prebuilt modules for specific industry segments, including wireless, wireline, cable, ISP and Internet telephony. We believe that this product-based solution provides customers with significant time to market advantages as well as lower total cost of ongoing operations.

Industry Background

The communications industry is dramatically changing due to rapid advancements in Internet, broadband and wireless technologies in an increasingly competitive and uncertain business environment. Wireless devices transmit voice and text messages between users around the globe. Satellite networks broadcast television and Internet access to previously unreachable geographies. Broadband providers deliver videoconferencing to enterprises wanting to keep key personnel close to home. Today, voice, data, commerce and content are flowing simultaneously over multiple networks, giving users access to the most relevant services and content on the most appropriate device. As many network-based services become more mature or commoditized, the providers of these services are focusing on developing premium and value added services in order to increase revenue from their customers. To differentiate themselves and create new revenue opportunities, service providers are experimenting with a multitude of new services, price plans and business models. To do this quickly and efficiently, we believe they will need a fully convergent system, such as Infranet®, that is designed to be easy to modify and maintain, technology independent and scale to support millions of customers.

The traditional customer management and billing (“CM&B”) systems of communications companies were typically designed and built to service one particular type and size of service provider—such as a large, traditional national or regional carrier, or a small competitive cellular telephone provider—and to interface with and process data from the specific equipment and technologies used in a single network or for a particular service, such as circuit switched wireline telephone, cellular telephones or cable television networks. These traditional highly customized CM&B solutions can generally be characterized as (1) inflexible, (2) proprietary and (3) difficult to evolve to meet the complex requirements of providers of new telecommunications and information services. As a result, such CM&B solutions may not able to effectively address one of the most fundamental requirements facing providers of communication and content services: minimizing the time to market for new products and services. Moreover, because such traditional systems have generally been highly customized, their support costs can be high and changes to increase the functionality or features of the system or to introduce new services can typically require extensive programming using either internal or external professional services, often resulting in additional ongoing expenses, significant time delays and therefore a very high total cost of ownership.

The Portal Strategy

Our strategy is to establish ourselves as providing the most flexible, scalable and cost-effective solutions for telecommunications and information service providers. Key elements of this strategy are:

All Portal Solutions are Based on the Same Extensible Software Platform.    We have focused on the development of an integrated, off-the-shelf software platform that can address the rapidly changing, highly flexible and complex requirements of evolving communications networks and service offerings and can provide a lower total cost of ownership. Our extensible platform provides a framework for integration with a wide variety of other business systems and a foundation for the development of market-specific solutions. Although there are unique aspects to every service, most share the same underlying business infrastructure requirements, such as transactional security, financial security and ability to be rapidly deployed. Rather than provide a highly customized solution to every customer, our platform strategy enables us to provide every customer with the same basic product, which, in contrast to customized “one off” solutions, creates a future support and upgrade path to all its customers. Moreover, this approach enables us to translate our experience across a wide variety of markets and leverage our research and development efforts into improvements to the platform that can in turn benefit a broad range of our existing and potential customers. To meet the unique requirements of specific markets and industries, our platform has been designed to enable Portal and system integrators with whom we work (sometimes referred to as our “system integrator partners” or “partnerships with systems integrators”) to develop specific solutions that integrate with the core platform to address those unique and evolving requirements. We believe that this approach facilitates the rapid development and deployment of unique solutions to address new services without the need for Portal, our system integration partners or customers to build an entirely new infrastructure to support each service.

Leverage Partnerships and Alliances With Systems Integrators and with Platform, Software and Network Equipment Providers.    We have established a series of partnerships and alliances with systems integrators, such as Accenture, Cap Gemini Ernst & Young, BearingPoint and Deloitte Consulting, and platform, software and services providers, such as Cisco, Hewlett-Packard, IBM, Microsoft, Nokia, Oracle, SAP, Siebel, Siemens, Sun Microsystems, and others. We work with these industry-leading companies to offer customers an extensive set of market-specific solutions. For example, Portal and Siebel Systems jointly developed TelcoOneTM, a unique end-to-end solution that combines our billing solution with Siebel’s customer relationship management solution. TelcoOne delivers an enhanced single interface that is designed to enable service providers to dramatically increase call center efficiency and flexibility, and to introduce new services at a fraction of the cost of traditional custom-developed billing applications. Another example of our partner-based products is BillingAgilityTM, a joint solution with Microsoft designed to deliver higher flexibility and performance at a reduced total cost of ownership. A combination of our billing and subscriber management software platform with Microsoft® .NET technologies, BillingAgility is designed to facilitate rapid roll-out of new voice, data and content services, as well as support for legacy and business-to-business (B2B) integrations. We have also established a strategic relationship and software development agreement with SAP to deliver an integrated solution that combines our solution with SAP® for Telecommunications to help telecommunications providers with the challenge of revenue management, such as controlling revenue leakage they experience as they roll out new services. In addition, more than 4,000 system integrator professionals have been trained to implement and integrate our solutions with customers’ existing legacy systems. These partners and alliances also provide a global extension of our direct sales force and have been a significant source of leads and referrals.

Grow with Customers and the Markets.    While initial sales to customers are often significant, our strategy is to maximize our available opportunities for long-term revenue growth by targeting service providers we believe have excellent growth potential and building long-term relationships by continuously providing solutions that will require additional software licenses and professional services. Our subsequent revenue growth can then occur through the addition of subscribers, additional product modules, additional sales for other users to other divisions of an existing customer and performance of a wide variety of professional services as well as maintenance and support agreements. In turn, we intend to continue to evolve and refine our business to track the growth of evolving telecommunications and information services, so that as these services proliferate, we can exploit these opportunities.

Portal Software Platform

Our software platform, Infranet is specifically designed to meet the complex, mission-critical provisioning, accounting, reporting and marketing needs of providers of a wide range of communication and content services. Our integrated extensible platform enables service providers to swiftly define, price, and bill for a broad range of convergent services. Because the Portal platform can be deployed in a modular fashion, it enables co-existence between legacy billing systems and new next generation services. In this way, enterprises can protect their existing technology investments while making a well-planned shift to the Portal platform to support new market-critical services.

In fiscal 2004 we introduced several new enhancements to the Portal platform, including a next-generation GSM Manager which enables service providers to bring unique GSM services to market in days or weeks, accelerating time to revenue and avoiding traditional multi-month development. We also released support for roaming standards, prepaid rating and billing, and a new fully convergent Pricing Center that is designed to enable service providers to create innovative service offerings and react quickly to market and competitive pricing pressures.

In addition to the basic Portal platform, we offer a number of optional modules that extend the platform for specific customer needs. Such options include modules for supporting multiple databases, maintaining high availability and fault tolerance, managing multiple brands, and connecting to various standard enterprise applications and payment processing and tax packages.

We provide localized versions of our solution in a number of languages, including English, traditional Chinese, simplified Chinese, French, German, Italian, Japanese, Korean, Brazilian Portuguese and Spanish.

Business Benefits

The Portal platform is designed to enable service providers to capture the business benefits of increased revenues, reduced costs of operations and improved customer service through its ability to enable providers to more effectively and efficiently manage customers and the rating and billing of services.

Increased Revenues.    By helping to accelerate the time to market for new services, we enable service providers to offer a variety of services quickly and to bundle and price these services in an optimal manner. We enable services to be activated immediately when ordered by a subscriber, so that the service provider can immediately begin to collect revenue. Subscriber activity can then be monitored in real time, which allows the service provider to promote the consumption of more services through such means as targeted offers or increased credit limits. In addition, we enable a service provider to analyze and “mine” subscribers’ service usage data in real time, which can in turn be used to measure the success of marketing and targeting efforts and to identify new opportunities for subscriber revenue. Using our data analysis features, a service provider can quickly determine which offerings are not successful and easily make appropriate adjustments. For example, an unsuccessful pricing offer can quickly be terminated or “tuned” for better subscriber response. Finally, increased billing accuracy reduces the incidence of uncollected revenue and fraud.

Reduced Ongoing Total Cost of Operations.    Our product-centric solutions are designed to minimize the service provider’s software implementation and ongoing maintenance and subscriber servicing costs. We believe that our solutions provide Total Cost of Operations (“TCO”) advantages over competitive approaches, including custom solutions or product solutions which require significant ongoing customization to meet evolving customer requirements. The flexibility, functionality and extensibility of the Portal platform are designed to enable service providers to cost-effectively add new functionality, integrate with other legacy applications or scale their operations without custom programming or extensive systems integration.

Improved Customer Service.    We facilitate service providers to offer improved billing accuracy, enhanced customer service quality and responsiveness to their subscribers. Portal’s solutions are designed to permit service providers easily to tailor their offerings on a bundled or unbundled basis, substantially increasing customer choice without incurring significant additional costs. Up-to-the-minute account balances and status information can be made available to users on a 24x7 basis, either over the Internet or via customer service representatives. Potential customer account issues can be identified and resolved quickly, since there is no need to wait for regular billing cycles to expose these issues. Our real time capability enhances responsiveness to subscribers’ needs, which can help reduce subscriber “churn”, or turnover.

Platform Technology.    Our software architecture is designed to consist of a robust, open platform, upon which market-specific functionality is layered using documented open application program interfaces. This approach, designed from the start to use object-oriented programming techniques, enables new processes and services to be readily incorporated, thus allowing an evolving multi-service model to be built without the need to change the underlying software foundations. Similarly, changes can be made in the object-based platform without affecting the market-specific functions. We designed our billing platform to meet the critical functional requirements sought by service providers. These requirements include scalability and reliability, enterprise integration and interoperability, comprehensive functionality and ease of use, flexibility and improved time to market—all operating on a real-time basis. As a result of this robust platform, we have been able to begin offering our customers engineered solutions: a development approach that builds unique customer requirements directly into the product architecture to maintain the ongoing supportability and operations of their Portal billing solution.

Scalability and Reliability.    The Portal solution has been designed to scale from hundreds to millions of users through the incremental addition of servers. This capability allows a service provider to grow its business operating system infrastructure incrementally as its level of business grows without the need for architecture redesign or large-scale system replacements. For example, new servers can be added without taking the system offline, eliminating costly downtime. By running the Portal solution on multiple servers, a service provider can reduce exposure to various types of failures, including individual server failure, power failure and loss of physical facilities. Automatic load balancing features smooth out usage spikes and ensure high availability. Our object-to-relational data model is designed for high performance on-line transaction processing and high reliability.

Enterprise Integration and Interoperability.    The Portal platform has been designed with documented, open Application Program Interfaces (“APIs”) that allow Portal, its customers, partners and third-party software developers to integrate the platform with existing applications and services requiring minimal effort and programming overhead. This capability is designed to enable new services to be deployed quickly and efficiently while maintaining smooth interoperability with pre-established services. For example, a telecommunications carrier might use the Portal solution to add Internet-related services, which appear on a subscriber’s monthly telephone bill. Our solution runs on server operating systems from Hewlett-Packard, IBM, Microsoft and Sun Microsystems and utilizes database software from Microsoft and Oracle. The Portal solution also can be readily integrated with a variety of packaged software applications, such as help desk, accounting, taxation and payment systems.

Comprehensive Functionality and Ease of Use.    We have developed a broad suite of pre-defined, ready-to-use customer management and billing functions, including customer registration, business policies, pricing plans and payment methods. We also seek to provide upgrades and enhancements to our platform on a regular basis, with a strong emphasis on response to customer feedback. The Portal solution employs a simple, intuitive Windows-based user interface for efficient addition and deletion of services and functions, as well as a set of templates for Web-based capabilities such as subscriber registration, password changes and account balance inquiries. We address the entire customer management and billing life cycle, from account creation to monitoring and pricing to back-end management and reporting.

Flexibility and Improved Time to Market.    The Portal solution is designed to be a modular, extensible software platform. This flexibility allows each Portal customer to tailor its individual installation to meet the exact needs of a particular environment, set of services and group of subscribers. The service provider is thereby empowered to respond quickly to the rapidly changing needs of the next-generation telecommunications and information services marketplace. In addition, the Portal solution can generally be configured to a service provider’s needs relatively quickly, enabling its customers to improve their time to market with new products and services.

Portal Services

Portal Services offers a broad range of consulting, maintenance and education services designed to help its customers optimize their investment in Portal technology. From strategic planning, to implementation and knowledge transfer, to application management, support, and enhancements, we help our customers ensure that their investment in billing solutions are closely aligned with their business objectives.

Portal Consulting

We provide a broad range of assessment, intelligence, and process improvement recommendations to our customers. Our consultants identify performance gaps in the revenue chain and develop quantifiable action plans to uncover potential revenue opportunities. During the implementation phase, we leverage our experience, best practices, and engineered solutions to design an effective solution for each customer. Our consultants design customized solutions for our customers and test for quality and performance. We also offer post-implementation services to help customers grow and adapt their billing support systems to meet their business needs. We can also manage infrastructure, assist with functional execution, and enhance technical capabilities and performance.

Portal Maintenance

We believe that a high level of customer service and support is critical to the successful sale and usage of our products. We provide support to our customers through maintenance and support agreements. We generally provide our base level of customer support via an Internet-based customer management system and higher levels of support via telephone and on-site technical assistance. Support includes assistance with technical problems related to the use of our software and software maintenance and upgrade releases when-and-if made available during the applicable support term. We offer responsive analysis of a customer’s problem and practical advice for issue resolution, whether those issues arise in installation, staging, or production. In addition to issue management, we provide a conduit into product development for technical product escalations and requests and access to a knowledge database where customers can do searches for possible solutions to their issues. For those customers that have purchased maintenance, Portal offers timely access to new product versions and software updates. We provide customer technical support for our products primarily from our Cupertino, California headquarters and from our facilities in the United Kingdom and Hong Kong, China and increasingly from our operations based in Bangalore, India.

Portal Education

Portal Education consists of a series of courses offered to customers that address specific requirements across the entire product lifecycle—from deployment to implementation to operation and enhancement. We offer a broad and practical curriculum for each member of the product implementation and rollout team. We use role-based methods tailored to an individual’s job role—including system administration, architecture and design, and pricing implementation.

Pricing

We have structured the pricing of our products to accommodate our target customer segments, including large telecommunications companies, next-generation communications companies and e-services providers. We generally price our software products on a per subscriber basis for a perpetual term, with customary volume discounts. However, products are also licensed based on other units of usage, such as the number or amount of revenue, call detail reports or transactions processed using our products. Licenses may have a perpetual term or a fixed duration after which use of the software ceases or is renewed for a new term. Maintenance and support contracts are typically priced as a percentage of the associated license revenues. Professional services are provided on a time and materials basis or on a fixed price basis. Our initial sales of licenses and associated services, maintenance and support generally range from several hundred thousand dollars to several million dollars. We have offered some or all of these products and services in a “bundled” price, such that a separate price was not identified for the individual product and services components.

Sales and Marketing

Sales

Our sales strategy is to pursue targeted accounts primarily through a direct sales force. We target our sales efforts at telecommunications and information service providers ranging from emerging growth companies to the largest telecommunications companies.

As of March 1, 2004, we maintained direct sales personnel across the United States and internationally in Australia, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Poland, Singapore, South Korea, Spain, Taiwan and the United Kingdom. This direct sales force is organized into individual account teams, which include both account executives and solutions specialists. These direct sales teams operate in conjunction with professional services teams assigned to the accounts, as well as with applicable marketing, legal and finance personnel. We generate leads from contacts made through marketing partners, seminars and conferences, its Web site, trade shows, customers and its ongoing public relations program.

We complement our direct sales force with a series of partnerships and alliances with systems integrators such as Accenture, Cap Gemini Ernst & Young, BearingPoint and Deloitte Consulting, and platform, software and services providers, such as Cisco, Hewlett-Packard, IBM, Microsoft, Nokia, Oracle, SAP, Siebel, Sun Microsystems, and others. These partners provide a global extension of our direct sales force and are an additional source of leads and referrals.

We have derived, and anticipate continuing to derive, a significant portion of our revenues from customers that have significant relationships with our integrator and platform partners. Many of these partners also work with competing software companies and our success is affected by their willingness and ability to devote sufficient resources and efforts to marketing our products. Our agreements with these parties typically are in the form of non-exclusive agreements that may be terminated by either party without cause or penalty and with limited notice. In a very limited number of cases, the agreements permit the partner to resell our products or provide for the payment to the partner of a referral fee.

Marketing

Our marketing programs are focused on creating awareness of, and generating interest in, our products and services. We engage in a variety of marketing activities, including:

•	managing and maintaining our Web site;

•	conducting direct mailings and ongoing public relations campaigns;

•	conducting seminars;

•	participating in industry tradeshows; and

•	establishing and maintaining relationships with recognized industry analysts.

We are an active participant in technology-related conferences and demonstrate our products at trade shows targeted at communication and content service providers. We also focus on a range of joint marketing strategies and programs with our partners in order to leverage our existing strategic relationships and resources.

Customers

Our customers range from emerging small companies offering an innovative service to a small number of subscribers to large telecommunications carriers with millions of subscribers.

Affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 31%, 19% and 3% of total revenues during fiscal 2004, 2003, and 2002, respectively. No individual Vodafone affiliate or other customer accounted for more than 10% of revenues during fiscal 2004 or fiscal 2003. One individual customer, America Online, Inc., accounted for 20% of total revenues during fiscal 2002.

Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development. This process involves several functional groups at all levels within Portal and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully. In addition, we have recruited key engineers and software developers with experience in the enterprise, database and operating system software markets and have complemented these individuals by hiring senior management with experience in software used by providers of communication services.

In fiscal August 2002, we opened a new development center in Bangalore, India. This center is staffed partially by direct Portal employees as well as personnel provided through Ness Global Services, Inc. (formerly known as APAR Infotech Corporation) pursuant to an agreement with Portal. We significantly increased the number of personnel at the Bangalore center during fiscal 2004 and are expanding the scope of the operations conducted in India to include technical support and customer solutions services.

Our research and development expenses totaled approximately $30.2 million, $35.7 million, and $58.8 million for fiscal 2004, 2003 and 2002, respectively. As of February 29, 2004, we had approximately 100 employees engaged in research and development activities. This excludes approximately 280 contractors provided by Ness Global Services, Inc.

Competition

We compete in markets that are intensely competitive and rapidly changing. We compete on the basis of performance, functionality, flexibility, scalability, extensibility, ease of integration and price. We believe we compete favorably with respect to those factors. Additionally, the relative financial strength of Portal or a competitor is an important factor considered by many potential customers in their vendor selections. We face competition from providers of customer management and billing software, such as Amdocs Ltd., Convergys Corporation, CSG Systems International, Inc. and ADC Telecommunications Inc. We also compete with systems integrators and with internal information technology departments of larger communications providers. Most of our current principal competitors have significantly more personnel and greater financial, technical, marketing and other resources than Portal. Many of our competitors also have more diversified businesses, established reputations in particular market segments, larger customer bases and are not as dependent on customers in our target market. Intense competition has recently resulted in deep price discounting by our competitors that has resulted in a lengthening of our sales cycles, price reductions, decreased margins, and may threaten our ability to realize forecasted business. In spite of these factors, we have been successful to date in winning business from a number of customers in direct competition with each of these competitors.

Intellectual Property

We rely upon a combination of patent, copyright, trade secret and trademark law to protect our intellectual property. We currently have four issued U.S. patents relating to our technology that expire in 2017. While we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology, including our patented technology.

We generally enter into confidentiality or license agreements with our employees, consultants, customers and corporate partners and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology or to develop its products with the same functionality as our products. Policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. In addition, certain of our license agreements require us to place the source code for the Portal solution into escrow. Such agreements generally provide that these parties will have a limited, non-exclusive right to use this code if: (i) there is a bankruptcy proceeding by or against us; (ii) we cease to do business without a successor; or (iii) we discontinue providing maintenance and support.

Substantial litigation regarding intellectual property rights exists in the software industry. We expect that we may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Some of our competitors in the market for CM&B software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. We cannot be certain that any of these competitors will not make a claim of infringement against us with respect to our products and technology.

Our success and ability to compete are substantially dependent upon our internally developed technology. However, portions of Infranet incorporate software are developed and maintained by third-party software vendors, such as operating systems, tools and database vendors. We may have to rely on third-party software vendors and developers to a larger degree in future products. Although we believe we could find other sources for these products, any significant interruption in the supply of these products could adversely impact our sales unless and until we can secure another source.

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

We also make available free of charge through our Internet site (http://www.portal.com) our most recent annual reports, quarterly reports, current reports, proxy statements and certain other documents filed with the SEC. These documents are available as soon as reasonably practicable after we file them with the SEC. Copies of these filings will also be provided to the public at no cost upon a written request to the General Counsel of Portal Software, Inc.

Employees

As of February 29, 2004, we had 609 employees, 274 of whom were engaged in professional service, customer service and support, 146 of whom were in sales and marketing, 100 of whom were in engineering and 89 of whom were in finance, administration and operations. In addition, we had approximately 400 contractors as of February 29, 2004. Our future performance depends in significant part upon the continued service of our key engineering, sales and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business. Our future success also depends on our continuing ability to attract, assimilate and retain highly qualified technical, sales and managerial personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2.    PROPERTIES

We lease a four-story building for our headquarters in Cupertino, California consisting of approximately 142,700 square feet. Currently, we are occupying two floors of this building utilizing approximately 67,000 square feet and have listed the vacant space for sub-lease. We occupy these premises under a lease expiring in December 2010. We have leased approximately 40,000 square feet for our regional headquarters facilities in Slough, United Kingdom, under a lease expiring in 2022 of which 23,219 square feet are sub-leased to a third party through 2010. In addition to our principal office space in Cupertino, California, and the UK, we also lease facilities and offices domestically in California, North Carolina, Texas and Virginia and internationally in China, Hong Kong, Germany, and Japan. These leases are for terms expiring at various times through March 2021. We also own two buildings in Quickborn, Germany comprising approximately 20,526 square feet of space. We believe that the facilities we currently lease are sufficient to meet our needs through the next twelve months. We may lease additional space in other locations to support the evolution of our foreign operations.

Reductions in our workforce undertaken in fiscal 2002 and 2003 have substantially reduced our facilities requirements in several locations. As a result, we have sub-let several facilities and we continue to attempt to sub-let other facilities that we do not currently require, including one vacant 93,200 square foot building in Cupertino that is leased through 2010. In addition, we also plan to sublease vacant floors in our headquarters building. There is currently a large amount of vacant commercial real estate in the cities in which our buildings are located. Moreover, currently prevailing rental rates in many locations are substantially lower than those that we are obligated to pay under the leases. We have encountered and may continue to encounter significant difficulties or delays in subleasing such surplus space and may not be able to sublease it for rents equal to or greater than those which we are obligated to pay. To the extent that we are unable to sublease surplus space at an amount equal to our rent obligations for that space or to the extent sublessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we have planned or included within previously accrued restructuring charges. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and adversely affect our financial results for that period. Furthermore, inability to sublease such space may adversely affect our planned uses of cash and our capital resources (see Management’s Discussion and Analysis regarding Accrued Restructuring Expenses under Critical Accounting Policies and Note 4 of Notes to Consolidated Financial Statements.)

ITEM 3.    LEGAL PROCEEDINGS

On July 9, 2001, a purported class action complaint was filed in the Federal United States District Court for the Southern District of New York against Portal, certain of its officers and several underwriters of Portal’s initial public offering (“IPO”). The lawsuit alleges violations of Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, arising from alleged improprieties by the underwriters in connection with our 1999 IPO and follow-on public offering, and claims to be on behalf of all persons who purchased Portal Software shares from May 5, 1999 through December 6, 2000. Four additional nearly identical class actions were also filed in July and August 2001 based on essentially the same facts and allegations. Specifically, the complaints allege the underwriters charged certain of their customers fees in excess of those disclosed in the prospectus and engaged in certain allegedly improper activities in connection with the distribution of the IPO shares. The complaint was subsequently amended to allege similar claims with respect to our secondary public offering in September 1999.

The cases were consolidated into a single action, and a consolidated amended complaint was filed on April 19, 2002. These actions are part of the litigation known as the “IPO Securities Litigation,” which has been brought against over 300 issuers and nearly 50 underwriters alleging claims virtually identical to those alleged against us. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions has been denied. This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company.

Portal has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement proposal presented to all between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against Portal and its executive officers named in the suit, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the public offering cases, and for the assignment or surrender of control of certain claims Portal may have against its underwriters. Neither Portal nor its executive officers named in the suit will be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which Portal does not believe will occur. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The settlements will require MOU and related agreements and are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the court, which cannot be assured, after class members are given the opportunity to object to the settlement, or opt out of the settlement.

On November 13, 2003 Portal announced that its results for the quarter ended October 31, 2003 would be lower than previously estimated. On November 20, 2003 a purported class action complaint was filed in the United States District Court for the Northern District of California against Portal, and certain of its officers and directors. The lawsuit alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, arising from alleged misrepresentations and omissions of material facts, and claims to be on behalf of all persons who purchased Portal shares from May 20, 2003 through November 13, 2003. Several similar class actions have also been filed in the same court based on essentially the same facts and allegations. The actions seek damages in an unspecified amount. These cases were consolidated on February 4, 2004, and a lead plaintiff and lead plaintiff’s counsel were appointed on March 25, 2004. The lead plaintiff is scheduled to file a consolidated complaint on or before May 17, 2004.

On November 17, 2003, a stockholder derivative action was filed in the Superior Court of California, County of San Mateo against the members of the Board of Directors and certain officers of Portal alleging breach of fiduciary duty and other violations of state law. A second similar action was filed in the Superior Court of California, County of San Mateo on November 25, 2003. These complaints are generally based on the same facts and circumstances as the class actions, alleging that the defendants misrepresented Portal’s financial projections and that certain of the defendants violated state laws relating to insider trading. The actions seek damages in an unspecified amount, disgorgement of improper profits and attorney’s fees, among other forms of relief. In February 2004, both derivative actions were transferred to Santa Clara County Superior Court. Defendants have filed a motion to stay the second action in favor of the first filed action, as well as motions to dismiss both actions on the grounds that the plaintiffs lack standing to pursue their claims and that the complaints fail to state a claim.

Portal believes that the claims asserted by these lawsuits are without merit, and intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, Portal cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect Portal’s business, financial condition and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on January 28, 2004. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved with the votes cast on each matter indicated (there were no broker non-votes):

1.  The election of one Class I Director. Mr. Robert P. Wayman was the only nominee for election and the only director elected at the meeting. Mr. Wayman’s election was approved with 34,800,154 shares voting for and 780,000 shares voting against. The terms of office as director of each of the following directors continued after the meeting: John E. Little, George J. Goldsmith, J. David Martin, Richard A. Moran and Jennifer Taylor.

2.  The ratification of the appointment of Ernst & Young LLP as independent auditors for Portal for the fiscal year ending January 30, 2004 was approved with 35,427,059 shares voting for, 138,310 shares voting against and 14,785 shares abstaining.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Portal Software, Inc. common stock, par value $0.001, is traded on the Nasdaq National Market under the symbol “PRSF.” Portal’s common stock began publicly trading on May 6, 1999. The price per share reflected in the table below represents the range of high and low sale prices for Portal common stock as reported in the Nasdaq National Market for the quarters indicated. All prices have been adjusted for stock splits and combinations effected to date. The closing sale price of Portal’s common stock as reported in the Nasdaq National Market System on March 31, 2004 was $6.74. The number of stockholders of record of Portal’s common stock as of March 31, 2004 was 856. Portal effected a one-for-five reverse split of its common stock on September 26, 2003.

	High	Low
Fiscal 2003:
Quarter ended April 30, 2002	$11.85	$6.60
Quarter ended July 31, 2002	$7.55	$1.90
Quarter ended October 31, 2002	$2.20	$1.05
Quarter ended January 31, 2003	$6.70	$2.75

Fiscal 2004:
Quarter ended May 2, 2003	$7.65	$3.30
Quarter ended August 1, 2003	$16.95	$6.75
Quarter ended October 31, 2003	$18.40	$11.5
Quarter ended January 30, 2004	$16.49	$5.29

Dividend Policy

Portal has never paid cash dividends on its capital stock. Portal currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected consolidated financial data for Portal Software, Inc. (“Portal”) for the past five fiscal years. To better understand the data in the table, investors should also read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Portal and the Notes to Consolidated Financial Statements included elsewhere in this report. The basic and diluted net loss per share and the pro forma basic and diluted net loss per share computations exclude outstanding stock options, potential shares of common stock (options and common stock) subject to repurchase rights held by Portal, preferred stock and warrants, since their effect would be antidilutive. See Note 1 of Notes to Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. This table has been restated to reflect the impact of a two-for-one stock split, which became effective on January 20, 2000, and for a one-for-five reverse stock split, which became effective on September 26, 2003 (see Note 8.) The historical results are not necessarily indicative of results to be expected for any future period.

	Years Ended January 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
License fees (3)	$39,566	$44,481	$70,598	$180,334	$67,049
Services (3)	87,187	76,609	84,192	87,973	36,000

Total revenues (3)	$126,753	$121,090	$154,790	$268,307	$103,049

Loss from operations (1) (3)	$(38,719)	$(72,460)	$(394,900)	$(11,224)	$(15,700)
Net loss (1) (2) (3)	$(40,191)	$(72,212)	$(395,500)	$(2,307)	$(7,620)
Basic and diluted net loss per share (3)	$(1.05)	$(2.05)	$(11.50)	$(0.07)	$(0.31)
Shares used in computing basic and diluted net loss per share	38,163	35,278	34,398	31,973	24,963

	January 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$43,020	$21,502	$36,318	$69,323	$43,887
Short-term investments	39,884	30,641	75,463	141,275	152,090
Working capital (3)	53,969	20,920	59,808	181,355	178,717
Restricted long-term investments	13,164	13,412	15,414	3,466	5,856
Total assets	158,155	123,734	213,206	630,054	265,529
Long-term obligations, net of current portion	20,355	28,486	27,441	7,652	1,525
Stockholders’ equity (3)	72,531	35,819	101,935	486,389	208,370

(1)	Includes restructuring costs of $36.5 million and $71.0 million, and reductions in intangibles due to impairment of $0.5 million and $199.2 million for fiscal 2003 and 2002, respectively.
(2)	Includes write-down of impaired investments of $4.0 million in fiscal 2002.
(3)	Our fourth quarter and fiscal 2004 revenues exclude $0.7 million that we originally reported as revenues in our earnings release and conference call dated February 24, 2004. This revenue was associated with a customer who was, subsequent to the Company’s earning’s release, unwilling to consent in writing that the Company has fully met all of the customer’s expectations under the agreement as of January 30, 2004. The Company believes it has met and is in substantial compliance with all contractual requirements. Although the cash associated with this revenue has been received by the Company and the Company believes the customer has no right to a refund, the Company has decided to defer such revenue to reflect the disagreement with the customer.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements relating to future revenue and product sales, gross margins, product development, operating expenses and the sufficiency of financial resources to support our future operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve inherent risks and uncertainties, including those discussed below and under the heading “Risks Associated with Our Business and Future Operating Results” that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

Business

Portal develops, markets, provisions, and supports customer management and billing (“CM&B”) solutions for telecommunications and information service providers. Our convergent platform enables service providers to deliver voice, data, video and content services with multiple networks, payment models, pricing plans and value chains.

Portal believes that the growth and rapid change in the telecommunications and information service provider market provide a unique opportunity for Portal’s solutions which provide real-time, flexible and scalable solutions for these markets. To fully realize this opportunity, Portal must expand its penetration in this market enabling us to grow our revenues and to achieve profitability and positive cash flow.

While Portal currently provides solutions for some of the leading global telecommunications and information service providers, we face competitors with substantially more financial resources than Portal. As such, we must demonstrate to our customers our ability to successfully compete with larger solution providers and that we are able to provide an equal or greater ability to support our products today and in the future and our ability to continue to enhance our products to support this rapidly changing market into the future.

Financial

Beginning with fiscal 1997, substantially all of our revenues have come from the license of one product line, Infranet, and from related services. Revenues consist of Infranet licenses, professional services and maintenance fees. License revenues are comprised of perpetual or multi-year license fees, which are primarily derived from contracts with telecommunications and information service providers. Professional services consist of a broad range of implementation services, training, business consulting and operational support services. These services are provided throughout the customer lifecycle. We believe that future revenues will be generated primarily from the following sources:

•	services for the deployment of licenses and follow-on solutions related to our customers’ end-to-end billing needs;

•	license fees from new customers; for new products or new Infranet modules to existing customers; and growth in the subscriber base of existing customers, which will lead to increased revenue from subscriber-based licenses; and

•	annual maintenance fees for the support of existing deployments and rights to access when-and-if available upgrade enhancements to our platform.

We have established a series of relationships with systems integrators and hardware platform, software and service providers. We have derived, and anticipate that we will continue to derive, a substantial portion of our revenues from customers that have significant relationships with our integration and platform partners.

As a result of continuing consolidation in the telecommunications and information delivery industries and the reduction in capital available for emerging companies, we expect to derive an increasing portion of our total revenues from large telecommunications and information service providers. The company continues to focus on increasing the number of arrangements where license and services fees are combined and payments are scheduled over an extended period as services are provided. To date, the company has not entered into a significant number of these arrangements. One of the impacts of this change in license structuring could be that license revenue would be recognized ratably as payments from customers become due or as services are completed rather than being recorded as revenue upon delivery. The portion of our total revenues that is derived from international operations has increased in recent years. As a result, we will face greater exposure to the risks associated with international operations. We believe that in the future a larger portion of our services revenues will be based on fixed price contracts and that our future contracts will contain a larger component of engineering services. This could result in a higher portion of revenue being recognized under the proportional performance method or increase the risk of delays in achieving contractual milestones. In addition, our margins and overall profitability on fixed price contracts is more difficult to estimate than on time and materials contracts. For a description of factors that may affect our future results see “Risks Associated with Our Business and Future Operating Results.”

We have adopted a 4-4-5 week fiscal accounting year commencing with our 2004 fiscal year. Each quarter will consist of 13 weeks ending on a Friday. Our 2004 fiscal year began on February 1, 2003, the day following the last day of our 2003 fiscal year, and ended on January 30, 2004. Accordingly, all references as of and for the period ended January 31, 2004 reflect amounts as of and for the period ended January 30, 2004. The year ended January 30, 2004 was comprised of 364 days while the year ended January 31, 2003 was comprised of 365 days.

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

Revenue Recognition

Portal recognizes revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements are very complex and are affected by interpretations of the rules and industry practices, both of which are subject to change. Portal follows specific and detailed guidelines in measuring revenue; however, certain judgments and current interpretations of rules and guidelines affect the application of its revenue recognition policy. Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. One of the critical judgments we make is our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue. In cases where collectibility is not deemed probable, revenue is recognized upon receipt of cash, assuming all other criteria have been met. We are also required to exercise judgment in determining whether the fixed and determinable fee criteria have been met by evaluating the risk of our granting a concession to our customers, particularly when payments terms are beyond our normal credit period of 30 to 60 days. For multiple element arrangements that include software products, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value, which is generally the price charged when that element is sold separately. We are required to exercise judgment in determining whether VSOE exists for each undelivered element and to determine whether and when each element has been delivered. We believe that we have sufficient consistency of pricing for each undelivered element and we periodically perform analyses to support our assertion that VSOE has been maintained. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

For fixed price contracts on consulting services we recognize revenue on a proportional performance basis as determined by the relationship of contract costs incurred to date and the estimated total contract costs, subject to meeting agreed upon milestones. Estimated total contract costs are regularly reviewed during the life of the contract. The recognition of services revenue based on a proportional performance basis involves an estimation process and is subject to risks and uncertainties inherent in projecting future events. A number of internal and external factors can affect our estimates, including the nature of the services being performed, the complexity of the customer’s information technology environment and the utilization and efficiency of our professional services employees. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established through a charge to general and administrative expenses. This allowance is for estimated losses resulting from our customers’ inability to make required payments. It is a significant estimate and is regularly evaluated for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. The use of different estimates or assumptions could produce different allowance balances. Our customer base is highly concentrated in the telecommunications and information service provider industries. Several of the leading companies in these industries have experienced financial difficulty. If collection is not probable at the time the transaction is consummated, we do not recognize revenue until cash is collected. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Long-Lived Assets

We evaluate the carrying value of long-lived assets and intangible assets, whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When impairment indicators are identified, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. The cash flow calculations are based on management’s best estimates, using appropriate assumptions and projections at the time.

Accrued Restructuring Expenses

During the fiscal years ended January 31, 2003 and 2002, we implemented restructuring plans that were a combination of reductions in workforce, consolidations of facilities and the write-off of assets. The restructuring charges were based on actual and estimated costs incurred in connection with these restructuring plans. These estimates have been impacted by the rules governing the termination of employees, especially those in foreign countries. We have accrued restructuring charges for lease commitments, net of estimated projected sublease income, for the various facilities included as part of the restructuring. The assumptions we have made are based on the current market conditions in the various areas we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates, the rental prices charged for comparable properties and the general economic condition of the areas in which our facilities are located. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued restructuring charges for the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

Additionally, we recorded certain asset write-offs relating to our restructuring efforts during the fiscal years ended January 31, 2003 and 2002, including:

Leasehold improvements:    As a result of the abandonment of various leased facilities, Portal wrote-off the net book values of the related leasehold improvements. Portal continued to record depreciation expense, included in operating expenses, for the leasehold improvements until it no longer occupied the facilities or portions of the facilities. Upon vacating these facilities, Portal wrote-off the net book value of these leasehold improvements as they were not deemed recoverable due to unfavorable sub-leasing market conditions.

Furniture and fixtures:    As a result of abandoning facilities, Portal decided to also abandon furniture and fixtures in the vacated facilities or portion of the facilities. Upon vacating the facilities and abandoning the furniture and fixtures, Portal wrote off the net book value of the abandoned assets.

Internally used software:    As a result of the reductions in force, Portal assessed its need for the number of licenses for software currently in use. Based on current and projected future needs, Portal determined that the number of licenses purchased exceeds the actual number needed. Accordingly, Portal abandoned the unused licenses and wrote-off the related portion of the license fees associated with these purchased software packages.

Laptop computers used by exiting employees:    Portal wrote-off the book value of its laptop computers used by exiting employees that either it did not expect to be returned by the severed employees or it expected to scrap or sell. Portal made a decision to sell the computers returned by exiting employees, as it believed that by the time it begins to experience personnel growth, the computers would be obsolete. Portal recorded the charge for the computer write-offs net of expected proceeds received from the sale of computers. As this cost is related to employees who were terminated as part of the restructuring plans, we included the charge as part of the restructuring expense.

Income Taxes

We allocate our income/losses among our parent and international subsidiaries based on a methodology that we believe is in accordance with Organization for Economic Cooperation and Development (“OECD”) guidance. The allocation of income/losses is inherently subjective. If we were to change our allocation methodology, or if the authorities in a specific tax jurisdiction successfully disagreed with our methodology, it could cause a material increase or decrease to our provision for income taxes in a particular period.

We currently have $145 million of deferred tax assets, mostly arising from net operating losses, tax credits, accruals and timing differences offset by a full valuation allowance. We believe there is sufficient uncertainty regarding the realization of deferred tax assets to require a valuation allowance. These factors include consideration of past operating losses, the competitive nature of our market and the unpredictability of future operating results. Therefore, we continue to provide a valuation allowance on our deferred tax assets as of

January 31, 2004. We will continue to assess our ability to realize tax benefits available to us based on actual and forecasted operating results.

Results of Operations

The following table sets forth, for the periods indicated, each item from our consolidated statements of operations, the relative percentage that those amounts represent to consolidated revenues (unless otherwise indicated) and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest thousand.

	Year Ended January 31,			Percent of Revenues Year Ended January 31,			Percent Increase (Decrease)
	2004	2003	2002	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(in thousands)
Revenues:
License fees	39,566	44,481	70,598	31%	37%	46%	(11)%	(37)%
Services	87,187	76,609	84,192	69	63	54	14	(9)

Total Revenues	126,753	121,090	154,790	100	100	100	5	(22)

Costs and expenses:
Cost of license fees	185	324	1,349	—	—	1	(43)	(76)
Cost of services	56,625	44,505	61,182	45	38	40	27	(27)
Amortization and impairment of purchased developed technology	2,660	4,596	5,265	2	4	3	(42)	(13)
Research and development	30,243	35,704	58,780	24	29	38	(15)	(39)
Sales and marketing	45,600	51,900	81,309	36	43	53	(12)	(36)
General and administrative	15,472	15,747	38,508	12	13	25	(2)	(59)
Stock compensation charges	14,687	2,272	1,992	12	2	1	546	14
Amortization of goodwill	—	—	31,127	—	—	20	—	(100)
Reduction in intangibles due to impairment	—	486	199,158	—	—	128	(100)	(100)
Restructuring costs	—	36,546	71,020	—	30	46	(100)	(49)
Impairment of long-lived assets	—	1,470	—	—	1	—	(100)	—

Total costs and expenses	165,472	193,550	549,690	131	160	355	(15)	(65)

Loss from operations	(38,719)	(72,460)	(394,900)	(31)	(60)	(255)	(47)	(82)
Interest and other income, net	2,024	3,009	8,120	2	2	5	(33)	(63)
Write-down of impaired investments	—	—	(4,000)	—	—	(3)	—	(100)

Loss before income taxes	(36,695)	(69,451)	(390,780)	(29)	(58)	(253)	(47)	(82)

Provision for income taxes	(3,496)	(2,761)	(4,720)	(3)	(2)	(3)	27	(42)

Net loss	(40,191)	(72,212)	(395,500)	(32)	(60)	(256)	(44)	(82)

The increase in revenues in fiscal 2004 was a result of an increased demand for our services, primarily consulting services, offset by a decrease in our license revenues. License fees revenues decreased in fiscal 2004 from fiscal 2003 primarily due to a decline in the volume of orders and average order size. The decline in the average order size in fiscal 2004 has been driven by a change in our customer base, which has shifted from internet based companies to wireless operators and content providers. Sales arrangements with wireless operators and content providers have resulted in smaller initial sales of licenses and a larger amount of service fees.

Services revenues increased in fiscal 2004 primarily due to increased demand for our consulting services from wireless operators and content providers. Wireless customers have purchased smaller licenses initially for internal purposes and then have entered into consulting engagements spanning multiple quarters prior to making a decision to purchase additional licenses to be used in a production environment based on a specific number of subscribers. This has led to an increase in the overall volume of consulting services performed and a decrease in license revenues in fiscal 2004.

Our fourth quarter and fiscal 2004 revenues exclude $0.7 million that we originally reported as revenues in our earnings release and conference call dated February 24, 2004. This revenue was associated with a customer who was, subsequent to the Company’s earning’s release, unwilling to consent in writing that the Company has fully met all of the customer’s expectations under the agreement as of January 30, 2004. The Company believes it has met and is in substantial compliance with all contractual requirements. Although the cash associated with this revenue has been received by the Company and the Company believes the customer has no right to a refund, the Company has decided to defer such revenue to reflect the disagreement with the customer.

Total revenues decreased in fiscal 2003 from fiscal 2002 primarily due to a decrease in license fees. License fee revenues decreased in absolute amounts and as a percentage of total revenues in fiscal 2003 and 2002 primarily in the U.S. as a result of the collapse of existing Internet companies and the dramatic drop off in the formation of new communications and Internet companies that might have used our product. In addition, there was a continued general economic slowdown, and in particular, reduced capital spending by communications service providers, which all contributed to the decrease in our revenues from fiscal 2003 to fiscal 2002.

Service revenues decreased in fiscal 2003 from fiscal 2002 due to a decline in maintenance renewals as a result of customer terminations and the collapse of our Internet customer base that had not fully been replaced by new customer contracts, along with a reduction in consulting services revenue as result of fewer new customer implementations.

Affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 31%, 19% and 3% of total revenues during fiscal 2004, 2003, and 2002, respectively. No individual Vodafone affiliate or other customer accounted for more than 10% of revenues during fiscal 2004 or fiscal 2003. One individual customer, America Online, Inc., accounted for 20% of total revenues during fiscal 2002.

The following table shows our revenues by region:

	Year Ended January 31, 2004	% Change 2004 to 2003	Year Ended January 31, 2003	% Change 2003 to 2002	Year Ended January 31, 2002
	(in millions, except percentages)
Geographical Revenues:
North America	$28.6	(24)%	$37.6	(54)%	$81.7
Percentage of total revenues	23%		31%		53%
International
Europe	71.7	12%	64.1	33%	48.3
Percentage of total revenues	57%		53%		31%
Intercontinental	26.5	37%	19.4	(22)%	24.8
Percentage of total revenues	21%		16%		16%

Total international	98.2	18%	83.5	14%	73.1
Percentage of total revenues	77%		69%		47%

Total revenues	$126.8	5%	$121.1	(22)%	$154.8

North American revenues, which are defined as revenue from the United States and Canada, decreased in fiscal 2004 from fiscal 2003 and decreased in fiscal 2003 from fiscal 2002 primarily due to the shift from Internet based customers to customers in the wireless industry. North American wireless carriers largely outsource their billing applications to billing providers, and have not allocated significant funds to internal billing projects due to ongoing consolidations within the industry. In addition, we experienced a decline in both volume of orders and our average order size in North America in fiscal 2004 when compared to fiscal 2003. Revenues for EMEA, defined as Europe, Middle East and Africa increased in fiscal 2004 from fiscal 2003 and in fiscal 2003 from fiscal 2002, primarily as a result of our success in obtaining new business with wireless and content service providers in this region. Intercontinental revenues, which are defined by us as Asia-Pacific, Japan and Latin America (including Mexico) increased in fiscal 2004 from fiscal 2003 primarily as a result of obtaining new business with a wireless provider in Japan, and with wireless and cable providers in Latin America. Intercontinental revenue decreased in fiscal 2003 from fiscal 2002 due primarily to a continued deferral of capital expenditures by telecommunications companies as well as a general economic slowdown in that region.

Cost of License Fees

Cost of license fees consists of resellers’ commission payments to systems integrators and third-party royalty obligations with respect to third-party technology included in Portal Infranet. In fiscal 2004 compared to fiscal 2003, these costs decreased due to a reduction in reseller commission payments. The decrease in the cost of license fees from fiscal 2003 to 2002 is primarily due to the decreases in license revenue discussed above.

Cost of Services

Cost of services primarily consists of consulting, maintenance, and training expenses. Cost of services increased in fiscal 2004 from fiscal 2003 due to increases in headcount and increased subcontractor expense for fiscal 2004. This was largely due to the increase in our consulting revenue, which required additional headcount. Cost of services decreased in fiscal 2003 from fiscal 2002 primarily due to a reduction in our services workforce resulting from the geographic realignment of consulting and support resources. Gross margin for services was approximately 35%, 42% and 27% in fiscal 2004, 2003 and 2002, respectively. Service gross margins are generally negatively impacted during periods of growth in service providers, such as in fiscal 2004, due to the costs of recruiting and initial training of new employees and a temporary proportionately higher level of use of higher cost sub-contractors. The increase in the gross margin for fiscal 2003 from fiscal 2002 was primarily the result of the efficiencies achieved through reductions in our consulting workforce. We expect margins to improve over the next year as we staff our consulting workforce and decrease the level of use of higher cost subcontractors.

Amortization and Impairment of Purchased Developed Technology

In fiscal year 2000, we purchased third-party software for which certain functionality was integrated into our product. Due to our restructuring plan in July 2002, we re-assessed our need for this software and we decided against further integration due to the reductions in workforce. As a result we incurred a charge of $1.4 million for the write-off of the amortized balance of technology originally capitalized in connection with the purchase, in the quarter ended October 31, 2002, that has been included in this category in the Consolidated Statements of Operations.

In fiscal 2001, we recorded an asset of $17.9 million for purchased developed technology as a result of acquiring Solution42 and BayGate. Purchased developed technology was being amortized, on a straight-line basis, over the estimated useful lives of the respective assets of three to four years. (See Note 3 of Notes to Consolidated Financial Statements.) The value was determined by using the income approach which estimates the present value of future cash flows from developed technology based on management and industry assumptions and market data. During fiscal 2002, we recorded charges of $2.5 million and $2.2 million to reflect the impairment of purchased developed technology related to our investment in BayGate and Solution42, respectively (see Reduction in Intangibles Due to Impairment below.) As of January 31, 2002, purchased developed technology related to our investment in BayGate was fully expensed due to a combination of impairment charges and amortization during fiscal 2002.

Amortization and impairment of purchased developed technology was $2.7 million and $4.6 million in fiscal 2004 and fiscal 2003, respectively. Future amortization expense of the remaining purchased developed technology related to our investment in Solution42 is estimated to be $2.0 million in fiscal 2005.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs for our development and certain technical support efforts. Research and development expenses were $30.2 million, $35.7 million and $58.8 million for fiscal 2004, 2003 and 2002, respectively. The decrease in fiscal 2004 from fiscal 2003 is primarily due to a shift of our engineering workforce from higher cost U.S. locations to our lower costs operations in Bangalore, India. In addition facility costs decreased as a result of our restructuring programs initiated in fiscal 2002 and 2003. The decrease in fiscal 2003 from fiscal 2002 was primarily due to a reduction in our workforce as a result of our restructuring programs. We expect to continue to increase our Bangalore-based personnel. We have not capitalized any development costs to date.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel and related costs for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new and maintenance of existing, strategic partnerships. Sales and marketing expenses were $45.6 million, $51.9 million and $81.3 million in fiscal 2004, 2003 and 2002, respectively. The decrease in sales and marketing expenses in fiscal 2004 from fiscal 2003 and fiscal 2002 is primarily due to a decrease in the number of sales and marketing personnel and a reduction in facilities costs as a result of our restructuring plans initiated in fiscal 2002 and 2003.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal and human resources, as well as information system and facilities expenses not allocated to other departments. General and administrative expenses were $15.5 million, $15.7 million, and $38.5 million in fiscal 2004, 2003 and 2002, respectively. General and administrative expenses decreased in fiscal 2004 due to decreases in headcount related costs of $1.6 million, decreased expenses of $0.8 million for consultants who assisted in various general and administrative related functions, decreased travel and other miscellaneous expenses of $1.1 million, offset by increases in legal and audit fees of $2.3 million and a reduction in credits recorded to bad debt expense of $0.9 million. General and administrative expenses decreased in fiscal 2003 from fiscal 2002 primarily as a result of a reduction in bad debt expense of $12.1 million. This included a reversal of $1.1 million of accruals no longer considered necessary in fiscal 2003. Additionally, general and administrative expenses declined due to reductions in personnel, facilities costs and depreciation expenses resulting from the restructuring plans initiated in fiscal 2002 and 2003.

Our policy has been to maintain accounts receivable allowances based on specifically identified credit concerns and on our historical experience of delinquencies. During 2002, we determined that a protracted business deterioration in a class of our customers was impacting their ability to make payments when due. Accordingly, we determined that an increase in our allowance for doubtful accounts was required. In fiscal 2003, as a result of better than anticipated collections and more stringent credit policies, no additions to bad debt expense were required and the allowance for doubtful accounts was decreased for the write off of uncollectible amounts. During 2004, the allowance was decreased due to the write-off of uncollectible amounts.

Stock Compensation Charges

In fiscal 2003, the Compensation Committee of the Board of Directors approved a plan to reprice stock options for continuing employees (excluding the Chief Executive Officer and members of the Board of Directors). Under this repricing plan, approximately 4,154,999 outstanding options with an exercise price greater than $3.45 per share (the closing market price on the date of repricing) were repriced to an exercise price of $3.45 per share. These repriced options became subject to variable accounting resulting in a stock compensation charge of $14.7 million and $2.0 million in fiscal 2004 and fiscal 2003, respectively. (See Note 8 of Notes to Consolidated Financial Statements.)

We recorded deferred stock compensation of approximately $16.8 million in fiscal 1999 in connection with stock options and restricted stock issued in and prior to 1999. We recorded deferred stock compensation of $0.2 million in fiscal 2001 in connection with the acquisition of BayGate. The deferred stock compensation reflects the difference between the exercise prices of options granted to acquire certain shares of common stock and the deemed fair value for financial reporting purposes of our common stock on their respective grant dates. We amortized deferred compensation expense of approximately $0.3 million and $2.0 million during fiscal years 2003 and 2002, respectively. This compensation expense relates to options awarded to individuals in all operating expense categories. There was no deferred compensation remaining at January 31, 2004 and January 31, 2003.

The following table shows the amounts of stock compensation charges that would have been recorded under the following expense categories if it had not been separately stated on the Consolidated Statements of Operations (in thousands):

	Years Ended January 31,
	2004	2003	2002
Cost of services	$3,192	$475	$312
Research and development	5,408	826	683
Sales and marketing	4,102	636	561
General and administrative	1,985	335	436

	$14,687	$2,272	$1,992

Amortization of Goodwill

Goodwill related to the acquisition of Solution42 accounted for approximately 35% and 45% of total assets and stockholders’ equity, respectively, as of January 31, 2001. In fiscal 2002, amortization expense of goodwill was $31.1 million. During fiscal 2002, we recorded impairment charges to goodwill totaling $194.5 million (see Reduction in Intangibles Due to Impairment below) and further reduced goodwill by $3.5 million due to the reversal of excess accrued direct acquisition costs. There was no goodwill balance as of January 31, 2004 or 2003.

Reduction in Intangibles Due to Impairment

Long-lived assets and intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. On at least an annual basis, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management’s best estimates, using assumptions and projections it deemed appropriate at the time.

During the quarter ended October 31, 2002, we recorded a charge of $2.9 million in impairment of assets related to computer equipment and software that we abandoned. Of the total impairment charge, $1.4 million was related to third-party software for which some of the functionality was previously integrated into our product. Due to the reductions in the workforce, Portal re-assessed its need for this third-party software and abandoned it when the related resources to integrate and maintain the software were eliminated. The impairment of this software is included in Amortization and Impairment of Purchased Developed Technology in the Consolidated Statements of Operations. The remaining $1.5 million in impairment of assets is included in Impairment of Long-lived Assets in the Consolidated Statements of Operations.

During the fiscal year ended January 31, 2002, we identified indicators of possible impairment of the intangible assets arising from our acquisitions. These indicators included deterioration in the business climate and prospects and intentions for these subsidiaries, implying that the downturn may be for a long period of time.

As related to our acquisition of Solution42, the indicators of impairment included the other than temporary decline in market values of technology companies in general and Portal specifically. Our stock price experienced a steady decline over the course of several quarters, with a slight rebound at the end of the first quarter of fiscal 2002. The slight rebound in stock prices appeared to indicate a temporary decline in market values, but the stock continued on a downward trend in the second quarter of fiscal 2002. Had Solution42 been an independent company, we concluded that its valuation would have declined in a similar manner to ours based on the similarity of products, target markets and declining revenue. Additionally, in the second quarter of fiscal 2002 the forecasted revenue for Solution42 products deteriorated significantly from the forecasts made at the time of the acquisition. In connection with our restructuring plans (see Restructuring Costs below and Note 4 of Notes to Consolidated Financial Statements), we planned to reduce our headcount overseas which included many Solution42 employees and cancelled research and development activities related to the Solution42 product, both of which were a result of an other than temporary deterioration in business climate and a drastic reduction in forecasted revenue opportunities.

We measured the impairment loss related to intangible assets based on the amount by which the carrying amount of such assets exceeded its fair value. In 2002, our total reduction in intangibles, including goodwill and identified intangible assets, due to impairment was $199.2 million. This consisted of several charges, including charges related to Solution42 and BayGate. For Solution 42, measurement of fair value was based on an analysis of the future discounted cash flows at the Solution42 level. The analysis indicated that our long-lived assets for Solution42 were impaired by an amount totaling $193.4 million. Accordingly, we recorded an impairment write- down of this amount during the second quarter of fiscal 2002. During the fourth quarter of fiscal 2002, we identified additional indicators of impairment of our remaining Solution42 intangible assets. As a result, we recorded charges of $1.1 million and $2.2 million to reflect the full impairment of goodwill and purchased developed technology, respectively, related to our investment. Due to the lack of revenues generated from BayGate products together with the October 2001 reduction of workforce associated with BayGate’s product, we cancelled the further planned development of BayGate-related products. Based on these key factors, we recorded a charge of $2.5 million during fiscal 2002, to reflect the impairment of purchased developed technology related to our investment in BayGate.

In the fourth quarter of 2003, we issued 136,362 additional shares valued at $0.5 million to the former Solution42 stockholders under the terms of the original purchase agreement. The value of these shares was deemed impaired in the same quarter they were issued, resulting in an additional impairment charge during the quarter of $0.5 million.

Restructuring Costs

In July 2002, our Board of Directors approved and we began implementation of a plan to change our operations and cost structure to more fully align our structure with market conditions and our increased focus on satisfying the needs of diversified business strategy telecommunications service providers. The plan included a reduction in workforce of approximately 250 employees, facilities reductions and asset write-offs. We recorded restructuring charges of $6.1 million and $30.4 million for the quarters ended July 31, 2002 and October 31, 2002, respectively. The restructuring charges included approximately $6.2 million of severance-related amounts, $17.1 million of committed excess facility lease payments net of estimated sublease income, $11.7 million in asset write-offs and $1.5 million for other costs. Additionally, we had integrated certain functionality of third-party software into our product. Due to the reduced labor resources associated with the restructuring, we abandoned and wrote-off the software.

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

As of January 31, 2004, the remaining restructuring accruals were $28.0 million of which $26.1 million represents committed excess facilities, net of anticipated sublease income, $0.1 million for severance-related costs and $1.7 million for other restructuring-related costs. During fiscal 2004, the Company recorded reclassification adjustments to previously recorded restructuring estimates totaling $0.8 million, primarily due to sublease income and final severance settlement costs in certain European countries exceeding our original estimates. As of January 31, 2003, the remaining restructuring accruals were $40.3 million, of which $36.6 million represented committed excess facilities, net of anticipated sublease income, $1.9 million for severance-related costs and $1.8 million for other restructuring-related costs. As of January 31, 2002, the remaining restructuring reserves were $35.0 million, of which $30.0 million represented committed excess facilities, net of estimated sublease income, $2.0 million severance-related costs, $2.4 million for asset write-offs and $0.6 million for other restructuring-related costs (see Note 4 of Notes to Consolidated Financial Statements.) Severance payments are expected to be paid through the first quarter of fiscal 2005 and payments for the excess facilities are expected to occur through 2013.

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

Interest and Other Income

Interest and other income, net includes foreign currency exchange gain, interest and dividend income from cash, cash equivalents and investments offset by interest expense paid on capital leases and notes payable. Interest and other income, net was $2.0 million, $3.0 million and $8.1 million in fiscal 2004, 2003 and 2002, respectively. Interest income was $0.8 million, $2.7 million and $8.3 million, respectively. The decrease in interest income during fiscal 2004 was due to declining interest rates. The decrease in interest income during fiscal 2003 was due to declining interest rates and a declining investment balance. Net foreign currency exchange gain was $1.7 million, $0.4 million, and $0.2 million for fiscal 2004, 2003 and 2002, respectively. The gain in foreign currency exchange increased in fiscal 2004 due to a decline in the U.S. dollar during the period.

Write-down of Impaired Investments

In fiscal 2002, we held non-marketable securities of three private companies, each with a cost basis of $2.0 million. During fiscal 2002, two of the three companies demonstrated cash burn rates significantly in excess of their respective working capital levels and their anticipated access to funding. Further, both companies were in loss positions and, despite efforts to reduce their respective spending levels, continued to record losses due to slow growing revenues. Considering the downturn in the economy, we believed that it would be difficult for the companies to obtain additional financing. Consequently, we believed that these were sufficient indicators that these non-marketable investments experienced other than temporary declines in value. As we did not foresee these investments generating any value or cash in the foreseeable future, and as such did not foresee the investments returning to the valuation levels at the time of Portal’s initial investment, we deemed the decline in value to be other than temporary and consequently wrote-off the $4.0 million of cost in fiscal 2002.

Provision for Income Taxes

The income tax provision was $3.5 million, $2.8 million and $4.7 million for fiscal 2004, 2003 and 2002, respectively. The income tax provision for each of these fiscal years primarily relates to foreign withholding taxes on revenue. Withholding taxes, when applicable, attach to gross income regardless of overall profitability. We recorded net losses of $39.5 million, $72.2 million, and $395.5 million for fiscal 2004, 2003 and 2002, respectively. These worldwide losses were allocated among Portal and it’s subsidiaries in accordance with our transfer pricing policies which we believe are in accordance with OECD guidance. However, this guidance is inherently subjective and in some jurisdictions income taxes have been paid or accrued.

We believe there is sufficient uncertainty regarding the realization of our deferred tax assets to require a valuation allowance. These factors include consideration of past operating results, the competitive nature of our market and the unpredictability of future operating results. Therefore, we continue to reserve our deferred tax assets as of January 31, 2004. We will continue to assess our ability to realize tax benefits available to us based on actual and forecasted operating results.

Liquidity and Capital Resources

We have generated net losses from operations during the past several years. Our operations have largely been funded by our sale of common stock. In 2004, we raised $56.0 million through the sale of common stock in a registered offering. The proceeds of this stock offering were partially used to fund our operating losses incurred in 2004 and fund our restructuring efforts. We may continue to generate operating losses in the future which may require us to raise additional capital. We believe we have adequate funds to meet our operating needs for the next twelve months.

Cash, cash equivalents and investments (including restricted investments of $15.7 million and $15.0 million as of January 31, 2004 and January 31, 2003, respectively) totaled $98.6 million at January 31, 2004, compared to a balance of $67.2 million at January 31, 2003.

We used cash totaling $24.7 million in operations during the year ended January 31, 2004, a decrease of $32.9 million from the $57.6 million used in the year ended January 31, 2003. Net cash used in operations during fiscal 2004 was primarily comprised of an increase in accounts receivable of $7.3 million, a decrease in other accrued liabilities of $7.9 million, and an increase in deferred revenue of $4.9 million. In fiscal 2004, adjustments made for non-cash expenses, including depreciation, amortization, stock compensation charges, and amortization of purchased intangibles amounted to $25.1 million. In fiscal 2003, adjustments made for non-cash expenses, including depreciation, amortization, stock compensation charges, amortization of purchased intangibles and goodwill, reduction in intangibles due to impairment, non-cash restructuring costs, and write-down of impaired investments amounted to $32.2 million.

The increase in accounts receivable for fiscal 2004 was primarily due to the growth in revenues for fiscal 2004 compared to fiscal 2003. The decrease in other accrued liabilities was primarily due to lease payments for facilities included in accrued restructuring costs. The increase in deferred revenue was due to growth in initial maintenance contracts and increases in deferred consulting as more customers have entered into agreements with larger consulting components.

Net cash used in investing activities was $16.0 million for the year ended January 31, 2004, a decrease of $55.5 million from the $39.5 million provided by investing activities in the year ended January 31, 2003. Net cash used in investing activities for fiscal years 2004 and 2003 primarily reflected net purchase activity in short and long term investments. During the year ended January 31, 2004, we purchased computer equipment and software, made leasehold improvements and purchased other capital equipment amounting to approximately $5.4 million, primarily to support our ongoing operations and information systems. Historically, we have also used debt and leases to partially finance our operations and capital purchases. No capital leases were entered into during fiscal 2004.

The $63.1 million of cash provided by financing activities for fiscal 2004 primarily related to the issuance of common stock in a registered offering completed in September 2003. The transaction involved the sale of 4,528,302 shares of common stock at $13.25 per share. Portal received proceeds of $56.0 million net of $4.2 million in placement agent fees and other offering costs. The remainder of the cash provided by financing activities for fiscal 2004 was primarily due to the issuance of common stock related to our stock incentive plans, partially offset by the repayment of notes payable.

The total future cash outlay for the restructuring plans enacted in fiscal 2003 and 2002 is currently estimated to be approximately $28.0 million, which includes severance-related costs as well as lease liabilities related to the consolidation of facilities and is expected to be funded by available cash. Lease payments for impacted facilities, net of expected sublease income, are expected to be $26.1 million and will be paid out through 2013.

In the normal course of business, we enter into leases for facilities in both domestic and international locations. These leases are for terms expiring from September 2004 through March 2021. In connection with our facility leases, we issued letters of credit in lieu of a security deposit for the facilities (see Note 7 of Notes to Consolidated Financial Statements.) Due to the restructuring activities that occurred during fiscal 2003 and 2002, several facilities were vacated or are underutilized. Some of these facilities have been subleased. We are also attempting to sublease additional surplus facilities comprising approximately 170,000 square feet.

The following table summarizes our contractual obligations, including related interest charges, as of January 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Of the $82.3 million in non-cancelable operating leases, net of sublease income, $26.1 million has been included in accrued restructuring expenses as of January 31, 2004. (In thousands.)

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term notes payable	$2,243	$96	$192	$192	$1,763
Non-cancelable operating leases, net of sublease income	82,301	11,019	20,533	20,562	30,187

	$84,544	$11,115	$20,725	$20,754	$31,950

The following table summarizes our other commitments as of January 31, 2004 and the effect such commitments could have on our liquidity and cash flows in future periods if the letters of credit or the guarantees were drawn upon. Restricted investments represent the collateral for these commitments. (In thousands.)

	Total	Less than 1 year	1-5 years	Over 5 years
Letters of credit	$10,235	$57	$—	$10,178
Guarantees	3,653	2,124	871	658

	$13,888	$2,181	$871	$10,836

Our capital requirements depend on numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors. Our planned expense levels for each of the fiscal quarters of fiscal 2005 exceed the revenues we generated in the fourth quarter of fiscal 2004. As a result, we will need to generate increased revenues from licenses of our products and sale of our services to achieve and maintain operating profitability. We believe that our current cash balances and cash generated from operations will be sufficient to fund our operations for at least the next 12 months. However, we may seek financing at any time that we determine market conditions are favorable. Additional funding, if needed, may cause dilution to our stockholders or the incurrence of debt and such funding may not be available on terms acceptable to us, or at all.

RISKS ASSOCIATED WITH OUR BUSINESS AND FUTURE OPERATING RESULTS

Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in our securities may experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the significant price fluctuations of our common stock and the various cautionary statements and risks set forth in this report. If one or more of these risks materializes, it is likely that the price of our common stock would be significantly affected and an investment in our Company significantly or wholly impaired.

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

Our revenues may continue to be adversely affected as a result of economic and political conditions affecting our target markets

We primarily market our products and services to providers of telecommunications and information services. During the past few years, the telecommunications industry has experienced a difficult economic environment. The substantial number of business failures and the decline in the market value of “dot-com” and other technology companies in the past few years has made it more difficult for emerging communication and electronic content companies to obtain financing for their operations. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Many communications and content companies have significantly reduced their expenditures and have reduced or deferred their purchases of software and related products and the introduction of many new communication services has been delayed or cancelled. Cancellations of existing or planned services also adversely impact our potential professional service, maintenance and support revenues. Reductions in spending by these companies have resulted in intense competition for their available spending and increased price competition and reductions for products and professional services. Any general decrease by our customers and potential customers in their rate of software and network investments results in a significant decrease in our revenues and operating income. These trends in technology and software spending dramatically impacted our business in fiscal 2002, 2003 and 2004 and will continue to adversely affect our business until conditions improve. In addition, even after business conditions improve, our customers and potential customers may continue to demand price discounts and other benefits.

In addition, political instability in various geographic areas has resulted in companies reducing spending for technology projects generally and the delay or reconsideration of potential purchases of our products and related services. The war on terrorism and in Iraq and the potential for war or other hostilities in various parts of the world continues to contribute to a climate of economic and political uncertainty and low consumer confidence that has adversely affected and may continue to adversely affect our revenue growth and results of operations.

We expect to incur additional losses and cannot be certain that we will be profitable or generate positive cash flow

In order to be profitable or generate positive cash flow, we must significantly increase our revenues or further reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues to attain profitability in any future period. Moreover, we have already significantly reduced our expenses through a series of restructurings and there may be a limit to our ability to further reduce expenses without significantly damaging our operational capabilities. We incurred net losses of approximately $40.2 million, $72.2 million, and $395.5 million for fiscal years 2004, 2003 and 2002, respectively.

The decrease in capital expenditures by telecommunications companies as well as the general economic slowdown has adversely affected our revenues and will make it difficult to increase revenues until spending in our target markets increases. We also expect that we will face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we have experienced and may continue to experience price competition that would lower our gross margins and reduce our ability to become profitable. The company continues to focus on increasing the number of arrangements where license and services fees are combined and payments are scheduled over an extended period as services are provided. To date, the company has not entered into a significant number of these arrangements. One of the impacts of this change in license structuring would be that license revenue would be recognized ratably over the term of the license arrangement or as payments from customers become due, or as services or our solutions are accepted rather than being recorded as revenue upon delivery of the license. Such a change may significantly delay the timing of our revenue recognition and could decrease our revenues in the short term. An increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins than our license revenues, could increase gross margin dollars and may decrease our gross margin percentage. In addition, our planned expense levels for each of the fiscal quarters of fiscal 2005 exceed the revenues we generated in the fourth quarter of fiscal 2004. We cannot be certain that we will achieve operating or net profitability on a quarterly or annual basis. Additionally, failure to achieve a positive cash flow will continue to result in reductions in our existing cash resources.

Our quarterly revenue is generated from a limited number of customers and our customer base is concentrated; the loss of one or more of our customers or prospective customers could cause our business to suffer

A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 31% of revenue recognized during fiscal 2004. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. For example, in the third quarter of 2003, a number of anticipated contracts did not occur within the quarter, which adversely affected our financial results for that period. Our total revenues could also be adversely affected if revenues from a significant customer in one period are not replaced with revenues from that customer or other customers in subsequent periods. The telecommunication and information service provider industries we have targeted are consolidating, which could reduce the number of potential customers available to us. Moreover, many of our customers may have purchased sufficient quantities of our products to satisfy their current or anticipated requirements. A few of our large telecommunications customers own or have an interest in companies in numerous countries and to varying degrees may control or influence the buying decisions of those affiliated companies. In the event one customer decides not to purchase our products, the decision may adversely affect our ability to market our products and services to that company’s affiliates, which may be existing or potential customers of ours. Because there are a limited number of customers and competition for them is intense, these customers have substantial bargaining power to negotiate terms and conditions favorable to the customer. Any of the foregoing could cause our business to suffer in the future.

It is difficult to predict the timing of individual orders and revenues because our solution has complex, long and variable sales cycles and implementation periods

The sales cycle for our solution varies greatly, generally ranging between 3 to 18 months. Sales cycles have recently lengthened as the competitive environment has become more intense, the financial position of our potential customers has weakened and price discounting has further delayed customer decision processes. Our sales cycles are also typically longer with larger customers such as national and international telecommunications companies. Along with systems integrators and our other distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our solution. Customers increasingly require vendors to perform proof of concept projects and performance benchmarks as a part of the sales cycles. These tests can further lengthen sales cycles and increase our sales costs. The long sales and implementation cycles for our solution make it more difficult to predict our future financial results and may cause license revenues and operating results to vary significantly from period to period.

Even after purchase, our customers tend to deploy our solution slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy our solution. The length of time to implement and deploy systems involving our solution may have an impact on the timing and amount of revenues ultimately received from customers, particularly if payments are tied to implementation or production milestones. For example, in the third quarter of fiscal year 2004, failure to obtain acceptance of certain milestones during the quarter reduced the amount of revenue recognizable during the quarter. As a result, the revenues derived from a sale may not be recognized immediately and could be spread over an extended period. As a result, an increase in the period of time over which revenue is recognized may cause a decline in the amount of revenues in the short term.

Our inability to sublease or reduce surplus office space would increase our use of cash and operating expenses and adversely effect operating results and our financial condition

We must periodically acquire and dispose of our office facilities in various locations as the number of existing and projected employee’s changes for those locations or as existing leases expire. Securing and building out facilities takes significant lead-time. Historically, because of the need to satisfy projected future expansion, the amount of space we leased was generally more than the amount required at the time. Our significant office leases have terms of between 5 and 20 years. As a result, we frequently attempt to sublease the portions of leased facilities that we have leased but do not currently need. In addition, our reductions in our workforce undertaken over the past two years have substantially reduced our facilities requirements in several locations. As a result, we are attempting to sublease the facilities that we have previously leased but do not currently need or to negotiate reductions in our rent obligations relating to those facilities or cancellations of the applicable leases. We have leased approximately 235,000 square feet for our headquarters facilities in Cupertino, California through 2010. The amounts leased significantly exceed our current requirements and we intend to sublease a majority of the facilities for a substantial portion, if not the entire balance, of the lease term. There is currently a large amount of vacant commercial real estate in the San Francisco Bay Area and in other locations where we have facilities. Moreover, currently prevailing rental rates in many locations, including the San Francisco Bay Area, are significantly lower than those that we are obligated to pay under the leases. We may therefore continue to encounter significant difficulties or delays in subleasing our surplus space and will likely not be able to sublease it for rents equal to those that we are obligated to pay. In connection with our restructuring plan adopted in fiscal 2003, we have vacated additional facilities in the United States and in other locations.

To the extent that we are unable to renegotiate the terms or cancel the applicable leases or to sublease this and other surplus space at an amount equal to or greater than our rent obligations for that space or to the extent sublessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we initially anticipated or included within accrued restructuring charges. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and significantly adversely affect our financial results for that period. Cancellation of leases will likely result in use of significant amounts of cash and additional restructuring charges. Furthermore, inability to sublease such space may adversely affect our planned uses of cash and our capital resources. Moreover, we have reduced the amount of the facilities restructuring charges we accrued by the estimated amount of sublease income. The assumptions we have made were based on the then current market conditions, as of each reporting period, in the various areas where we have vacant space. These market conditions can fluctuate greatly, thus causing our accrual to be inaccurate. If, in future periods, it is determined that we have over-accrued for restructuring charges related to the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our financial statements in the period this was determined. Conversely, if it is determined that our accrual is insufficient, an additional charge would have a significant unfavorable impact on our financial statements in the period this was determined.

Our quarterly operating results may fluctuate in future periods and we may fail to meet expectations

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. Factors that could cause quarterly fluctuations include:

•	variations in demand for our products and services, including decreases caused by reductions in technology spending within our target markets;

•	the timing, execution, and revenue recognition of individual contracts, particularly large contracts that would materially affect our operating results in a given quarter;

•	large contracts with extensive consulting services or product commitments may contain contract terms and conditions or require the use of contract accounting for revenue recognition purposes that have the effect of extending the period of time over which revenue is recognized;

•	our ability to develop and attain market acceptance of enhancements to the Portal solution and new products and services;

•	market acceptance of new communications services that our products are intended to support;

•	delays in introducing new products and services;

•	delays in the completion, delivery or acceptance of milestones and deliverables;

•	new product introductions by our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	announcements of new versions of our products that cause customers to postpone purchases of our current products;

•	the mix of products and services sold;

•	our ability to sublease our excess real estate or renegotiate our leases;

•	the mix of sales channels through which our products and services are sold;

•	the mix of domestic and international sales;

•	costs related to acquisitions of technologies or businesses;

•	the timing of releases of new versions of third-party software and hardware products that work with our products;

•	our ability to attract, integrate, train, retain and motivate a substantial number of sales and marketing, research and development, technical support and other management personnel with the needed competencies;

•	the variability of future stock-based compensation charges or credits as a result of our stock option repricing during fiscal year 2003;

•	global economic conditions generally, as well as those specific to providers of communications and content services; and

•	fluctuations in foreign currency exchange rates.

We have difficulty predicting the volume and timing of orders for new license transactions. In any given quarter, our sales have involved, and we expect will continue to involve, large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even a small number of licenses of the Portal solution would reduce our revenues, which would adversely affect our quarterly financial performance. Also, we have often booked a large amount of our sales in the last month of the quarter and often in the last week of that month. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall substantially short of anticipated levels. Furthermore, delays in the closing of license transactions may result in a consequential delay or loss of services revenues relating to the projects for which the software would be licensed.

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

If the market for our products does not improve, we may be forced to incur additional restructuring charges

During the fiscal year ended January 31, 2002 and the quarters ended July 31, 2002 and October 31, 2002 we incurred charges of $71.0 million, $6.1 million and $30.7 million, respectively, in connection with restructuring plans implemented to reduce our cost structure. These restructuring plans were implemented in response to the continued global deferral of capital expenditures by telecommunications companies, as well as the general downturn in the economy. If the poor market environment for telecommunications and content service providers continues and capital expenditures continue to be deferred or our business otherwise continues to suffer, we may implement additional restructuring plans to further reduce our cost structure and incur additional restructuring charges. These restructuring plans may not achieve or only partially achieve the desired benefits. Any additional restructuring charges could have a material adverse effect on our financial results.

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

Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Intense competition has recently been exemplified by deep price discounting by our competitors that has resulted in a lengthening of our sales cycles, and price reductions and may threaten our ability to close forecasted business. Additionally, our financial strength or that of a competitor is a significant factor considered by many potential customers in their vendor selections. Because many of our competitors have greater financial resources than we do, this can adversely affect our selection by potential customers. Increased competition can result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would harm our business.

Our failure to develop and market products and services that compete successfully with those of other suppliers in the market would harm our business. We anticipate that the market for our products and services will remain intensely competitive.

Rapid changes in demand for our services can increase our costs and adversely affect our margins and profitability

Services contracts can require that we rapidly provide qualified consulting personnel in particular locations. In addition, such personnel may be required to have particular language speaking abilities and technical skills. Recruitment and training of qualified personnel can take significant time and expense. To meet rapidly changing requirements for personnel, we may need to relocate personnel from one geographic area to another which can result in increased costs. In some cases, we may choose to satisfy resource requirements by retaining subcontractors where the cost may exceed the cost of using our employees. In addition, we may experience declines in the rates we are able to charge customers in certain locations due to local market conditions and competitive factors. All these factors may increase the costs of performing services and reduce margins for services. Failure to provide adequate consulting services to our customers could result in loss of revenue, damaged customer relationships or financial penalties. As a result, if we experience difficulties in managing the size, location and availability of our services workforce, our revenues, profitability and business will suffer.

Fixed price services engagements can impact our profitability if we fail to complete them within the estimated budget

We perform some of our professional services engagements on a fixed price basis. If the project requires more labor or products than was estimated by us in determining the fixed price agreed to with the customer, our margins and profitability could be adversely affected. In addition, failure to complete services as required or to obtain written acceptance of completed milestones may result in deferral of revenue until such completion or acceptance occurs and may cause revenues to be recognized in periods other than as initially expected or forecast.

Our operating plans rely on our ability to successfully increase the size and scope of our operations in India and a failure to manage that process and organization could adversely affect our operations

In fiscal 2003 we opened an engineering center in Bangalore, India. In fiscal 2004 we significantly increased the size of this organization and expanded its scope. The expansion of this organization is an important component of our strategy to address the business needs of our customers, increase our revenues and achieve profitability. A portion of the personnel in this organization are our employees but a substantial majority of the personnel is provided through an independent contractor. The success of this operation will depend on our ability and our independent contractor’s ability to attract, train, assimilate and retain sufficient highly qualified personnel in the required periods. A disruption of our relationship with the independent contractor would adversely impact the effectiveness of the India organization and could adversely affect our operations and financial results. Failure to effectively manage and integrate these operations will harm our business and financial results.

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

Our significant international operations make us much more susceptible to risks from international operations

For fiscal 2004 and 2003, we derived approximately 77% and 69% of our revenue, respectively, from sales outside North America. In addition, in fiscal 2003 we opened an engineering center in Bangalore, India. As a result, we face risks from doing business internationally, including, among others:

•	reduced protection for intellectual property rights in some countries;

•	licenses, tariffs and other trade barriers;

•	fluctuations in the value of local currencies relative to the U.S. dollar and greater difficulties in collecting accounts receivable;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	political and economic instability;

•	seasonal reductions in business activity;

•	terrorism, war or the potential for hostilities;

•	potentially adverse tax consequences;

•	compliance with a wide variety of complex foreign laws and treaties

•	other circumstances, such as epidemics (for example, SARS) or natural disasters affecting the applicable area or that have a dampening effect on international business or travel; and

•	variance and unexpected changes in local laws and regulations.

We currently have offices in a number of foreign locations including Australia, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Poland, Singapore, Spain, South Korea, Taiwan and the United Kingdom and may establish additional facilities in other parts of the world. Expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in other countries will produce desired levels of revenue.

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

To the extent that we are unable to successfully manage our international business or if any of the foregoing risks should occur, our business could be adversely affected.

Our historical and current revenues and earnings could be adversely affected as a result of future changes in the rules and interpretations of those rules by the SEC and other accounting authorities as well as political responses to the rules promulgation process

Over the past several years, the American Institute of Certified Public Accountants has issued Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” In addition, in December 2003, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition” which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not specifically addressed by existing rules. These standards address software revenue recognition matters from a conceptual level and include implementation guidance. The issuance of new interpretations could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices, including the terms of our agreements with our customers, which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations. We believe that our revenue has been recognized in compliance with SOP 97-2, SOP 98-9 and SAB 104.

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

Our business will suffer dramatically if we fail to successfully plan and manage changes in the size of our operations

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We have experienced rapid changes in our number of employees in recent years. On February 29, 2004, we had 609 employees compared to 580 on February 28, 2003 and 808 on March 15, 2002. In calendar 2004, we plan to significantly increase the number of employees and contractors in our India operations. These changes and reorganizations and realignment of personnel have placed, and our anticipated future operations will continue to place, a significant strain on our management resources and our ability to train and allocate sufficient personnel resources to achieve our many objectives. Failure to effectively manage the size, location and availability of our services workforce, could adversely affect our services revenues, profitability or customer relationships. We expect that we will need to continue to evolve our financial, personnel, and managerial controls and reporting systems and procedures and will need to continue to recruit, train and manage our worldwide work force. This is particularly true as we continue to analyze and improve our internal controls in order to ensure we are in compliance with SEC Rule 404 regarding certification and attestation of our internal controls over financial reporting. We may need to increase our finance staff and improve our systems in order to ensure we are in compliance with this new requirement. We expect that we will have to change our facilities in certain locations and we may face difficulties and significant expenses identifying and moving into suitable office space and subleasing or assigning any surplus space.

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

Our future success depends on our ability to attract and retain qualified personnel

We will continue to hire sales, support, marketing and administrative personnel as needed. In addition, we plan to continue to increase the number of research and development personnel we employ or contract with in India. We may not be able to attract, assimilate or retain highly qualified personnel in the future. In particular, our financial success and our ability to increase revenues in the future depend considerably upon the productivity of our direct sales force that has historically generated a majority of our license revenues. This productivity will depend to a large degree on our success in recruiting, training and retaining qualified direct salespeople. Our business will be harmed if we fail to hire or retain qualified personnel, or if newly hired employees, particularly salespeople, fail to develop the necessary sales skills or develop these skills more slowly than we anticipate. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel in general.

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

We also use systems integrators and other strategic relationships to implement and sell the portal solution

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

Failure to successfully or timely implement solutions could adversely effect our financial results and prospects

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

Our business will suffer if our software contains significant errors or our product development implementation is delayed

We face possible claims and higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the “mission critical” nature of the Portal solution, undetected errors are of particular concern. Complex software, such as ours, always contains undetected errors. The implementation of the Portal solution, which we accomplish through our services division and with our partners, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. Moreover, some contracts subject us to financial penalties if we are unable to correct errors within the required time. If our software contains significant undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner we could experience:

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

The Portal solution is designed to work on a variety of hardware and software platforms used by our customers. However, the Portal solution may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments, accounting and other systems that our customers use. We must constantly modify and improve our products to keep pace with changes made to these platforms and to back-office applications and other systems as well as respond to meet the changing requirements of our customers. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may harm our business. If we fail to modify or improve our products in response to evolving industry standards, our products could become obsolete, which would harm our business.

If we fail to release products on time or deliver solutions on time, our business will suffer

In the past we have failed to release certain new products and upgrades on time and an increasing number of customers are requesting us to provide custom solutions to them to enhance the capability of the Portal products. These delays may result in:

•	customer dissatisfaction;

•	cancellation of orders and license agreements;

•	monetary penalties for delays in delivery;

•	negative publicity;

•	loss of revenues;

•	slower market acceptance; or

•	legal action by customers against us.

In addition, any inability to perform our services in a timely and satisfactory manner would likely have similar effects. Our business may be harmed if we are unable to develop and release our products and/or solutions or perform our services in a timely manner.

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

We incorporate software licensed from third parties into the portal solution and any significant interruption in the availability of these third-party software products or defects in these products could harm our business

Portions of the Portal solution incorporate software developed and maintained by third-party software vendors. We may incorporate additional software from third-party vendors and developers in our future products. Any significant interruption in the availability of these third-party software products or defects in these products or future products could harm our sales unless and until we can secure another source. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated. The absence of, or any significant delay in the replacement of that functionality, could result in delayed or lost sales and increased costs and could harm our business.

We are currently a party to securities litigation class action lawsuits and stockholder derivative lawsuits which, if determined adversely, could negatively affect our business and results of operations

We are currently a party to a number of securities litigation class action lawsuits and stockholder derivative lawsuits that are described below in “Part I, Item 3. Legal Proceedings”. These legal proceedings will be expensive to conduct, and if determined adversely to us, could result in our payment of significant damages, which would harm our business and financial condition.

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

The price of our common stock has been and will continue to be volatile

The trading price of our common stock has fluctuated significantly in the past and will continue to fluctuate in the future. For example, the price of our common stock from our initial public offering in May 1999 through March 31, 2004 has fluctuated between $419.65 and $1.05 per share. Future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

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

Financial difficulties of companies we have invested in could adversely affect our financial results

We have made investments in several companies and may make investments in others in the future. If at any time our investment in a company were deemed impaired, we may be required to reduce the book value of that investment, which would in turn reduce our earnings in that period. Such investments could be deemed impaired, for example, if the financial condition of those companies deteriorates. We have reduced the value of some of these investments previously. Because the financial condition of these companies is outside our control, we cannot predict if, or when, we would be required to reduce the value of such investments. As of January 31, 2004, we had approximately $1.5 million (total investment of $2.0 million net of a $0.5 million write down) invested in other companies.

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

	Maturing within 1 Year	Maturing within 2 Years	Thereafter	Total
As of January 31, 2004
Cash Equivalents	$18,521	$—	$—	$18,521
Weighted Average Yield	0.98%	—%	—%	0.98%
Investments	25,788	14,096	—	39,884
Weighted Average Yield	1.19%	1.87%	—%	1.43%

Total Portfolio	$44,309	$14,096	$—	$58,405

Weighted Average Yield	1.10%	1.87%	—%	1.29%

Impact of Foreign Currency Rate Changes

During fiscal 2004, most local currencies of our international subsidiaries strengthened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact on our results. For the fiscal year ended January 31, 2004, we recorded $1.7 million in foreign exchange gains as a result of remeasuring intercompany transactions from local currencies to U.S dollar. To date, we have not engaged in foreign currency hedging.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.    Index to Consolidated Financial Statements

The following financial statements are filed as part of this report:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Portal Software, Inc.

We have audited the accompanying consolidated balance sheets of Portal Software, Inc. as of January 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Portal Software, Inc. at January 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2002, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

San Jose, California

February 24, 2004

PORTAL SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	January 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$43,020	$21,502
Short-term investments	39,884	30,641
Accounts receivable, net of allowance for doubtful accounts of $1,857 and $2,458 at January 31, 2004 and 2003, respectively	29,749	22,467
Restricted short-term investments	2,556	1,609
Prepaid expenses and other current assets	4,029	4,026

Total current assets	119,238	80,245
Property and equipment, net	20,848	22,798
Purchased developed technology, net	1,995	4,655
Restricted long-term investments	13,164	13,412
Other assets	2,910	2,624

	$158,155	$123,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,390	$4,699
Accrued employee benefits	8,829	8,821
Current portion accrued restructuring costs	9,193	13,418
Other accrued liabilities	9,210	6,017
Taxes payable	3,660	2,412
Current portion of notes payable and capital lease obligations	96	107
Deferred revenue	28,891	23,955

Total current liabilities	65,269	59,429
Long-term notes payable	1,564	1,583
Long-term accrued restructuring costs	18,791	26,903
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series: 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized at January 31, 2004 42,038 and 35,661 shares issued and outstanding at January 31, 2004 and January 31, 2003 respectively	42	36
Additional paid-in capital	618,966	541,136
Accumulated other comprehensive income (loss)	(647)	294
Notes receivable from stockholders	(61)	(69)
Accumulated deficit	(545,769)	(505,578)

Stockholders’ equity	72,531	35,819

	$158,155	$123,734

See accompanying notes.

PORTAL SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended January 31,
	2004	2003	2002
Revenues:
License fees	$39,566	$44,481	$70,598
Services	87,187	76,609	84,192

Total revenues	126,753	121,090	154,790

Costs and expenses:
Cost of license fees	185	324	1,349
Cost of services	56,625	44,505	61,182
Amortization and impairment of purchased developed technology	2,660	4,596	5,265
Research and development	30,243	35,704	58,780
Sales and marketing	45,600	51,900	81,309
General and administrative	15,472	15,747	38,508
Stock compensation charges (1)	14,687	2,272	1,992
Amortization of goodwill	—	—	31,127
Reduction in intangibles due to impairment	—	486	199,158
Restructuring costs	—	36,546	71,020
Impairment of long-lived assets	—	1,470	—

Total costs and expenses	165,472	193,550	549,690

Loss from operations	(38,719)	(72,460)	(394,900)
Interest and other income, net	2,024	3,009	8,120
Write-down of impaired investments	—	—	(4,000)

Loss before income taxes	(36,695)	(69,451)	(390,780)
Provision for income taxes	(3,496)	(2,761)	(4,720)

Net loss	$(40,191)	$(72,212)	$(395,500)

Basic and diluted net loss per share	$(1.05)	$(2.05)	$(11.50)

Shares used in computing basic and diluted net loss per share	38,163	35,278	34,398

(1) Stock compensation charges relate to the following expense categories:

Cost of services	$3,192	$475	$312
Research and development	5,408	826	683
Sales and marketing	4,102	636	561
General and administrative	1,985	335	436

Total	$14,687	$2,272	$1,992

See accompanying notes.

PORTAL SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2001	34,268,889	$34	$526,869	$132	$(127)	$(2,653)	$(37,866)	$486,389
Components of comprehensive loss:
Net unrealized loss on investments (net of tax)	—	—	—	(183)	—	—	—	(183)
Translation adjustment and other (net of tax)	—	—	—	(658)	—	—	—	(658)
Net loss	—	—	—	—	—	—	(395,500)	(395,500)

Comprehensive loss								(396,341)

Issuance of common stock upon exercise of stock options, net of repurchases	242,521	—	2,281	—	—	—	—	2,281
Issuance of common stock pursuant to Employee Stock Purchase Plan	478,149	1	7,352	—	—	—	—	7,353
Amortization of deferred stock compensation	—	—	—	—	—	1,992	—	1,992
Payments on shareholder notes receivable	—	—	—	—	48	—	—	48
Stock options assumed upon acquisition of BayGate	—	—	289	—	—	(134)	—	155
Reduction of deferred stock compensation related to terminations	—	—	(402)	—	—	460	—	58

Balances at January 31, 2002	34,989,559	35	536,389	(709)	(79)	(335)	(433,366)	101,935
Components of comprehensive loss:
Net unrealized loss on investments (net of tax)	—	—	—	(574)	—	—	—	(574)
Translation adjustment and other (net of tax)	—	—	—	1,577	—	—	—	1,577
Net loss	—	—	—	—	—	—	(72,212)	(72,212)

Comprehensive loss								(71,209)

Issuance of common stock upon exercise of stock options, net of repurchases	144,056	—	381	—	—	—	—	381
Issuance of common stock pursuant to Employee Stock Purchase Plan	390,548	1	1,903	—	—	—	—	1,904
Compensation charge related to employee stock options	—	—	1,977	—	—	—	—	1,977
Amortization of deferred stock compensation	—	—	—	—	—	295	—	295
Payments on shareholder notes receivable	—	—	—	—	10	—	—	10
Issuance of common stock related to acquisition of Solution42	136,362	—	486	—	—	—	—	486
Reduction of deferred stock compensation related to terminations	—	—	—	—	—	40	—	40

Balances at January 31, 2003	35,660,525	36	541,136	294	(69)	—	(505,578)	35,819
Components of comprehensive loss:
Net unrealized loss on investments (net of tax)	—	—	—	(37)	—	—	—	(37)
Translation adjustment and other (net of tax)	—	—	—	(904)	—	—	—	(904)
Net loss	—	—	—	—	—	—	(39,452)	(40,191)

Comprehensive loss								(41,132)

Issuance of common stock upon exercise of stock options, net of repurchases	1,535,690	1	5,693	—	—	—	—	5,694
Issuance of common stock pursuant to Employee Stock Purchase Plan	313,199	—	1,468	—	—	—	—	1,468
Compensation charge related to employee stock options	—	—	14,687	—	—	—	—	14,687
Write off of stockholders notes receivable	—	—	—	—	2	—	—	2
Payments on stockholder notes receivable	—	—	—	—	6	—	—	6
Issuance of common stock related to registered offering	4,528,302	5	55,982	—	—	—	—	55,987

Balances at January 31, 2004	42,037,716	$42	$618,966	$(647)	$(61)	$—	$(545,769)	$72,531

See accompanying notes.

PORTAL SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended January 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net loss	$(40,191)	$(72,212)	$(395,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,765	9,295	17,966
Stock compensation charges	14,687	2,272	1,992
Amortization of purchased intangibles and goodwill	2,660	3,202	35,377
Reduction in intangibles due to impairment	—	1,880	199,158
Restructuring costs	—	14,071	13,421
Impairment of long-lived assets	—	1,470	—
Write-down of impaired investments	—	—	4,000
Changes in operating assets and liabilities:
Accounts receivable, net	(7,282)	(144)	60,902
Prepaid expenses and other current assets	242	514	3,463
Other assets	(286)	1,400	785
Accounts payable	691	620	(5,917)
Accrued employee benefits	8	(3,315)	(12,271)
Other accrued liabilities and taxes payable	(7,896)	(3,131)	22,579
Deferred revenue	4,936	(13,511)	(29,470)

Net cash (used in) operating activities	(24,666)	(57,589)	(83,515)

INVESTING ACTIVITIES:
Purchases of short-term investments	(136,071)	(181,997)	(184,089)
Sales of short-term investments	73,448	168,627	97,699
Maturity of short-term investments	49,790	56,972	149,978
Purchases of restricted long-term investments	—	(1,289)	(6,992)
Sales and maturity of restricted long-term investments	2,233	3,784	3,000
Purchases of property and equipment	(5,439)	(6,591)	(12,634)
Proceeds from sale of private equity investments	—	—	1,112
Business acquisitions	—	—	(2,103)

Net cash provided by (used in) investing activities	(16,039)	39,506	45,971

FINANCING ACTIVITIES:
Payments received and write offs of stockholder notes receivable	8	10	48
Repayment of notes payable	(19)	(18)	(2,391)
Principal payments under capital lease obligations	(11)	(587)	(2,093)
Proceeds from issuance of common stock, net of repurchases	63,149	2,285	9,634

Net cash from financing activities	63,127	1,690	5,198

Effect of exchange rate on cash and cash equivalents	(904)	1,577	(659)

Net increase (decrease) in cash and cash equivalents	21,518	(14,816)	(33,005)
Cash and cash equivalents at beginning of year	21,502	36,318	69,323

Cash and cash equivalents at end of year	$43,020	$21,502	$36,318

Supplemental disclosures of cash flow information:
Interest paid	$34	$149	$172

Income taxes paid	$2,299	$2,356	$1,865

Supplemental disclosures of non-cash financing activity:
Issuance of common stock for acquisition of Solution42	$—	$486	$—

Stock options assumed upon acquisition of BayGate	$—	$—	$289

See accompanying notes.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Significant Accounting Policies:

Nature of Business and Basis of Presentation

Portal Software, Inc., or Portal, develops, markets, and supports customer management and billing software products and services for telecommunications and information service providers. Portal’s convergent platform enables service providers to deliver voice, data, video and content services with multiple networks, payment models, pricing plans and value chains. Portal markets its products worldwide through a combination of a direct sales force and distribution partners. Substantially all of Portal’s license revenues are derived from sales of its Infranet product line.

Fiscal year

We have adopted a 52/53 week fiscal accounting year commencing with our 2004 fiscal year. Each quarter will consist of 13 weeks ending on a Friday. Our 2004 fiscal year began on February 1, 2003, the day following the last day of our 2003 fiscal year, and ended on January 30, 2004. Accordingly, all references as of and for the period ended January 31, 2004 reflect amounts as of and for the period ended January 30, 2004. The year ended January 30, 2004 was comprised of 364 days while the year ended January 31, 2003 was comprised of 365 days.

Principles of Consolidation

The consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

Portal considers the functional currency of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date and revenue, costs and expenses are translated at average rates of exchange in effect during the year. Translation gains and losses are reported within accumulated other comprehensive loss. For the fiscal year ended January 31, 2004, we recorded $1.7 million in net foreign exchange gains as a result of remeasuring intercompany transactions from local currencies to the U.S dollar. Net foreign exchange gains resulting from foreign exchange transactions were immaterial in fiscal 2002 and 2003.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but are not limited to, revenue recognition, allowances for doubtful accounts, long-lived assets, restructuring accruals, and income taxes. These estimates are based upon information available as of the date of the financial statements. Actual results could differ materially from those estimates.

Revenue Recognition

Portal recognizes revenue in accordance with current generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements are very complex and are affected by interpretations of the rules and industry practices, both of which are subject to change.

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Pursuant to the requirements

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” Portal uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value (“VSOE”) of all undelivered elements exists. VSOE for undelivered elements is based on normal pricing for those elements when sold separately and, for maintenance services, is additionally measured by the renewal rate. The software is considered to have been delivered when Portal has provided the customer with the access codes that allow for immediate possession of the software. The Company’s assessment of a customer’s creditworthiness is a factor in the determination of whether or not collectibility is probable. The determination of creditworthiness requires the exercise of judgment, which affects Portal’s revenue recognition. If a customer is deemed to not be creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash. Additionally, when Portal enters into contracts with industry-standard payment terms, it is Portal’s policy to recognize such revenue when the customer is deemed to be creditworthy and collection of the receivable is probable. Revenue from arrangements with resellers who are not the ultimate users and who have a right of return is not recognized until evidence of an arrangement with an end user has been received. Should Portal enter into a transaction with a customer to purchase the customer’s products contemporaneously with the customer’s purchase of software from Portal, Portal’s policy is to recognize the amount of license fees paid to Portal net of the fees paid for the customer’s products.

Services revenues are primarily comprised of revenue from product deployment, follow-on enhancements and other consulting fees, maintenance agreements and training. When license arrangements include services, the license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the services, (3) the services are not essential to the functionality of the software, and (4) VSOE exists on the undelivered services. When software services are not considered essential, which has been the case in the majority of the Company’s license arrangements, the Company recognizes time and materials service contracts as the services are performed. Fixed price services contracts are recognized on a proportional performance basis as determined by the relationship of contract costs incurred to date and the estimated total contract costs, which are regularly reviewed during the life of the contract, subject to meeting agreed upon milestones. In the event that a milestone has not been reached, the associated cost is deferred and revenue is not recognized until the milestone has been accepted by the customer.

To date, Portal has been able to estimate efforts required under its services contracts, including its fixed price contracts, and accordingly, has not incurred any significant losses on its fixed priced contracts. In the event that cost estimates exceed total expected revenues, Portal’s policy is to accrue for the estimated losses if and when the losses become evident.

For arrangements that do not meet the above criteria, both the license revenues and services revenues are recognized under a contract accounting method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Portal follows the percentage-of-completion method where reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage-of-completion on contracts utilizing costs incurred to date as a percentage of the total costs at project completion, subject to meeting agreed milestones. In the event that a milestone has not been reached, the associated cost is deferred and revenue is not recognized until the milestone has been accepted by the customer. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. To date, Portal has had no contracts accounted for under SOP 81-1.

Maintenance agreements provide technical support and include the right to unspecified upgrades on an if-and-when-available basis. For those customers that have purchased maintenance, Portal offers timely access to new product versions and software updates. Maintenance revenue is deferred and recognized on a straight-line

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis as services revenue over the life of the related agreement, which is typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are generally recorded as deferred revenue.

Deferred revenue was comprised of the following:

	January 31, 2004	January 31, 2003
Deferred license	$5,834	$5,264
Deferred services	23,057	18,691

Total deferred revenues	$28,891	$23,955

Research and Development

Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards Number 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on Portal’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by Portal between the completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, through January 31, 2004, Portal has charged all such costs to research and development expense in the period incurred.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. Our investment policy limits the amount of credit risk exposure to any one issuer. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet.

Substantially all of Portal’s software and services have been sold to North American, European and Asia-Pacific telecommunication and content service providers, including mobile wireless companies, broadband, electronic content and Internet access companies, as well as other Internet and e-commerce companies. Accordingly, adverse economic trends affecting the communications industry may increase our credit risk in our trade accounts receivable. We have adopted credit policies and standards intended to accommodate industry growth and inherent risk. We perform ongoing credit evaluations of our customers’ financial condition. We do not require collateral.

Affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 31%, 19% and 3% of total revenues during fiscal 2004, 2003, and 2002, respectively. No individual Vodafone affiliate or other customer accounted for more than 10% of revenues during fiscal 2004 or fiscal 2003. One individual customer, America Online, Inc., accounted for 20% of total revenues during fiscal 2002.

Guarantees

Our license agreements include indemnification for infringements of third-party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties,

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as we do not believe any losses are probable. We have also issued letters of credit totaling $10.2 million related to our leased facilities, $2.3 million related to bank guarantees securing bank loans to the former shareholders of Solution42 and $1.4 million of bank guarantees issued in support of Portal’s compliance with performance obligations to three customers. In the event Portal or the former Solution42 shareholders default on the terms of the underlying agreements, the beneficiaries may draw on these letters of credit. The requirements to maintain the letters of credit correspond to the terms of the underlying agreements which expire at various dates through 2021.

Our software license agreements also generally include a warranty that our software products will substantially operate as described in the applicable program documentation for a period of 90 days after delivery. We also warrant that services we perform will be provided in a manner consistent with industry standards. To date, we have not incurred any material costs associated with these warranties.

As permitted under our Restated Certificate of Incorporation, Bylaws and the Delaware General Corporation Law, we have entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established through a charge to general and administrative expenses. This allowance is for estimated losses resulting from our customers’ inability to make required payments. It is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance, individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Our customer base is highly concentrated in the telecommunications and information service provider industries. Companies in these industries have experienced financial difficulty. If collection is not probable at the time the transaction is consummated, we do not recognize revenue until cash is collected. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. During fiscal 2004 and fiscal 2003, Portal reversed approximately $0.2 million and $1.1 million, respectively, from its allowance for doubtful accounts as such amounts were no longer considered necessary. During fiscal 2002 Portal added approximately $11.0 million to its allowance for doubtful accounts. Write-offs of uncollectible accounts totaled $0.4 million, $4.3 million, and $6.0 million for fiscal 2004, 2003 and 2002, respectively.

Segment Information

Portal operates solely in one business segment, the development and marketing of business infrastructure software. Portal’s foreign operations consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network as well as an engineering and development center in India. Portal’s CEO has responsibility as the Chief Operating Decision Maker (CODM) as defined by SFAS 131. The CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and certain direct expenses by geographic region for purposes of making operating decisions and assessing financial performance. Portal’s assets are primarily located in its corporate office in the United States and are not allocated to any specific region, therefore Portal does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Portal’s revenue to external customers outside of North America represented 77%, 69% and 47% of total revenues in fiscal 2004, 2003 and 2002, respectively, and were derived from sales to Europe (which is defined by Portal as Europe, Middle East and Africa) and Intercontinental (which is defined by Portal as Asia-Pacific, Japan and Latin America.) European revenues for these years were $71.7 million, $64.1 million and $48.3 million, respectively and Intercontinental revenues were $26.5 million, $19.4 million and $24.8 million, respectively. In fiscal 2004, revenues from the United Kingdom and Italy were $19.2 and $14.5 million, respectively. Revenues from the United Kingdom were $20.1 million in fiscal 2003. No one country was greater than 10% of revenues in fiscal 2002.

Fair Value of Financial Instruments

The fair value of short-term and long-term notes payable and short-term and long-term capital lease obligations is estimated based on current interest rates available to Portal for debt instruments with similar terms, degrees of risk and remaining maturities. At January 31, 2004 and 2003, the carrying values of these obligations approximate their respective fair values. The fair value of debt securities were based on quoted market prices and pricing models, and should generally approximate the actual values that could have been realized as of year-end but may not be representative of the values to be realized in the future.

Advertising

Portal expenses advertising costs as incurred. There were no advertising expenses recorded for fiscal 2003 and approximately $0.1 million and $0.2 million for fiscal 2004 and 2002, respectively.

Cash, Cash Equivalents, Short-Term and Long-Term Investments

Portal considers all highly liquid, low-risk debt instruments with an original maturity, at the date of purchase, of three months or less to be cash equivalents. At January 31, 2004 and 2003, cash equivalents and short-term investments consist primarily of commercial paper, corporate notes, money market funds and government securities.

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes Portal’s cash, cash equivalents and investments (in thousands):

	January 31, 2004	January 31, 2003

Cash and cash equivalents:
Cash	$24,499	$13,108
Money market funds	11,927	8,394
Commercial paper	6,594	—

Total cash and cash equivalents	43,020	21,502

Short-term investments	39,884	30,641

Restricted short-term investments:
Cash	57	—
U.S. Government securities	2,499	1,609

Total restricted short-term investments	2,556	1,609

Restricted long-term investments:
Cash	—	57
Money market funds	5,171	1,814
Corporate notes	7,993	—
U.S. Government securities	—	11,541

Total restricted long-term investments	13,164	13,412

Total cash, cash equivalents and investments	$98,624	$67,164

Available-For-Sale Securities

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
January 31, 2003
Corporate notes	$7,398	$30	—	$7,428
U.S. Government securities	29,981	17	$(5)	29,993

Total available for sale debt securities	$37,379	$47	$(5)	$37,421

Amounts included in short-term investments	$30,599	$47	$(5)	$30,641
Amounts included in restricted short-term investments	1,609	—	—	1,609
Amounts included in restricted long-term investments	5,171	—	—	5,171

Total available for sale debt securities	$37,379	$47	$(5)	$37,421

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
January 31, 2004
Commercial paper	$6,594	—	—	$6,594
Corporate notes	16,366	$18	$(8)	16,376
U.S. Government securities	34,005	8	$(13)	34,000

Total available for sale debt securities	$56,965	$26	$(21)	$56,970

Amounts included in cash and cash equivalents	$6,594	—	—	$6,594
Amounts included in short-term investments	39,879	$26	$(21)	39,884
Amounts included in restricted short-term investments	2,499	—	—	2,499
Amounts included in restricted long-term investments	7,993	—	—	7,993

Total available for sale debt securities	$56,965	$26	$(21)	$56,970

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands):

	January 31, 2004	January 31, 2003
Due within one year	$28,287	$11,726
Due within two years	14,096	20,524
Restricted short-term investments	(2,499)	(1,609)

	$39,884	$30,641

Restricted investments represent collateral for outstanding letters of credit and bank guarantees. The collateral amounts are typically in excess of the face value of the letters of credit and bank guarantees in order to account for potential fluctuations in the value of the investments and exchange rates. As of January 31, 2004, restricted short-term investments of $2.5 million combined with restricted long-term investments of $13.2 million represent collateral for four letters of credit and five bank guarantees. As of January 31, 2004 the four letters of credit totaling $11.4 million were issued in lieu of a cash security deposit and are renewable annually and expire on various dates from October 31, 2004 through March 5, 2021. One bank guarantee for $1.8 million was issued to secure outstanding bank loans made to former shareholders of Solution42 and expires on April 30, 2004. Another bank guarantee for $0.8 million relates to outstanding loans secured by buildings owned by Portal and expires on December 31, 2017. The remaining three bank guarantees total $1.7 million were issued in support of Portal’s compliance with performance obligations to three customers and expire on various dates from March 15, 2004 through April 15, 2005. Restricted investments consist of corporate notes and U.S. Government securities maturing over a period of one to two years.

As of January 31, 2004, restricted long-term investments of $13.2 million consisted of $5.2 million of cash and cash equivalents and $8.0 million of investments classified as available-for-sale with no unrealized gains and losses. As of January 31, 2003, restricted long-term investments of $13.4 million consisted of $1.9 million of cash and cash equivalents and $6.3 million of investments classified as held-to maturity and $5.2 million classified as available-for-sale with no unrealized gains and losses.

Portal also invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) as of January 31, 2004 and January 31, 2003. The investments are accounted for using the cost method as Portal does not have the ability to exercise significant influence over the operations of these companies and Portal’s investment is less than 20% of the outstanding voting shares in each entity. Portal monitors its investments for other than temporary impairment, basing its assessment on a review of the investee’s operations and other indicators. Other indicators include, but are not limited to, capital resources, prospects of receiving additional financing, down rounds, and prospects for liquidity of the related securities.

Depreciation and Amortization

Depreciation on office and computer equipment and furniture is computed using the straight-line method over estimated useful lives of two to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or their estimated useful lives, typically five years.

Goodwill

Goodwill was carried at cost less accumulated amortization. Amortization, through the year ended January 31, 2002, was computed using the straight-line method over the estimated economic life of four years. During

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal 2002, Portal recorded a charge of $194.5 million to reflect the impairment of goodwill. Goodwill was further reduced in fiscal 2002 by $3.5 million due to the reversal of excess accrued direct acquisition costs. As of January 31, 2002 there was no remaining balance in goodwill.

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

	Years ended January 31,
	2004	2003	2002
Net loss as reported	$(40,191)	$(72,212)	$(395,500)
Add: Amortization of goodwill	—	—	31,127

Adjusted net loss	$(40,191)	$(72,212)	$(364,373)

Basic and diluted net loss per share:
Net loss per share as reported	$(1.05)	$(2.05)	$(11.50)
Add: Amortization of goodwill per share	—	—	0.90

Adjusted net loss per share	$(1.05)	$(2.05)	$(10.60)

Purchased Developed Technology

Purchased developed technology is carried at cost less accumulated depreciation. The following table summarizes the Company’s purchased developed technology and accumulated amortization as of January 31, 2004 and 2003.

	January 31, 2004	January 31, 2003
Gross costs	$11,628	$11,628
Accumulated amortization	(9,633)	(6,973)

Net	$1,995	$4,655

Future amortization expense of the remaining purchased developed technology is estimated to be $2.0 million in fiscal 2005 and will be fully amortized in that year.

Impairment of Long-Lived Assets

Portal evaluates the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarter ended October 31, 2002, Portal recorded charges of $2.9 million in impairment of assets related to computer equipment and software that we abandoned. Of the total impairment charge, $1.4 million was related to third-party software for which some of the functionality was previously integrated into Portal’s product. The entire software was abandoned after Portal re-assessed its need for the software and decided against further integration due to the reductions in workforce. The impairment of this software is included in Amortization and Impairment of Purchased Developed Technology in the Consolidated Statements of Operations. The remaining $1.5 million in impairment of computer equipment is included in Impairment of Long-lived Assets in the Consolidated Statements of Operations.

During the fiscal year ended January 31, 2002, Portal identified indicators of possible impairment of the intangible assets arising from its acquisition of Solution42. The indicators of impairment included the other than temporary decline in market values of technology companies in general and Portal specifically. Portal’s stock price experienced a steady decline over the course of several quarters, with a slight rebound at the end of the first quarter of fiscal 2002. The slight rebound in stock prices appeared to indicate that the decline in market values may be temporary, but the stock continued on a downward trend in the second quarter of fiscal 2002. Had Solution42 been an independent company, Portal concluded that its valuation would have declined in a similar manner to Portal’s based on the similarity of products, target markets and declining revenue. Additionally, in the second quarter of fiscal 2002 the forecasted revenue for Solution42 products deteriorated significantly from the forecasts made at the time of the acquisition. In connection with Portal’s restructuring plans (see Restructuring Costs below), it planned to reduce its headcount overseas which included many Solution42 employees and cancelled research and development activities related to the Solution42 product, both of which were a result of an other than temporary deterioration in the business climate and a drastic reduction in forecasted revenue opportunities.

Portal performed asset impairment tests at the Solution42 subsidiary level, the lowest level for which there were identifiable cash flows related to these acquired intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows to the carrying amount of the intangible assets resulting from the Solution42 acquisition. Based on the results of these tests, Portal determined that intangible assets initially recorded in connection with this acquisition were significantly impaired.

Portal measured the impairment loss related to intangible assets based on the amount by which the carrying amount of such assets exceeded its fair value. Measurement of fair value was based on an analysis of the future discounted cash flows at the Solution42 level. In performing this analysis, Portal used the best information available in the circumstances including reasonable and supportable assumptions and projections. The discounted cash flow analysis considered the likelihood of possible outcomes and was based on Portal’s best estimate of projected future cash flows. The discount rate was based on historical risk premiums required by investors for companies of Portal’s size, industry and capital structure and included risk factors specific to Portal. The analysis indicated that Portal’s intangible assets for Solution42 were impaired by an amount totaling $193.4 million. Accordingly, Portal recorded an impairment write-down of this amount during the second quarter of fiscal 2002.

During the third quarter of fiscal 2002, Portal further reduced goodwill by $3.5 million due to the reduction of accrued direct acquisition costs. During the final quarter of fiscal 2002, Portal identified additional indicators of impairment of its remaining Solution42 intangible assets. As a result, Portal recorded charges of $1.1 million and $2.2 million to reflect the impairment of the remaining balance of goodwill and a portion of the purchased developed technology, respectively. In the fourth quarter of fiscal 2003, we issued 136,362 shares valued at $0.5 million to the former Solution42 shareholders under the terms of the original purchase agreement, resulting in an additional goodwill impairment charge during the quarter.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the lack of revenues generated from BayGate products together with the October 2001 reduction of workforce associated with BayGate’s product, Portal cancelled the further planned development of BayGate-related products. Based on these key factors, Portal recorded a charge of $2.5 million during the third quarter of fiscal 2002, to reflect the impairment of the remaining balance of the purchased developed technology related to its investment in BayGate.

Net Loss Per Share

In accordance with Financial Accounting Standards Number 128, “Earnings Per Share”, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net loss per share for each of the three years in the period ended January 31, 2004 (in thousands, except per share data):

	Years ended January 31,
	2004	2003	2002
Basic and diluted:
Net loss	$(40,191)	$(72,212)	$(395,500)

Weighted-average shares of common stock outstanding	38,170	35,292	34,580
Less: Weighted-average shares subject to repurchase	(7)	(14)	(182)

Weighted-average shares used in computing basic net loss per share	38,163	35,278	34,398

Net loss per share	$(1.05)	$(2.05)	$(11.50)

Portal has excluded outstanding stock options from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. The total number of shares under options excluded from the calculations of diluted net loss per share was 2,617,216 for fiscal 2004, 693,145 for fiscal 2003, and 904,903 for fiscal 2002 . Such options, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method. See Note 8 for further information on these securities.

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Portal estimates fair value based on the Black-Scholes option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this option valuation model requires the input of highly subjective assumptions, including the expected stock price volatility. Because Portal’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

The fair value of options granted was estimated using the following weighted-average assumptions:

	Options			Employee Stock Purchase Plan
	Years Ended January 31,			Years Ended January 31,
	2004	2003	2002	2004	2003	2002
Risk-free interest rate	3.5%	4.0%	5.0%	1.1%	2.3%	4.9%
Expected life (years)	4.5	4.5	5.0	0.8	1.0	0.5
Volatility	110%	90%	90%	110%	90%	90%
Dividend yield	0%	0%	0%	0%	0%	0%

The weighted average fair value, per share, of options granted for the years ended January 31, 2004, 2003 and 2002 was $8.08, $4.79 and $8.48, respectively. The weighted average fair value, per share, of stock granted for the employee stock purchase plan for the years ended January 31, 2004, 2003 and 2002 was $4.44, $2.77 and $9.22, respectively.

Summarized below are the pro forma effects on net loss and net loss per share as if Portal had elected to use the fair value approach prescribed by SFAS 123 (in thousands, except per share amounts):

	Years Ended January 31,
	2004	2003	2002
Net loss, as reported	$(40,191)	$(72,212)	$(395,500)
Add: Stock-based employee compensation included in reported net loss	14,687	2,272	1,992
Deduct: Stock-based employee compensation expense determined under the fair value method for all stock option grants (SFAS 123)	(35,399)	(52,277)	(81,683)

Pro forma net loss	$(60,903)	$(122,217)	$(475,191)

Basic and diluted net loss per share:
As reported	$(1.05)	$(2.05)	$(11.50)

Pro forma	$(1.60)	$(3.46)	$(13.81)

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (the “Interpretation”), Consolidation of Variable Interest Entities. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has controlling financial interest through ownership of a majority voting

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest in the entity. We will implement the Interpretation in the quarter ending April 30, 2004. We have performed a preliminary analysis of the Interpretation and do not believe that the adoption will result in a material impact on our results of operations or financial position. During the quarter ending April 30, 2004, we will complete the evaluation of the implications of the Interpretation with respect to all variable interest entities with which we have involvement.

Note 2.    Property and Equipment

Property and equipment is recorded at cost and consists of the following (in thousands):

	January 31,
	2004	2003
Land and buildings	$2,458	$2,142
Office and computer equipment	35,365	30,770
Furniture and fixtures	2,258	2,172
Leasehold improvements	8,663	8,246

	48,744	43,330
Accumulated depreciation and amortization	(27,896)	(20,532)

Property and equipment, net	$20,848	$22,798

In fiscal 2003, property and equipment with an original cost of approximately $35.2 million was written down to its net realizable value as part of the restructuring program and impairment of assets.

During fiscal 2004, 2003 and 2002 depreciation expense amounted to $7.3 million, $9.0 million and $17.7 million, respectively.

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

Due to the lack of revenues generated from BayGate products together with the October 2001 reduction of workforce (see Note 4) associated with BayGate’s product, Portal cancelled the further planned development of BayGate-related products. Based on these key factors, Portal recorded a charge of $2.5 million during the quarter ended October 31, 2001, to reflect the impairment of purchased developed technology related to Portal’s investment in BayGate . As of January 31, 2002, Portal no longer had purchased developed technology related to our investment in BayGate due to a combination of impairment charges and amortization during fiscal 2002. Under a subsequent agreement, a final payment of $0.3 million was made in January 2002 to the BayGate stockholders in satisfaction of all our contingent purchase price obligations under the purchase agreement.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 2, 2000, Portal acquired SOLUTION42 AG (“Solution42”) and its subsidiaries. Solution42 is a Germany-based provider of wireless voice mediation, provisioning and rating technologies. The acquisition was treated as a purchase for accounting purposes, and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The consolidated financial statements include the operating results of Solution42 from the date of acquisition.

At the date of acquisition, the purchase price was $268.6 million, which consisted of the fair value of the stock issued as consideration, direct acquisition costs of $14.8 million, and a deferred tax liability of $5.0 million recorded by Portal.

The following is the allocation of the non-contingent purchase price and deferred tax liability (in thousands):

Net assets acquired	$1,475
Purchased developed technology	13,800
In-process research and development	9,200
Goodwill	244,165

$268,640

Purchased developed technology is being amortized, on a straight-line basis, over its estimated useful life of four years. Accumulated amortization, including the impairment charge of $2.2 million, was $11.8 million and $9.1 million as of January 31, 2004 and 2003, respectively. During fiscal 2002, Portal recorded a charge of $2.2 million to reflect the impairment of purchased developed technology as related to Portal’s investment in Solution42 (see Note 1.)

Goodwill, as related to the acquisition of Solution42, was recorded in the amount of $244.2 million and was being amortized, on a straight-line basis, over its estimated useful life of four years. Amortization expense was $31.1 million and $14.9 million for the years ended January 31, 2002 and 2001, respectively. During the year ended January 31, 2002, Portal recorded a charge of $194.5 million to reflect the impairment of goodwill (see Note 1). Goodwill was further reduced in the third quarter of fiscal 2002 by $3.5 million, to zero, due to the reversal of excess accrued direct acquisition costs. In the fourth quarter of fiscal 2003, the 136,362 shares subject to the economic earn-out were issued. The value of these shares of $0.5 million was also written-off to the Reduction in Intangibles due to Impairment in the Consolidated Statements of Operations.

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fiscal 2003 restructuring plan specifically identified facilities to be vacated, throughout North America and internationally in Germany, Japan and the United Kingdom. Portal vacated the facilities on various dates, as planned, through September 2002. A portion of Portal’s headquarters was also vacated by December 2002. The planned exit dates for each facility were considered when calculating the restructuring charges. For the portion of the facilities that we continued to occupy subsequent to the plan’s approval, we have included rental costs relating to the period following the planned exit date in the restructuring charges. Prior to vacating these facilities, or portions thereof, rental expense continued to be included in operating expenses. Portal has been successful in negotiating the termination of some of its leases. The restructuring accrual reflects the terms of these agreements.

The $11.7 million in asset write-offs consisted of the following significant assets:

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

Internally used software:    As a result of the reductions in force, Portal assessed its need for the number of licenses for software currently in use. Based on current and projected future needs, Portal determined that the number of licenses purchased exceeded the actual number needed. Accordingly, Portal abandoned the unused licenses and wrote-off the related portion of the license fees associated with these purchased software packages. Additionally, Portal was working on a project that utilized third-party software. Due to the reductions in force, Portal re-assessed its need for the software, and abandoned it, due to the elimination of related resources. These charges impacted the North American and European regions.

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

Fiscal 2002 Restructuring Activities:

In May 2001, Portal’s Board of Directors approved a plan to reduce its cost structure. The plan was a combination of a reduction in workforce of approximately 300 employees or 20% of the workforce, consolidations of facilities and asset write-offs. These workforce reductions affected all functional areas of Portal and were largely completed in the second quarter of fiscal 2002. As a result of the restructuring plan, Portal incurred a charge of $41.3 million in the second quarter of fiscal 2002. The restructuring charge included approximately $6.9 million of severance related amounts, $20.4 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, and $13.1 million in asset write-offs. The estimated

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs of abandoning these leased facilities, including estimated costs to sublease, were determined through assessment of market information trend analyses.

In October 2001, Portal’s Board of Directors approved a second restructuring plan to further reduce its cost structure in response to the continued global deferral of capital expenditures by telecommunications companies as well as the general downturn in the economy. The restructuring plan included a reduction in workforce of approximately 320 employees, or 28% of the workforce, which affected all functional areas of Portal and was largely completed in the fourth quarter of fiscal 2002. The plan also included further consolidations of facilities and asset write-offs. Portal incurred a charge of $19.3 million and $10.4 million in the third and fourth quarters of fiscal 2002, respectively, as a result of this restructuring plan. The restructuring charge included approximately $10.4 million of severance related amounts, $16.0 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, and $2.7 million in asset write-offs. The additional charges in the fourth quarter of fiscal 2002 were necessitated by revised estimates of sublease commencement dates and rental rate projections to reflect continuing declines in market conditions as well as additional severance for foreign employees.

For the fiscal 2002 restructuring plans, Portal identified assets that were to be written off. The following is a list of Portal’s significant asset write-offs:

Prepaid Services (Accenture LLP related):    On April 12, 1999, Portal agreed to enter into a strategic alliance with Accenture LLP (“Accenture”) under which Accenture agreed to provide services to Portal and the parties agreed to primarily jointly develop Portal’s “Wireline” product. Portal agreed to compensate Accenture for its services with a minimum services fee in cash of $2.8 million and a cash-settled put (fair value $3.8 million) for 400,000 of the shares to be purchased by Accenture. Both the cash and the fair value of the put, $6.6 million in aggregate, was recorded as a prepaid service asset. This asset was being amortized over the estimated period of benefit of four and one half years on a straight-line basis. The asset was written off as the parties mutually agreed to terminate the agreement on April 17, 2003. (see Note 6.)

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

The fiscal 2002 restructuring plans specifically identified facilities to be vacated, domestically in California and Virginia, and internationally in Germany, Japan and the United Kingdom. Portal vacated the facilities on various dates, as planned, starting May 2001 through March 2002. The planned exit dates for each facility were considered when calculating the restructuring charges. For the portion of the facilities that we continued to occupy subsequent to the plan’s approval, we included rental costs relating to the period following the planned exit date in the restructuring charges. Prior to vacating these facilities, or portions thereof, rental expense continued to be included in operating expenses.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining severance was paid out through the second quarter of fiscal 2003. Facilities costs are expected to be paid out through 2013. Actual future cash requirements may differ materially from the accrual, particularly if actual sublease income is significantly different from current estimates, if we are successful or unsuccessful in our efforts to renegotiate facility leases, or if we are unsuccessful in our attempts to sublet the facilities. During fiscal 2004, Portal recorded reclassification adjustments to previously recorded restructuring estimates totaling $0.8 million, primarily due to sublease income and final severance settlement costs in certain European countries exceeding our original estimates.

A summary of restructuring activities along with the respective remaining reserves follows (in thousands):

	Restructuring Charges		Cash	Non-cash	Balance January 31, 2002
	Plan I	Plan II
Severance	$6,893	$10,413	$(15,356)	$—	$1,950
Facilities	20,352	15,989	(6,365)	—	29,976
Asset write-offs	13,084	2,718	—	(13,421)	2,381
Other	963	608	(897)	—	674

	$41,292	$29,728	$(22,618)	$(13,421)	$34,981

	Balance January 31, 2002	Restructuring Charges	Cash	Non-cash	Balance January 31, 2003
Severance	$1,950	$6,175	$(6,228)	$—	$1,897
Facilities	29,976	17,120	(10,466)	—	36,630
Asset write-offs	2,381	11,690	—	(14,071)	—
Other	674	1,561	(441)	—	1,794

	$34,981	$36,546	$(17,135)	$(14,071)	$40,321

	Balance January 31, 2003	Adjustments	Cash	Non-cash	Balance January 31, 2004
Severance	$1,897	$783	$(2,545)	$—	$135
Facilities	36,630	(783)	(9,711)	—	26,136
Other	1,794		(81)	—	1,713

	$40,321	$—	$(12,337)	$—	$27,984

Current portion accrued restructuring costs					$9,193

Long-term accrued restructuring costs					$18,791

The restructuring accrual for facilities as of January 31, 2004 of $26.1 million included approximately $19.1 million for future minimum lease payments and $7.0 million for variable facility related operating costs. If we are unable to find suitable sublessors for our unused facilities, our maximum exposure for future lease payments and variable facility related operating costs not included in the accrued restructuring amounts related to facilities is $43.3 million.

Note 5.    Short-term and Long-term Notes Payable

In November 2000, Portal acquired Solution42 (see Note 3.) The liabilities assumed as part of the acquisition included two short-term notes payable and four long-term notes payable.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The four long-term notes payable are mortgages for two facilities purchased by Solution42. Two of the loans accrue interest at 4.45% per annum. These two loans are guaranteed by a German government organization and have restrictions on the transfer of property. Principal and interest are due in December 2010 and June 2011. As of January 31, 2004, the balances due on these loans were $0.7 million and $0.6 million, respectively. The other two loans accrue interest at 5.10% and 4.88% per annum. The interest rates on these loans are fixed until 2008 and 2009, respectively, at which time the rates can be renegotiated. Principal and interest are due monthly through October 2015 and November 2024, respectively. As of January 31, 2004 the balances due on these loans were $0.2 million each.

Future minimum payments under long-term notes payable are as follows (in thousands):

Year ending January 31,
2005	$96
2006	96
2007	96
2008	96
2009	96
Thereafter	1,763

Total minimum payments	2,243
Less amount representing interest	(583)

Present value of future payments	1,660
Less current portion	(96)

Long-term portion	$1,564

Note 6.    Agreement with Accenture LLP (formerly Andersen Consulting LLP)

On April 12, 1999, Portal entered into a strategic alliance with Accenture under which Accenture agreed to provide services to Portal and the parties agreed to expand their existing marketing alliance and work closely together to expand their customer service and marketing relationship.

Under this agreement, Portal agreed to compensate Accenture for its services with a minimum services fee. As a result of this relationship, a prepaid service asset of $6.6 million was recorded related to the development of a specific product and was being amortized on a straight-line basis over the term of the agreement of approximately four and one half years. However, due to the Company’s May 2001 restructuring (see Note 4), the further development and sale of this product was cancelled because of a lack of required internal resources. Consequently, the remaining balance of $5.0 million was written-off in the second quarter of fiscal 2002 and was included in the restructuring charges. Further, the parties mutually agreed to terminate the agreement on April 17, 2003.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Commitments and Contingencies

Operating Leases

Portal leases its office facilities and some property under various operating lease agreements with terms through March 2021. Rental expense, net of sublease income, for all operating leases was approximately $6.4 million, $10.0 million and $15.1 million for fiscal 2004, 2003 and 2002, respectively. Sublease income was $1.0 million, $1.2 million and $1.1 million for fiscal 2004, 2003 and 2002, respectively.

Future minimum lease payments and committed future sublease income as of January 31, 2004 for all operating leases are as follows (in thousands):

Year ending January 31,	Lease Payments	Sublease Income
2005	12,329	1,310
2006	12,035	1,551
2007	11,222	1,173
2008	11,197	1,012
2009	11,466	1,089
Thereafter	35,258	5,071

Total minimum lease payments	$93,507	$11,206

Of the $82.3 million net non-cancelable operating leases, $19.1 million has been included in accrued restructuring expenses as of January 31, 2004.

In connection with the leases for several facilities, Portal has issued four letters of credit as deposits (see Note 1.) The four letters of credit were issued in lieu of a cash security deposit, are renewable annually and expire on various dates from October 31, 2004 through March 5, 2021.

Legal Matters

On July 9, 2001, a purported class action complaint was filed in the Federal United States District Court for the Southern District of New York against Portal, certain of its officers and several underwriters of Portal’s initial public offering (“IPO”). The lawsuit alleges violations of Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, arising from alleged improprieties by the underwriters in connection with our 1999 IPO and follow-on public offering, and claims to be on behalf of all persons who purchased Portal Software shares from May 5, 1999 through December 6, 2000. Four additional nearly identical class actions were also filed in July and August 2001 based on essentially the same facts and allegations. Specifically, the complaints allege the underwriters charged certain of their customers fees in excess of those disclosed in the prospectus and engaged in certain allegedly improper activities in connection with the distribution of the IPO shares. The complaint was subsequently amended to allege similar claims with respect to our secondary public offering in September 1999.

The cases were consolidated into a single action, and a consolidated amended complaint was filed on April 19, 2002. These actions are part of the litigation known as the “IPO Securities Litigation,” which has been brought against over 300 issuers and nearly 50 underwriters alleging claims virtually identical to those alleged against us. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions has been denied. This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Portal has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement proposal presented to all between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against Portal and its executive officers named in the suit, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the public offering cases, and for the assignment or surrender of control of certain claims Portal may have against its underwriters. Neither Portal nor its executive officers named in the suit will be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which Portal does not believe will occur. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The settlements will require MOU and related agreements and are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the court, which cannot be assured, after class members are given the opportunity to object to the settlement, or opt out of the settlement.

On November 13, 2003 Portal announced that its results for the quarter ended October 31, 2003 would be lower than previously estimated. On November 20, 2003 a purported class action complaint was filed in the United States District Court for the Northern District of California against Portal, and certain of its officers and directors. The lawsuit alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, arising from alleged misrepresentations and omissions of material facts, and claims to be on behalf of all persons who purchased Portal shares from May 20, 2003 through November 13, 2003. Several similar class actions have also been filed in the same court based on essentially the same facts and allegations. The actions seek damages in an unspecified amount. These cases were consolidated on February 4, 2004, and a lead plaintiff and lead plaintiff’s counsel were appointed on March 25, 2004. The lead plaintiff is scheduled to file a consolidated complaint on or before May 17, 2004.

On November 17, 2003, a stockholder derivative action was filed in the Superior Court of California, County of San Mateo against the members of the Board of Directors and certain officers of Portal alleging breach of fiduciary duty and other violations of state law. A second similar action was filed in the Superior Court of California, County of San Mateo on November 25, 2003. These complaints are generally based on the same facts and circumstances as the class actions, alleging that the defendants misrepresented Portal’s financial projections and that certain of the defendants violated state laws relating to insider trading. The actions seek damages in an unspecified amount, disgorgement of improper profits and attorney’s fees, among other forms of relief. In February 2004, both derivative actions were transferred to Santa Clara County Superior Court. Defendants have filed a motion to stay the second action in favor of the first filed action, as well as motions to dismiss both actions on the grounds that the plaintiffs lack standing to pursue their claims and that the complaints fail to state a claim.

Portal believes that the claims asserted by these lawsuits are without merit, and intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, Portal cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect Portal’s business, financial condition and results of operations.

Note 8.    Stockholders’ Equity

Stock Split

On September 3, 2003, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-five, causing each outstanding share of common stock to convert automatically into one-fifth of a share of common stock. The reverse split became effective at the close of

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Registered Direct Offering

In September 2003, Portal completed a registered direct offering of 4,528,302 shares of its common stock to certain institutional investors The shares of common stock were sold to the purchasers at $13.25 per share. The net proceeds to the company, after payment of placement agency fees and other offering costs, were $56.0 million.

Series A Junior Participating Preferred Stock

In connection with the adoption of a stockholder rights plan, the Board of Directors designated in August 2002 a series of one million shares of Series A Junior Participating Preferred Stock, par value $.001 per share.

Common Stock

Portal has issued shares of common stock to employees, which are subject to Portal’s right to repurchase at the original issuance price upon the occurrence of certain events, as defined in the agreement relating to the sale of such stock. The repurchase rights lapse ratably over a period of one to four years from the date of issuance. At January 31, 2004, 2003 and 2002, approximately 6,000, 7,375, and 39,026 shares were subject to repurchase. These shares were issued upon the exercise of options under the 1995 Stock Option/Issuance Plan.

At January 31, 2004, common stock was reserved for issuance as follows:

Exercise of outstanding stock options	5,975,154
Shares of common stock available for grant under the 1999 Stock Incentive Plan	2,173,647
Shares of common stock available for grant under the 2000 Supplemental Stock Option Plan	753,451
Shares of common stock available for grant under Employee Stock Purchase Plans	1,950,626

Total common stock reserved for issuance	10,852,878

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

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

Upon the reincorporation of Portal on April 29, 1999, all options issued under the 1995 Stock Option/Stock Issuance Plan were assumed by the 1999 Stock Incentive Plan (the “Plan”). Under the Plan, the Board of Directors is authorized to grant incentive stock options or nonqualified stock options to employees, officers and directors of Portal. The Plan allows for the grant of incentive stock options to employees and grant of nonstatutory stock options to eligible participants. The number of shares of common stock available for issuance under the Plan automatically increases on the first trading day of each fiscal year during the term of the Plan, beginning with fiscal 2001, by an amount equal to four percent of the shares of common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 2,100,000 shares. Pursuant to the automatic increase an additional 1.4 million shares were added each year in fiscal 2004, fiscal 2003 and fiscal 2002 to the Plan.

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

In December 2000 the Board of Directors approved the 2000 Supplemental Stock Option Plan (the “Supplemental Plan”). Under the Supplemental Plan, the Board of Directors is authorized to grant nonqualified stock options to non-officer employees and consultants of Portal. Under the Supplemental Plan, 1,200,000 shares of common stock were authorized for issuance. The option price of options granted under the Supplemental Plan is not less than 100% of the fair value on the date of the grant as determined by the Board of Directors. Options granted become exercisable only when vested. Options generally vest over a period of no more than four years, however, options may be granted with different vesting terms at the discretion of the Board of Directors. Options are exercisable for a term of ten years after the date of grant. If the optionee’s employment by or service with Portal is terminated, the options cease to be exercisable after a specified period, generally three months (one year in the case of death or disability). In the event of a change in control in which options granted under the Supplemental Plan are not assumed, the options will accelerate and vest in full and existing repurchase rights will lapse.

In July 2001, a stock option exchange program was initiated. Under this program, all employees (including executive officers) were given the opportunity to cancel one or more outstanding stock options previously granted to them, at an exercise price of $25.00 or more, in exchange for one or more new stock options to be granted at least six months and one day from the date the old options were cancelled, provided the individual was still employed on such date. In addition, each employee who chose to exchange any options was also required to exchange all options granted on or after February 4, 2001. The cancellation date for the program was August 4, 2001. Each new option was exercisable for 75% of the number of shares subject to the old options and the exercise price of the new options was the fair market value of Portal common stock on the date of grant. The new options preserved the vesting schedule and the vesting commencement date of the old options except that the

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of shares vested and total number of shares exercisable under the new options was 75% of the old options. On August 5, 2001, Portal accepted for cancellation and exchange options to purchase a total of 1.0 million shares of common stock. On February 7, 2002, stock options to purchase 0.6 million shares, at $9.45 per share, were issued pursuant to the terms of the option exchange program. The exercise price of these stock options was the same as the fair value on the date of grant; accordingly no compensation charges were recorded.

In November 2002, the Compensation Committee of Portal’s Board of Directors approved a plan to reprice stock options for continuing employees only. The plan excluded the Chief Executive Officer and members of the Board of Directors. The new exercise price for the repriced options, effective as of November 7, 2002, was $3.45 per share with no changes to the vesting schedules. Approximately 4,154,999 options with a weighted average exercise price per share of $14.80 were repriced. These options became subject to variable accounting prospectively whereby stock-based compensation for the options are being re-measured quarterly and recorded in the Consolidated Statements of Operations for each reporting period. For fiscal 2004 and 2003, Portal recorded $14.7 million and $2.0 million, respectively, in stock compensation expense in connection with these repriced options. Of these options, approximately 1,528,049 options were vested as of the repricing date.

A summary of Portal’s stock option activity under all Plans and related information follows:

	January 31, 2004		January 31, 2003		January 31, 2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	6,780,770	$5.46	3,676,222	$23.30	5,359,672	$61.15
Options granted	2,015,065	$10.49	5,468,983	$6.45	1,319,175	$12.20
Options exercised	(1,535,690)	$3.67	(144,056)	$2.40	(242,521)	$8.50
Options cancelled	(1,284,991)	$10.35	(2,220,379)	$15.90	(2,760,104)	$94.30

Outstanding at end of year	5,975,154	$6.54	6,780,770	$5.40	3,676,222	$23.30

Exercisable at end of year	2,197,086	$6.27	2,608,006	$8.80	1,571,327	$27.60

Additional authorized shares	1,426,424		1,405,043		1,370,755

Exercise prices for options outstanding as of January 31, 2004 and the weighted-average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ 0.83–$1.67	63,095	5.44	$1.60	45,900	$1.57
1.95	801,452	8.55	$1.95	218,328	$1.95
2.10–3.33	373,065	8.20	$2.52	130,446	$2.65
3.45	2,448,277	7.68	$3.45	1,397,373	$3.45
3.65–8.85	658,424	9.46	$6.38	69,190	$5.68
9.05–9.65	721,112	8.89	$9.26	219,878	$9.40
11.80–14.25	106,320	9.58	$12.85	3,731	$13.32
14.63	732,833	9.69	$14.63	44,168	$14.63
15.30–218.75	65,776	5.92	$54.67	63,272	$55.26
303.75	4,800	6.48	$303.75	4,800	$303.75

	5,975,154	8.41	$6.54	2,197,086	$6.27

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred stock compensation in our consolidated Statement of Stockholders’ Equity reflects the difference between the exercise prices of options granted to acquire certain shares of common stock and the deemed fair value for financial reporting purposes of Portal’s common stock on their respective grant dates. Such amounts are included as a reduction of stockholders’ equity and were being amortized by charges to operations on a graded vesting method. In fiscal 2003 and 2002, Portal recorded amortization of deferred stock compensation expense of approximately $0.3 million, and $2.0 million, respectively. At January 31, 2003, Portal had fully amortized deferred compensation expense.

Employee Stock Purchase Plans

In February 1999, the Board of Directors approved the adoption of Portal’s 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”). The stockholders approved this plan in April 1999. A total of 720,000 shares of common stock were initially reserved for issuance under the 1999 Purchase Plan. The number of shares of common stock available for issuance under the 1999 Purchase Plan automatically increases on the first trading day of each fiscal year during the term of the 1999 Purchase Plan, beginning with fiscal 2001, by an amount equal to two percent of the shares of common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 800,000 shares. Accordingly, an additional 635,706 shares were added to the 1999 Purchase Plan on February 1, 2000. On June 16, 2000 the Board of Directors approved the adoption of Portal’s 2000 International Employee Stock Purchase Plan (“International Plan”). The 1999 Purchase Plan and International Plan are collectively referred to as the “Purchase Plans”. The number of shares initially reserved for issuance over the term of the International Plan was limited to 1,355,706 shares, less any shares issued under the 1999 Purchase Plan in the future and on the November 30, 1999 and May 31, 2000 purchase dates, subject to the annual automatic increase discussed above. Pursuant to the annual automatic increase, an aggregate additional 713,212 shares, 702,522 shares and 685,378 shares were added in fiscal 2004, fiscal 2003 and fiscal 2002, respectively, to the Purchase Plans. The Purchase Plans permit eligible employees to acquire shares of Portal’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 700 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase occurs, or (ii) the closing selling price per share on the semi-annual purchase date. A total of 148,270 shares and 164,929 shares were sold under the Purchase Plans during the year ended January 31, 2004 at a price of $4.59 and $4.77 per share, respectively.

Note 9.    Interest and Other Income, Net

Interest and other income, net primarily represents net interest income, and net gains and losses resulting from foreign currency exchange rate changes and other income (loss).

The following table sets forth information regarding the Company’s interest and other income, net (in thousands):

	Years ended January 31,
	2004	2003	2002
Interest income	$774	$2,675	$8,251
Net foreign currency transaction exchange gain	1,722	372	229
Other loss, net	(472)	(38)	(360)

Total interest and other income, net	$2,024	$3,009	$8,120

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Income Taxes

The loss before taxes consists of the following (in thousands):

	Years Ended January 31,
	2004	2003	2002
Loss before taxes
United States	$(38,603)	$(48,982)	$(392,479)
Foreign	1,908	(20,469)	1,699

Total loss before taxes	$(36,695)	$(69,451)	$(390,780)

The provision for income taxes is comprised of the following (in thousands):

	Years Ended January 31,
	2004	2003	2002
Current:
Federal	$—	$(512)	$—
State	186	253	219
Foreign	3,310	3,020	4,685

Total current	3,496	2,761	4,904

Deferred:
Federal		—	(184)
State		—	—

Total deferred		—	(184)

Total provision for taxes	$3,496	$2,761	$4,720

The reconciliation of income tax expense (benefit) attributable to continuing operations, computed at the U.S. federal statutory rates, to income tax expense for the fiscal years ended January 31, 2004, 2003 and 2002 is as follows (in thousands):

	Years Ended January 31,
	2004	2003	2002
Tax benefit at U.S. statutory rate	$(12,225)	$(24,308)	$(136,773)
Loss for which no tax benefit is currently recognizable	12,032	23,715	53,178
State tax, net of federal benefit	123	164	142
Foreign income and withholding taxes	2,662	3,020	4,685
Purchased in-process research and development, goodwill, developed technology and asset impairments	904	170	83,488

Total	$3,496	$2,761	$4,720

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of Portal’s deferred taxes are as follows (in thousands):

	January 31,
	2004	2003
Deferred tax assets:
Net operating loss carry-forwards	$123,180	$104,489
Tax credit carry-forwards	14,020	15,364
Deferred revenue	1,940	2,123
Accruals and reserves not currently deductible	1,270	10,572
Other, net	4,610	6,447

Gross deferred tax assets	145,020	138,995
Valuation allowance	(144,302)	(137,273)

Total deferred tax assets	$718	$1,722

Deferred tax liabilities:
Acquired intangibles	$(718)	$(1,722)

Total deferred tax liabilities	(718)	(1,722)

Net deferred tax assets	$—	$—

The change in the valuation allowance was an increase of approximately $7.0 million, $19.6 million, and $68.0 million for fiscal years ended January 31, 2004, 2003 and 2002, respectively. Approximately $56.3 million of the valuation allowance for deferred tax assets is attributable to unbenefited stock option deductions, the benefit of which will be credited to stockholders’ equity when realized.

As of January 30, 2004, Portal’s federal and state net operating loss carry-forwards for income tax purposes were approximately $351.3 million and $64.1 million, respectively. If not utilized, the federal net operating loss carry-forwards will begin to expire in 2017. The state net operating loss carry-forwards have begun to expire in 2002. Portal had federal research and development tax credit carry-forwards of approximately $7.6 million, which will begin to expire in 2016 if not utilized. The Company also had state research and development credit carry-forwards of approximately $9.5 million with no expiration dates.

Utilization of net operating losses and tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in expiration of net operating loss and tax credit carry-forwards before full utilization.

The company believes that its tax filings, on a jurisdictional basis, are in compliance with local tax requirements. In the event of an audit, it is possible that a taxing jurisdiction could interpret their requirements differently, and attempt to assess an additional tax due. In the event of an unfavorable resolution, there exists the possibility of a material adverse impact on the results of operations of the period in which the audit is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Quarterly Results of Operations (Unaudited)

The following table presents Portal’s operating results for each of the eight quarters in the period ended January 31, 2004. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of Portal and the financial statement footnotes appearing elsewhere in this Form 10-K. (In thousands, except per share amounts and percentages.)

	Quarter Ended
	Jan. 31, 2004	Oct. 31, 2003	July 31, 2003	April 30, 2003	Jan. 31, 2003	Oct. 31, 2002	July 31, 2002	April 30, 2002
Consolidated Statements of Operations Data:
Revenues:
License fees	$8,988	$5,687	$11,321	$13,570	$11,694	$10,701	$9,378	$12,708
Services	27,112	19,672	21,880	18,523	19,362	19,459	19,384	18,404

Total revenues	36,100	25,359	33,201	32,093	31,056	30,160	28,762	31,112

Costs and expenses:
Cost of license fees	56	19	22	88	84	71	54	115
Cost of services	17,739	14,078	13,195	11,613	11,473	10,295	11,788	10,949
Amortization and impairment of purchased developed technology	665	665	665	665	666	2,232	849	849
Research and development	7,822	8,273	6,981	7,167	6,680	7,928	9,662	11,434
Sales and marketing	11,902	10,677	11,633	11,388	10,637	12,412	13,951	14,900
General and administrative	5,118	3,926	3,095	3,333	2,772	4,372	4,209	4,394
Stock compensation charges	(19,152)	3,000	23,749	7,090	2,001	62	99	110
Amortization of goodwill	—	—	—	—	—	—	—	—
Reduction in intangibles due to impairment		—	—	—	486	—	—	—
Restructuring costs	—	—	—	—	—	30,493	6,053	—
Impairment of assets	—	—	—	—	—	1,470	—	—

Total costs and expenses	24,150	40,638	59,340	41,344	34,799	69,335	46,665	42,751

Income (loss) from operations	$11,950	$(15,279)	$(26,139)	$(9,251)	$(3,743)	$(39,175)	$(17,903)	$(11,639)

Net Income (loss)	$11,648	$(15,184)	$(26,891)	$(9,764)	$(2,593)	$(39,564)	$(18,046)	$(12,009)

Basic earnings (loss) per share	$0.28	$(0.39)	$(0.74)	$(0.27)	$(0.07)	$(1.12)	$(0.51)	$(0.34)

Diluted earnings (loss) per share	$0.26	$(0.39)	$(0.74)	$(0.27)	$(0.07)	$(1.12)	$(0.51)	$(0.34)

As a Percentage of Total Revenues:
Revenues:
License fees	25%	22%	34%	42%	38%	35%	33%	41%
Services	75	78	66	58	62	65	67	59

Total revenues	100	100	100	100	100	100	100	100

Costs and expenses:
Cost of license fees	—	—	—	—	—	—	—	—
Cost of services	49	55	40	37	37	34	41	35
Amortization and impairment of purchased developed technology	2	3	2	2	2	8	3	3
Research and development	22	33	21	22	22	26	34	37
Sales and marketing	33	42	35	36	34	41	48	48
General and administrative	14	15	9	10	9	15	15	14
Stock compensation charges	(53)	12	72	22	6	—	—	—
Amortization of goodwill	—	—	—	—	—	—	—	—
Reduction in intangibles due to impairment	—	—	—	—	2	—	—	—
Restructuring costs	—	—	—	—	—	101	21	—
Impairment of assets	—	—	—	—	—	5	—	—

Total costs and expenses	67	160	179	129	112	230	162	137

Income (loss) from operations	33%	(60)%	(79)%	(29)%	(12)%	(130)%	(62)%	(37)%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of April 9, 2004:

Name	Age	Position
John E. Little	46	Chief Executive Officer and Director
Marc Aronson	47	Senior Vice President, Engineering
Howard A. Bain III	58	Senior Vice President and Chief Financial Officer
Larry S. Bercovich	45	Vice President, General Counsel and Secretary
Bhaskar M. Gorti	37	Senior Vice President, Marketing and Alliances
Ronald W. Kisling	43	Vice President, Finance
David S. Labuda	40	Chief Technology Officer
Scott P. Sullivan	40	Senior Vice President, Human Resources

John E. Little.    Mr. Little founded Portal in March 1985 based on his vision of an integrated business infrastructure for emerging global networks. He has been Chief Executive Officer and a Director since its inception and Chairman of the Board from inception to February 2004. In addition, Mr. Little served as President from inception to March 1996 and has served as President from November 1996 to February 2002. Prior to founding Portal, Mr. Little was an independent consultant for a number of companies including Knight-Ridder Inc., AT&T Corp., Raytheon Company, Dow Jones News Retrieval, a subsidiary of Dow Jones & Company, Inc., Victor Company of Japan (“JVC”) and Sun Microsystems, Inc.

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

From January 2000 to November 2000, Mr. Bain served as Executive Vice President and Chief Financial Officer of Vicinity Corporation, a provider of Internet-based marketing infrastructure services. From January 1999 to March 2000, he served as Executive Vice President and Chief Financial Officer of Informix Software Corporation, an enterprise database software company, and from November 1996 to January 1999, he served as Vice President Worldwide Operations and Chief Financial Officer of Symantec Corporation, a security software company. Mr. Bain serves on the board of directors for Learning Tree International (NASDAQ:LTRE), a leading worldwide provider of vendor independent education and training to information technology professionals in business and government organizations.

Larry S. Bercovich.    Mr. Bercovich has served as Vice President, General Counsel and Secretary of Portal since March 2004. From June 2002 to March 2004, he served as General Counsel for Yipes Enterprise Services, Inc., a provider of business-to business and business-to-Internet optical IP networking services, and from March 2000 to June 2002, he served as Assistant General Counsel for Yipes Communications, Inc. From March 1997 to March 2000, Mr. Bercovich served as General Attorney for SBC Communications, Inc., a leading provider of telecommunications services.

Bhaskar M. Gorti.    Mr. Gorti has served as Senior Vice President, Marketing, Alliances and Business Development of Portal since April 2003, as Senior Vice President, Strategic Alliances and Business Development of Portal since November 2002, and as Vice President, Global Alliances from June 2002 to November 2002. From March 2000 to June 2002, he served as Vice President, Global Sales and Alliances for OnDemand, Inc., a provider of relationship management software that was acquired by Chordiant Software, Inc. From November 1998 to March 2000, Mr. Gorti served as Director, Worldwide Business Development, Telecom and ISPs for Hewlett-Packard Company, a leading provider of enterprise systems, imaging and printing solutions and personal computing solutions and devices, and from June 1996 to October 1998, he served as General Manager, E-Services (SMB) Business Unit for Hewlett-Packard Company.

Ronald W. Kisling.    Mr. Kisling has served as Vice President, Finance of Portal since March 2004. From May 2002 to March 2004, he served as Chief Financial Officer of Saba Software, Inc., a leading provider of human capital development and management (HCDM) solutions, and from June 2001 to May 2002, he served as Vice President of Finance and IT for Saba Software, Inc. From August 1998 to June 2001, Mr. Kisling served in various positions at SPL WorldGroup, Inc., a provider of information technology consulting and enterprise solutions, most recently as Vice President and Chief Financial Officer. Prior to joining SPL WorldGroup, Mr. Kisling spent nine years at Symantec Corporation, most recently as Vice President, Controller. Mr. Kisling began his finance career at Coopers & Lybrand, LLP in San Jose. Mr. Kisling is a graduate of Stanford University and holds a B.A. in Economics. He is also a Certified Public Accountant in the state of California.

David S. Labuda.    Mr. Labuda is co-founder of Portal and has served as Chief Technology Officer of Portal since March 1994. Mr. Labuda is responsible for defining the architectural vision of Portal and managing the design and integration of new techniques into Portal’s platform-based solution. From March 1994 to March 2000, Mr. Labuda also served as Vice President of Engineering for Portal. Prior to joining Portal, Mr. Labuda worked for 8 years at Sun Microsystems in the UNIX Operating System group and was one of the first recipients of the Sun Presidential Award. Mr. Labuda holds Bachelor of Science and Master of Science degrees in Computer Engineering from Case Western Reserve University. Mr. Labuda also holds seven patents in software technologies ranging from optimized caching algorithms to object query technology.

Scott P. Sullivan.    Mr. Sullivan has served as Senior Vice President, Human Resources of Portal since September 2003. From September 2000 to March 2003, he served as Vice President, Human Resources of Vicinity Corporation and from April 2000 to September 2000, he served as Senior Principal for Diamond Technology Partners, a provider of internet business strategies for major corporations. From July 1994 to March 2000, Mr. Sullivan served as a Managing Consultant for Towers Perrin, the world’s largest human resources consulting firm.

Directors of the Registrant

We currently have six directors divided among three classes as follows: Class I—Robert P. Wayman; Class II—George J. Goldsmith and Richard A. Moran; and Class III—John E. Little, Jennifer Taylor and J. David Martin.

Certain information regarding the members of the Board of Directors as of April 9, 2004 is set forth below:

Name of Director or Nominee	Age	Current Term Expires
John E. Little	46	2005
George J. Goldsmith	48	2004
J. David Martin	48	2005
Richard A. Moran	53	2004
Jennifer Taylor	55	2005
Robert P. Wayman	58	2006

John E. Little.    Mr. Little founded Portal in March 1985 based on his vision of an integrated business infrastructure for the emerging global networks. He has been Chief Executive Officer and a Director since its inception and Chairman of the Board from inception to February 2004. In addition, Mr. Little served as President from inception to March 1996 and has served as President from November 1996 to February 2002. Prior to founding Portal, Mr. Little was an independent consultant for a number of companies including Knight-Ridder Inc., AT&T Corp., Raytheon Company, Dow Jones News Retrieval, a subsidiary of Dow Jones & Company, Inc., Victor Company of Japan (“JVC”) and Sun Microsystems, Inc.

George J. Goldsmith.    Mr. Goldsmith has served as a Director of Portal since March 2003. Since July 2002, he has served as the Chief Executive Officer of Tapestry Networks, a company that creates and manages leader-to-leader programs, transforming traditional conferences, councils and advisory boards into dynamic engines for the creation of shared value. From March 2000 to April 2001, Mr. Goldsmith served as the Chief Executive Officer of TomorrowLab, a provider of multi-client professional services, which was a division of McKinsey & Company, a management consulting firm. He served as a Senior Advisor to McKinsey & Company, from October 1998 to March 2000. Mr. Goldsmith is also the founder of, and from January 1996 to February 2000, served as Chief Executive Officer for, TomorrowLab, Inc., a web strategy firm that worked with global organizations to create customer communities and knowledge portals. Prior to that, he was an executive at Lotus Development Corporation. Mr. Goldsmith also currently serves as a director for the Young Presidents’ Organization, or YPO, International Board, a non-profit organization of over 8,500 young business executives in 75 countries that provides networking and education opportunities to its members, since July 2001.

J. David Martin.    Mr. Martin has served as a Director of Portal since November 2002. Since September 2001, he has served as the Chief Executive Officer of the YPO. Mr. Martin has served as a Director of YPO’s International Board since July of 1998 including serving as Chairman of the International Board from July of 2001 to June of 2002. From October 1995 through September 2000, he served as the Chief Executive Officer and Director of Burnham Pacific Properties, a real estate investment trust listed on the New York Stock Exchange. Mr. Martin founded TMG Partners, a real estate development company, in February 1984 and served as its Chairman and Chief Executive Officer until October 1995. Since that time he has continued to serve as its Chairman of the Board.

Richard A. Moran.    Mr. Moran has been a Director of Portal since March 2003 and Chairman of the Board of Portal since February 2004. Since June 2002, he has served as a private consultant to various companies. Mr. Moran served as a Partner at Accenture LLP, a leading provider of professional consulting services, from April 1996 to June 2002, where he worked with clients in the media and entertainment, communications and technology industries. Prior to this position, Mr. Moran held management positions in several consulting firms.

Jennifer Taylor.    Ms. Taylor has served as a Director of Portal since September 2002. Since May 2002, she has served as an executive coach and business advisor to high technology companies. Ms. Taylor served as a Partner for Heidrick & Struggles, an executive search firm from January 2001 to May 2002. From April 2000 to January 2001 she served as a consultant and business advisor to high technology companies. From July 1989 through February 2000, Ms. Taylor served as the head partner for the communications industry consulting practice in the United States for PricewaterhouseCoopers LLC, a leading provider of professional services.

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

Audit Committee

Our Audit Committee currently consists of the following directors: Robert Wayman and Jennifer Taylor. Each member of the Audit Committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the Nasdaq National Market and also meet the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that Mr. Wayman is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Board Nomination Procedures

Our Governance and Nominating Committee screens and evaluates all proposed nominees to the Board of Directors with direct input from the Chief Executive Officer. Each member of the Governance and Nominating Committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the Nasdaq National Market. The process and criteria used to evaluate proposed nominees is the same whether the proposed nominee is recommended for nomination by a stockholder, by an existing director or otherwise. The Governance and Nominating Committee reviews qualifications of potential candidates and recommends director nominees to the full Board. Once a prospective member has been identified, he or she will be proposed to the Governance and Nominating Committee for formal evaluation, along with a packet of information that includes:

•	Resume or CV of the candidate.

•	Evaluation of the candidate based on the current director criteria.

•	Preliminary recommendation by the proposing Board member, describing why he believes the candidate is appropriate.

The CEO and the Governance and Nominating Committee are responsible for interviewing and otherwise evaluating prospective members. Prospective members who pass their initial evaluation are presented to the complete board for final evaluation and approval. Candidates recommended by the Governance and Nominating Committee should be interviewed by all directors, and directors are expected to conduct their interviews expeditiously to ensure that decisions regarding prospective candidates can be made without undue delay. The Board will select the slate of prospective members only from candidates identified, screened and approved by the Governance and Nominating Committee.

The Governance and Nominating Committee will consider suggestions of prospective members of the Board from stockholders. Stockholders may recommend individuals for consideration by submitting the materials set forth below to the Company addressed to the Chairman of the Governance and Nominating Committee at the

Company’s address. To be timely, the written materials must be submitted within the time permitted under applicable law and the Company’s bylaws for submission of a stockholder proposal for inclusion in the Company’s proxy statement for the subject annual meeting.

•	The written materials must include: (1) all information relating to the individual recommended that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a prospective member and to serving as a director if elected); (2) the name(s) and address(es) of the stockholders making the nomination and the amount of the Company’s securities which are owned beneficially and of record by such stockholder(s); (3) appropriate biographical information (including a business address and a telephone number) and a statement as to the individual’s qualifications, with a focus on the criteria described above; (4) a representation that the stockholder of record is a holder of record of stock of the Company entitled to vote on the date of submission of such written materials; and (5) any material interest of the stockholder in the nomination.

•	The Governance and Nominating Committee will evaluate a prospective member suggested by any stockholder in the same manner and against the same criteria as any other prospective member identified by the Governance and Nominating Committee from any other source.

The general criteria used to assess candidates and existing directors for services on the Board is as set forth below. Specific additional criteria may be added with respect to specific searches. An acceptable candidate/director may not fully satisfy all of the criteria, but is expected to satisfy nearly all of the them.

(a)	Leadership and professional excellence;

(b)	Intelligence, judgment and ethics;

(c)	General experience, which means at least 5 years experience as a CEO, COO or head of a major operating division of a successful business or as a successful entrepreneur or alternatively, the individual has at least 10 years of significant experience in the private, government or academic sector in a general area of expertise desired by the Board;

(d)	Specific experience, which may be topical, geographical or market related experience;

(e)	Diversity of perspective;

(f)	Ability to influence customers or win business;

(g)	Ability to work actively in a collegial environment;

(h)	Availability;

(i)	Understanding of financials;

(j)	Willingness to represent and act in the interests of all stockholders of the Company rather than the interests of a particular group; and

(k)	Independence.

The re-nomination of existing directors should not be viewed as automatic, but should be based on continuing qualification under the criteria set forth above.

•	For incumbent directors standing for re-election, the Governance and Nominating Committee will assess the incumbent director’s performance during his or her term, including the number of meetings attended, level of participation, and overall contribution to the Company; the number of other company boards on which the individual serves, composition of the Board at that time, and any changed circumstances affecting the individual director which may bear on his or her ability to continue to serve on the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file an initial report of securities ownership on Form 3 and reports of changes in securities ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”). Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 or 5 were required for such persons, we believe that, for the reporting period from February 1, 2003 to January 30, 2004, all required Section 16(a) filings were made on a timely basis, except for two Forms 3 for Mssrs. Goldsmith and Moran reporting that they were now Section 16 directors for the Company which were filed after the deadline for the applicable filing.

Code of Ethics

Portal has a Code of Ethics in place for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. One may obtain a copy of the Code of Ethics, without charge, from the investor relations section of our website at www.portal.com or by writing to the Investor Relations director at 10200 S. De Anza Boulevard, Cupertino, California 95014.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to us and our subsidiaries for the fiscal years ended January 30, 2004 and January 31, 2003 and 2002 by our Chief Executive Officer and each of our four other most highly compensated executive officers whose salary and bonus for the 2004 fiscal year was in excess of $100,000. Such individuals are referred to as the named executive officers. No other executive officer who would have otherwise been included in such table on the basis of salary and bonus earned for the 2004 fiscal year has resigned or terminated employment during that fiscal year.

	Fiscal Year	Annual Compensation			Long-Term Compensation Awards		Other Compensation
Name and Principal Position in Fiscal Year 2004		Salary ($)(1)	Bonus ($) (2)		Number of Shares Underlying Options(3)
John E. Little	2004	$260,000	$0		150,000		—
Chairman of the Board	2003	$260,000	$0		272,000	(4)	—
and Chief Executive Officer	2002	$260,000	$0		0		—

Glenn R. Wienkoop (5)	2004	$350,000	$0		100,000		$630,000	(6)
President and Chief	2003	$299,520	$0		487,000	(7)	—
Operating Officer	2002	—	—		—		—

Howard A. Bain III	2004	$300,000	$0		85,000		—
Senior Vice President,	2003	$250,385	$0		260,000	(8)	—
Chief Financial Officer	2002	$114,615	$37,500	(9)	80,000		—

David S. Labuda	2004	$276,480	$0		65,000		—
Chief Technology Officer	2003	$229,762	$0		532,600	(10)	—
	2002	$217,462	$0		0		—

Bhaskar M. Gorti	2004	$247,500	$0		50,000		—
Senior Vice President,	2003	$135,985	$0		92,000	(11)	—
Marketing and Alliances	2002	—	—		—		—

(1)	Salary includes amounts earned in the year indicated but deferred pursuant to Portal’s 401(k) savings plan.
(2)	Bonuses for each year include amounts earned for such year, even if paid in a subsequent year, and exclude bonuses paid during such year that were earned in a prior year.
(3)	Applicable rules of the SEC require that options which are granted and repriced in the same fiscal year must be treated as two separate option grants: the first grant covering the number of shares subject to the option at the time of grant and the second grant covering the number of shares subject to the option at the time of the repricing. In addition, options granted in the 2003 fiscal year in replacement for options for a greater number of shares cancelled in the 2002 fiscal year as part of the July 2001 option exchange program must be also be reported as a 2003 fiscal year option grant. Further all share numbers have been adjusted to reflect a one-for-five reverse stock split that was effected on September 26, 2003.
(4)	Includes options for 72,000 shares that were granted on February 7, 2002 pursuant to the July 2001 option exchange program in replacement for cancelled options covering 96,000 shares.
(5)	Mr. Wienkoop’s employment with the Company ended in February 2004.
(6)	Represents severance benefits to be paid to Mr. Wienkoop in connection with his termination of employment in February 2004. This payment will be made in twenty-four semi-monthly installments of $26,250 each over the twelve month period measured from March 2, 2004.
(7)	400,000 of the shares are attributable to an option for 200,000 shares granted in the 2003 fiscal year and subsequently repriced to $3.45 per share on November 7, 2002 in connection with the November 2002 repricing program.
(8)	120,000 of the shares are attributable to an option for 60,000 shares granted in the 2003 fiscal year and subsequently repriced to $3.45 per share on November 7, 2002 in connection with the November 2002 repricing program. An additional 80,000 of the shares are attributable to an option granted in an earlier fiscal year but subsequently repriced to $3.45 per share on November 7, 2002 in connection with the November 2002 repricing program.
(9)	Represents a sign-on bonus.
(10)	72,600 of the shares are attributable to (i) an option for 36,300 shares granted on February 7, 2002 pursuant to the July 2001 option exchange program in replacement for cancelled options covering 48,400 shares and (ii) the repricing of that 36,300-share option to $3.45 per share on November 7, 2002 in connection with the November 2002 repricing program. An additional 400,000 of the shares are attributable to an option for 200,000 shares granted in the 2003 fiscal year but subsequently repriced to $3.45 per share on November 7, 2002 in connection with the November 2002 repricing program.
(11)	54,000 of the shares are attributable to an option for 27,000 shares granted in the 2003 fiscal year and subsequently repriced to $3.45 per share on November 7, 2002 in connection with the November 2002 repricing program.

Stock Option Grants in Last Fiscal Year

The following table contains information concerning the grant of stock options in fiscal year 2004 to the named executive officers and the potential realizable value of such stock options at assumed annual rates of stock appreciation over the terms of such stock options. No stock appreciation rights were granted to the named executive officers during fiscal year 2004.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Number of Shares Underlying Options Granted (1)	% of Total Options Granted to Employees in FY 2004	Exercise Price Per Share 3	Expiration Date	5%	10%

John E. Little	150,000	7.6%	$14.63	10/09/2013	$1,379,631	$3,495,982

Glenn R. Wienkoop	100,000	5.1%	$14.63	10/09/2013	$919,754	$2,330,654

Howard A. Bain III	85,000	4.3%	$14.63	10/09/2013	$781,791	$1,981,056

David S. Labuda	65,000	3.3%	$14.63	10/09/2013	$597,840	$1,514,925

Bhaskar M. Gorti	20,000	1.0%	$8.85	06/12/2013	$111,276	$281,973
	30,000	1.5%	$14.63	10/09/2013	$275,926	$699,196

(1)	The grant dates for the options were June 13, 2003 and October 10, 2003. Each option has an exercise price equal to the fair market value on the grant date and will become exercisable in 48 successive equal monthly installments upon the optionee’s completion of each month of service over the 48-month period measured from the grant date. The options have a 10-year term measured from such grant date, subject to earlier termination following the optionee’s cessation of employment. In the event of an acquisition of Portal by merger or sale of all or substantially all of the assets of Portal, the options, to the extent outstanding at that time but not fully exercisable will accelerate and become exercisable for all the option shares as fully-vested shares unless the successor corporation agrees to assume the options or substitute equivalent options therefore. In addition, the options shall become immediately exercisable in the event that the optionee’s employment is involuntarily terminated without cause within 12 months following a change in control of Portal in which those options are assumed or otherwise continued in effect.
(2)	The 5% and 10% rates of appreciation are specified by the rules of the Securities and Exchange Commission and do not represent our estimates or projections of future common stock prices.
(3)	The exercise price may be paid in cash, in shares of our common stock valued at fair market value on the exercise date or, to the extent allowable under applicable law or Portal’s company policy, through a cashless exercise procedure involving the same-day sale of the purchased shares.

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

	Shares Acquired on Exercise	Aggregate Value Realized (1)	Number of Shares Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In- the-Money Options at Fiscal Year-End (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
John E. Little	—	$0.00	172,497	249,503	—	—
Glenn R. Wienkoop	58,748	$587,964	84,564	243,687	$294,842	$702,834
Howard A. Bain III	7,500	$51,000	114,585	162,915	$412,884	$410,666
David S. Labuda	—	$0.00	156,738	204,562	$600,864	$638,669
Bhaskar M. Gorti	—	$0.00	28,438	76,562	$82,761	$148,788

(1)	Market value of underlying securities on the date of exercise, minus the exercise price.
(2)	Market value of underlying securities on January 30, 2004 ($7.36 per share), minus the exercise price of in-the-money options.

Director Compensation

In fiscal year 2004 non-employee directors received no cash fees in connection with their service on the Board of Directors and its committees, except that non-employee directors were reimbursed by Portal for actual travel and hotel expenses incurred in attending Board meetings.

Newly elected or appointed non-employee directors are eligible to receive discretionary stock option grants under our 1999 Stock Incentive Plan (the “1999 Plan”) in connection with their initial election or appointment to the Board. Accordingly in connection with their appointment to the Board in March 2003, Mr. Goldsmith and Mr. Moran each received a stock option for 16,000 shares with an exercise price of $3.65 per share. Each such option has a maximum term of 10 years, subject to earlier termination upon the optionee’s cessation of Board service, and will vest in 48 successive equal monthly installments upon the optionee’s completion of each of his or her first 48 months of Board service. Each option will, however, immediately vest and become exercisable for all the option shares upon certain changes in control or ownership of Portal.

On the date of each Annual Stockholders Meeting, each of the continuing non-employee Board members who has served in such capacity for at least 6 months will receive an option grant, pursuant to the Automatic Option Grant Program in effect under the 1999 Plan, for 2,400 shares with an exercise price per share equal to the fair market value per share of the common stock on the grant date. Each option will have a maximum term of ten (10) years measured from the grant date, subject to the earlier termination upon the optionee’s cessation of Board service. The option will be immediately exercisable for all the option shares as fully-vested shares. Pursuant to such Automatic Option Grant Program, Messrs. Goldsmith, Martin, Moran, Taylor and Wayman were each granted an option to purchase 2,400 shares of common stock with an exercise price of $7.55 per share on January 28, 2004, the date of the 2003 Annual Meeting.

The 1999 Stock Incentive Plan also contains a director fee option grant program. Should this program be activated in the future, each non-employee Board member will have the opportunity to apply all or a portion of any annual retainer fee otherwise payable in cash to the acquisition of a below-market option grant. Effective February 1, 2004 (the beginning of our 2005 fiscal year), the Board approved a cash compensation plan for our non-employee Board members. Under this plan, each Board member receives an annual retainer of $20,000. Additional retainers are paid as follows: $50,000 for serving as the Outside Lead Director, $8,000 for serving as the Audit Committee Chairperson, $6,000 for serving as the Committee Chairperson for the Compensation or Governance and Nominating Committee, and $4,000 for serving as a member on a Committee. The Chairperson and member retainers are not cumulative. In addition, the Company pays each non-employee Board Member a $1,000 fee for each meeting (an additional meeting fee is paid for meetings that exceed six hours). The Company pays $500 for each telephonic meeting.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently composed of Mr. Moran and Mr. Goldsmith. No interlocking relationship exists between our Board of Directors or compensation committee and the Board of Directors or compensation committee of any other company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of common stock of Portal based upon 43,652,604 shares of our common stock outstanding as of January 30, 2004 as to (a) each current director and nominee for director; (b) each named executive officer; (c) all current directors and executive officers as a group; and (d) each person known to us to beneficially own at that time more than 5% of the outstanding shares of Portal’s common stock. Unless otherwise specified, the address of each beneficial owner is 10200 South De Anza Boulevard, Cupertino, California 95014.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Approximate Percent of Class Owned
John E. Little (2)	7,097,902	15.8%
David S. Labuda (3)	2,197,819	4.7%
Howard A. Bain III (4)	118,994	*
George J. Goldsmith (5)	6,400	*
Bhaskar M. Gorti (6)	26,822	*
J. David Martin (7)	27,400	*
Richard A. Moran (8)	6,400	*
Jennifer Taylor (9)	8,067	*
Robert P. Wayman (10)	24,599	*
Glenn R. Wienkoop (11)	81,955	*
All current executive officers and directors as a group (11 persons) (12)	9,598,791	20.4%

*	Less than one percent.
(1)	The table is based upon information supplied by executive officers, directors and principal stockholders. Unless otherwise indicated, each of the stockholders named in the table has sole voting and investment power with respect to all securities shown as beneficially owned, subject to community property laws where applicable and to the information contained in the footnotes to the table.
(2)	Includes 6,610,305 shares held in trust by Mr. Little, 328,767 shares held by his wife and 158,830 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 30, 2004. Mr. Little disclaims beneficial ownership of the 328,767 shares held by his wife.
(3)	Includes 157,000 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 30, 2004. Includes 1,576,548 shares held in trust by Mr. Labuda as trustee of the David S. Labuda Separate Property Trust U/D/T dated December 30, 1998. Also includes 231,348 shares held in trust by Mr. Labuda and Cindy A. Labuda, Mr. Labuda’s wife, as trustees of the Labuda Community Trust U/D/T dated December 30, 1998. Also includes 75,154 shares of common stock held by Cindy A. Labuda, trustee of the Cindy A. Labuda Separate Property Trust U/D/T dated December 30, 1998 and 56,000 shares held in the name of the Kira Anne Labuda Trust dated 12/31/97. Also includes 25,442 shares held in the name of the Paige Elyse Labuda Trust U/T/A dated 12/28/00. Also includes 25,442 shares held in the name of the Chad Austin Labuda Trust U/T/A dated 12/28/00. Also includes 25,442 shares held in the name of the Evan Pierce Labuda Trust U/T/A dated 12/28/00. Also includes 25,443 shares held in the name of the Trevor Lee Labuda Trust U/T/A dated 12/28/00. Mr. Labuda disclaims beneficial ownership of all of these latter 232,926 shares.
(4)	Includes 108,752 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 30, 2004.
(5)	Includes 6,400 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 30, 2004.
(6)	Includes 26,563 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 30, 2004.
(7)	Includes 7,400 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 30, 2004.

(8)	Includes 6,400 subject to options that are currently exercisable or will become exercisable within 60 days after January 30, 2004
(9)	Includes 8,067 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 30, 2004.
(10)	Includes 24,599 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 30, 2004.
(11)	Includes 79,855 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 30, 2004.
(12)	Includes 587,597 shares subject to options that are currently exercisable or will become exercisable within 60 days after January 30, 2004.

Equity Compensation Plans

The following table sets forth information with respect to our equity compensation plans as of January 30, 2004. There are no outstanding options to acquire shares of our common stock under equity compensation plans or arrangements assumed by us in connection with our acquisitions of other companies, and there are no assumed plans under which any options to acquire such shares may be currently granted.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders:
1999 Stock Incentive Plan	5,668,813		$6.63	2,173,647	(2)(3)
1999 Employee Stock Purchase Plan/2000 International Employee Stock Purchase Plan	0	(1)	—	1,950,626	(2)(4)
Equity Compensation Plans Not Approved by Stockholders:
2000 Supplemental Stock Option Plan	306,341		$4.80	753,451

(1)	Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan and 2000 International Employee Stock Purchase Plan (the “Purchase Plans”). Pursuant to those rights, each eligible employee may purchase up to 700 shares of common stock at semi-annual intervals on the last business day of May and November each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.
(2)	The number of shares of common stock available for issuance under the 1999 Stock Incentive Plan automatically increases on the first trading day of each fiscal year by an amount equal to 4% of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event will any such annual increase exceed 2,100,000 shares. The number of shares of common stock available for issuance under the combined share reserve for the Purchase Plans automatically increases on the first trading day of each calendar year by an amount equal to 2%, of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event will any such annual increase exceed 800,000 shares.
(3)	The 2,173,647 shares may be issued under the 1999 Stock Incentive Plan upon the exercise of stock options or stock appreciation rights, or those shares may be issued without cash consideration through stock bonus awards or pursuant to restricted stock awards or restricted stock units which vest upon the attainment of prescribed performance milestones or the completion of designated service periods.

(4)	Includes the number of shares available for issuance under the combined stockholder-approved reserve for the Purchase Plans.

The 2000 Supplemental Stock Option Plan (the “Supplemental Plan”) was implemented by the Board in December 4, 2000 as a non-stockholder approved plan under which option grants may be made to employees who are neither officers of Portal nor members of the Board on the grant date. The Board has authorized 1,200,000 shares of common stock for issuance under the Supplemental Plan. All option grants must have an exercise price per share not less than the fair market value per share of the common stock on the grant date. No option may have a maximum term in excess of ten years, and each option will be subject to earlier termination within a specified period following the optionee’s cessation of service with Portal (or any parent or subsidiary corporation.) The option will vest in one or more installments over the optionee’s period of service with Portal. However, all outstanding options will vest on an accelerated basis in the event we are acquired and those options are not assumed, replaced or otherwise continued in effect by the acquiring entity. All options granted under the Supplemental Plan will be non-statutory stock options under the federal tax laws, and the plan administrator has the discretionary authority to implement option repricing programs from time to time for the outstanding options. As of January 30, 2004, there were options for 306,341 shares outstanding under the Supplemental Plan, 140,208 shares had been issued, and 753,451 shares remained available for future option grants.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Change in Control Agreements and Employment Contracts

We have entered into a form of change in control agreement with each of the following executive officers: Messrs. Aronson, Bain, Gorti, Labuda, Little and Sullivan. Each agreement provides for severance payments to each officer totaling three times that officer’s annual base salary and target bonus compensation and for accelerated vesting of all of such officer’s then unvested options in the event that the officer is terminated without cause (or resigns in connection with a material reduction in responsibilities or compensation) within 12 months following a change in control of Portal. In addition, the Compensation Committee as plan administrator of the 1999 Stock Incentive Plan has the authority to grant options and to structure repurchase rights under that plan so that the shares subject to those options or repurchase rights will immediately vest in connection with a change in control of Portal, whether by merger, asset sale, successful tender offer for more than fifty percent of the outstanding voting stock or by a change in the majority of the board by reason of one or more contested elections for board membership, with this vesting to occur either at the time of this change in control or upon the subsequent involuntary termination of the individual’s service within a designated period, not to exceed 18 months, following a change in control.

In connection with our former Senior Vice President, Human Resources, Mr. Michael A. Vescuso’s departure from Portal in September 2003, we entered into a Separation Agreement and General Release of All Claims under which we paid him total separation benefits in the amount of $67,788.48 (representing 3 months of salary continuation payments plus 3 months of COBRA coverage at our expense in the amount of $1,346.16 per month). The benefits were paid in three equal monthly installments (subject to deduction of accrued interest in the amount of $2,698 from the first payment with respect to a loan for $60,000 dated May 22, 2002, the principal amount of which was repaid in full by Mr. Vescuso in September 2003). The first installment was paid on November 7, 2003, and the two other payments were made on December 5, 2003 and January 6, 2004, respectively.

In connection with our former Chief Operating Officer, Mr. Glenn Wienkoop’s departure from Portal in February 2003, we entered into a General Release of All Claims under which we will pay him total severance benefits in the amount of $630,000 in semi-monthly installments of $26,250 pursuant to Portal’s regular payroll schedule over the twelve months following March 2, 2004, the effective date of the agreement.

Certain Relationships and Related Transactions

In fiscal year 2004, we made reimbursements to Mr. Little in the amount of $223,818 for expenses he incurred in connection with his use of his own privately-leased aircraft for business-related travel. Our chief executive officer and other executive officers who own or lease aircraft used for business-related travel will be reimbursed for expenses actually incurred in such use of their private aircraft as follows:

•	The executive will normally receive for each flight undertaken for business purposes, if such flight is by means of private aircraft, the cost of a first class ticket on a regularly scheduled commercial aircraft flight between the applicable departure and arrival points (or if there is no service to one or both of such points, the commercial airports closest to the applicable departure and arrival points) on that date. If the executive is accompanied by his spouse or other family members to an event where attendance by spouses or other family members is required or authorized, then a first class ticket reimbursement will also be provided for the spouse and other family members accompanying the executive on the trip.

•	In those cases where our chief financial officer reasonably determines there are no feasible regularly scheduled commercial airline alternatives for travel to be undertaken for a reasonable business purpose within the reasonable time constraints required for such travel and we would accordingly have to charter a flight to achieve the required schedule (for example, the road show for a financing), then the executive will receive, for the use of his aircraft in undertaking such travel, an amount equal to the total cost of the flight determined on the basis of the price charged by NetJets charter service (or a comparable charter service) for the equivalent itinerary.

•	In no event will the total reimbursements to an executive with respect to flights during a fiscal year exceed the total actual operating charges incurred by that executive with respect to those flights.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended January 31, 2004 and 2003 Ernst & Young, LLP provided various audit, audit related, tax and other services to the Company as follows:

	2004	2003
(a) Audit Fees	$906,234	$771,055
(b) Audit Related Fees	$—	$11,319
(c) Tax Fees	$118,925	$221,430
(d) All Other Fees	$10,010	$23,444
Total	$1,035,169	$1,027,248

The components of the total fees were as follows:

Audit Fees:  ($906,234; $771,055).    This category includes the audit of Portal’s annual financial statements, review of financial statements included in Portal’s Form 10-K, quarterly reports, and services that are not normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of annual “management letter” on internal control matters.

Audit-Related Fees:  ($0; $11,319).    The 2003 balance relates to a review of payroll and benefit compliance in EMEA.

Tax Fees:  ($118,925; $221,430).    This category consists of professional services rendered by Ernst & Young, primarily in connection with Portal’s tax compliance activities, including the preparation of tax returns in certain overseas jurisdictions and technical tax advice related to the preparation of tax returns.

All Other Fees:  ($10,010; $23,444).    This category consists of fees for business structuring and other professional services in EMEA and Asia Pacific.

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

3.  Exhibits Required by Item 601 of Regulation S-K.    The management contracts and compensatory plans required to be filed as part of, or incorporated by reference into, this Report are: (i) 1999 Stock Incentive Plan and related documents, Exhibits 10.6—10.14; (ii) 1999 Employee Stock Purchase Plan, Exhibit 10.15; (iii) 1995 Stock Option/Stock Issuance Plan and exhibits, Exhibit 10.5; (iv) Change in Control Severance Agreements, Exhibit 10.3—10.4; (v) 2000 Supplemental Stock Option Plan, Exhibit 10.19; (vi) 2000 International Employee Stock Purchase Plan, Exhibit 10.20; (vii) Separation Agreement and General Release of all Claims dated October 28, 2003, between Portal Software, Inc. and Michael Vescuso, Exhibit 10.23 and (viii) General Release of all Claims dated February 24, 2004, between Portal Software, Inc. and Glenn Wienkoop, Exhibit 10.24.

(b) Reports on Form 8-K.

8-Ks Filed with the SEC: None.

8-Ks Furnished to the SEC:

On November 13, 2003, we furnished to the SEC a current report on Form 8-K under Items 7 and 12 announcing revised estimates for revenue and earnings for our third fiscal quarter ended October 31, 2003.

On November 20, 2003, we furnished to the SEC a current report on Form 8-K under Items 7 and 12 reporting our results of operations for our third fiscal quarter ended October 31, 2003.

(c)  Exhibits.    See Exhibit Index on page 91. The Exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

PORTAL SOFTWARE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Doubtful Accounts:	Balance at Beginning of Year	(Credited) Charged to Expenses	Additions (Deductions)	Balance at End of Year
Year ended January 31, 2004	$2,458	$(189)	$(412)	$1,857
Year ended January 31, 2003	$7,869	$(1,102)	$(4,309)	$2,458
Year ended January 31, 2002	$2,899	$11,033	$(6,063)	$7,869

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf of the undersigned, thereunto duly authorized.

April 14, 2004	PORTAL SOFTWARE, INC.

	By:	/s/ JOHN E. LITTLE
John E. Little Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN E. LITTLE (John E. Little)	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2004

/s/ HOWARD A. BAIN III (Howard A. Bain III)	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	April 14, 2004

/s/ GEORGE J. GOLDSMITH (George J. Goldsmith)	Director	April 14, 2004

/s/ J. DAVID MARTIN (J. David Martin)	Director	April 14, 2004

/s/ RICHARD A. MORAN (Richard A. Moran)	Director	April 14, 2004

/s/ JENNIFER TAYLOR (Jennifer Taylor)	Director	April 14, 2004

/s/ ROBERT P. WAYMAN (Robert P. Wayman)	Director	April 14, 2004

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Bylaws.

3.3	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Registrant’s Form 10-Q filed on December 14, 2000).

3.4	Certificate of Amendment to Restated Certificate of Incorporation dated September 29, 2003.*

3.5	Certificate of Designation for Series A Junior Preferred Stock (included in Exhibit 4.4 below)

4.1(1)	Form of Registrant’s Specimen Common Stock Certificate.

4.2(1)	Amended and Restated Investors’ Rights Agreement, among the Registrant and the investors and founders named therein, dated January 29, 1998.

4.3(1)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated March 3, 1998.

4.4

Rights Agreement between Registrant and EquiServe Trust Company, N.A. dated August 16, 2002 (incorporated by reference from Registrant’s Current Report on Form 8-K (file no. 000-25829) filed on August 20, 2002).

4.5	Form of Indenture (incorporated by reference from Registrant’s Registration Statement on Form S-3 (file no. 333-85070) filed on March 27, 2002).

10.1(1)	Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at Stevens Creek Office Center, Cupertino, California, dated November 4, 1991, as amended.

10.2(1)	Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at 20833 Stevens Creek Boulevard, Cupertino, California, dated as of September 8, 1998.

10.3(5)	Form of Change in Control Severance Agreement for Executive Officers.**

10.4(5)	Form of Change in Control Severance Agreement for Non-executive Officers.**

10.5(1)	Registrant’s 1995 Stock Option/Stock Issuance Plan and exhibits.**

10.6(4)	Registrant’s 1999 Stock Incentive Plan (as Amended and Restated through February 1, 2002).**

10.7(1)	Form of Notice of Grant of Stock Option.**

10.8(1)	Form of Stock Option Agreement.**

10.9(1)	Form of Addendum to Stock Option Agreement (Involuntary Termination Following Corporate Transaction/Change in Control).**

10.10(1)	Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Right)**

10.11(1)	Form of Stock Issuance Agreement.**

10.12(1)	Form Addendum to Stock Issuance Agreement (Involuntary Termination Following Corporate Transaction/Change in Control).**

10.13(1)	Form Automatic Stock Option Agreement.**

10.14(1)	Form Notice of Grant of Non-Employee Director—Automatic Stock Option.**

10.15(4)	Registrant’s 1999 Employee Stock Purchase Plan.**

10.16(1)	Form of Directors’ and Officers’ Indemnification Agreement (pre-October 2002).

10.17(5)	Form of Directors’ and Officers’ Indemnification Agreement (as Amended through October 2002).

Exhibit No.	Description

10.18(4)	Form of Registrant’s Software License Agreement.

10.19	Registrant’s 2000 Supplemental Stock Option Plan (incorporated by reference from Registrant’s Registration Statement on Form S-8 (file no 333-56472) filed on March 2, 2001.**

10.20(4)	Registrant’s 2000 International Employee Stock Purchase Plan.**

10.21(1)	Lease agreement dated June 25, 1999 by and between Registrant and TST Cupertino, L.L.C. for office facilities at Cupertino City Center V, 10200 South De Anza Boulevard, Cupertino, California.

10.22

Lease dated September 1999 between TST Torre, L.L.C. and Portal Software, Inc. for office facilities located at 10201 Torre Avenue, Cupertino, California. (incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2001 filed on April 28, 2000).

10.23	Separation Agreement and General Release of all Claims dated October 28, 2003 between Michael Vescuso and Registrant.* **

10.24	General Release of all Claims dated February 24, 2004, between Glenn Wienkoop and Registrant.* **

10.25

Placement Agency Agreement dated September 11, 2003 between Portal Software, Inc., Raymond James & Associates, Inc. and Kaufman Bros. L.P. (incorporated by reference from Registrant’s Current Report on Form 8-K filed on September 11, 2003).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Ernst & Young LLP, Independent Auditors.*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated herein by reference from Registration Statement on Form S-1 (No. 333-72999).

(2)	Incorporated herein by reference from Annual Report on Form 10-K (No. 000-25829).

(3)	Incorporated herein by reference from Registration Statement on Form S-8 (No. 333-62126).

(4)	Incorporated herein by reference from Annual Report on Form 10-K filed March 25, 2002 (No. 000-25829).

(5)	Incorporated herein by reference from Annual Report on Form 10-K filed May 1, 2003 (No. 000-25829).

*	Filed herewith

**	Compensatory Plan or Arrangement