Form 10-Q
period 2004-04-30
PORTAL SOFTWARE INC
filed 2004-06-09
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

On May 31, 2004, 42,587,278 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

PORTAL SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED APRIL 30, 2004

ITEM 1. FINANCIAL STATEMENTS

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	April 30, 2004	January 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,853	$43,020
Short-term investments	45,922	39,884
Accounts receivable, net of allowance for doubtful accounts of $1,857 at April 30, 2004 and January 31, 2004	23,416	29,749
Restricted short-term investments	1,130	2,556
Prepaid expenses and other current assets	5,463	4,029

Total current assets	104,784	119,238
Property and equipment, net	21,078	20,848
Purchased developed technology, net	1,330	1,995
Restricted long-term investments	13,362	13,164
Other assets	2,809	2,910

	$143,363	$158,155

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,498	$5,390
Accrued employee benefits	9,571	8,829
Current portion accrued restructuring costs	9,002	9,193
Other accrued liabilities	7,835	9,210
Taxes payable	3,106	3,660
Current portion of capital lease obligations	96	96
Deferred revenue	23,819	28,891

Total current liabilities	60,927	65,269
Long-term notes payable	1,559	1,564
Long-term accrued restructuring costs	17,006	18,791
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series:
5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized;
42,365 and 42,038 shares issued and outstanding at April 30, 2004 and January 31, 2004, respectively	42	42
Additional paid-in capital	616,130	618,966
Accumulated other comprehensive income	(1,331)	(647)
Notes receivable from stockholders	(19)	(61)
Accumulated deficit	(550,951)	(545,769)

Stockholders’ equity	63,871	72,531

	$143,363	$158,155

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Quarter Ended April 30,
	2004	2003
Revenues:
License fees	$4,972	$13,570
Services	26,242	18,523

Total revenues	31,214	32,093

Costs and expenses:
Cost of license fees	27	88
Cost of services	15,512	11,613
Amortization of purchased developed technology	665	665
Research and development	7,599	7,167
Sales and marketing	11,217	11,388
General and administrative	3,929	3,333
Stock compensation charges (benefit) (1)	(3,775)	7,090
Restructuring costs	386	—

Total costs and expenses	35,560	41,344

Loss from operations	(4,346)	(9,251)
Interest and other income, net	(301)	123

Loss before income taxes	(4,647)	(9,128)
Provision for income taxes	(535)	(636)

Net loss	$(5,182)	$(9,764)

Basic and diluted net loss per share	$(0.12)	$(0.27)

Shares used in computing basic and diluted net loss per share	42,190	35,714

(1) Stock compensation charges (benefit) relate to the following expense categories:

Cost of services	$(820)	$1,534
Research and development	(1,390)	2,616
Sales and marketing	(1,055)	1,979
General and administrative	(510)	961

Total	$(3,775)	$7,090

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Quarter Ended April 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(5,182)	$(9,764)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,054	1,938
Stock compensation charges (benefit)	(3,775)	7,090
Noncash restructuring costs	386	—
Amortization of purchased developed technology	665	665
Changes in operating assets and liabilities:
Accounts receivable, net	6,504	(11,857)
Prepaid expenses and other current assets	(1,394)	(1,822)
Other assets	101	18
Accounts payable	2,108	4,280
Accrued employee benefits	742	787
Other accrued liabilities and taxes payable	(4,291)	(3,674)
Deferred revenue	(5,072)	4,109

Net cash used in operating activities	(7,154)	(8,230)

INVESTING ACTIVITIES:
Purchases of short-term investments	(28,737)	(22,415)
Sales of short-term investments	1,173	18,502
Maturity of short-term investments	22,396	12,805
Sales and maturities of restricted long-term investments	—	1,400
Purchases of property and equipment	(2,245)	(1,428)

Net cash provided by (used in) investing activities	(7,413)	8,864

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	940	339
Payments received from stockholder notes receivable	42	2
Repayments of notes payable	(5)	(5)
Principal payments under capital lease obligations	—	(11)

Net cash provided by financing activities	977	325

Effect of exchange rate on cash and cash equivalents	(577)	70

Net increase (decrease) in cash and cash equivalents	(14,167)	1,029
Cash and cash equivalents at beginning of period.	43,020	21,502

Cash and cash equivalents at end of period	$28,853	$22,531

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies:

Nature of Business and Basis of Presentation

Portal Software, Inc., or Portal, develops, markets (includes licensing), and supports product-based customer management and billing software solutions primarily for telecommunications and information service providers. Portal’s convergent platform enables service providers to deliver voice, data, video and content services with multiple networks, payment models, pricing plans and value chains. Portal markets its products worldwide through a combination of a direct sales force and distribution partners. Substantially all of Portal’s license revenues are derived from sales of its Portal Infranet® product line.

The accompanying condensed consolidated financial statements include the accounts of Portal and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet at April 30, 2004, the condensed consolidated statements of operations for the three months ended April, 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the three months ended April 30, 2004 and 2003 are not audited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments and non-recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. A non-recurring restructuring charge of $0.4 million was included in the Company’s results for the quarter ended April 30, 2004. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2004 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission.

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

Fiscal year

We adopted a 52/53 week fiscal accounting year commencing with our 2004 fiscal year. Each quarter consists of 13 weeks ending on a Friday. Our 2005 fiscal year began on January 31, 2004, the day following the last day of our 2004 fiscal year, and will end on January 28, 2005. Accordingly, all references as of and for the period ended April 30, 2003 reflect amounts as of and for the period ended May 2, 2003. All references as of and for the period ended January 31, 2004 reflect amounts as of and for the period ended January 30, 2004. The quarter ended April 30, 2004 was comprised of 91 days while the quarter ended April 30, 2003 was comprised of 92 days.

Foreign Currency

Portal considers the functional currency of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date and revenue, costs and expenses are translated at average rates of exchange in effect during the year. Translation gains and losses are reported within accumulated other comprehensive loss. For the quarter ended April 30, 2004, Portal recorded $0.4 million in net foreign exchange losses primarily as a result of remeasuring foreign denominated accounts to the functional currency. Net foreign exchange gains resulting from the remeasurement of foreign denominated accounts to the functional currency were immaterial for the quarter ended April 30, 2003.

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

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Pursuant to the requirements of Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” Portal uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value (“VSOE”) of all undelivered elements exists. VSOE for undelivered elements is based on normal pricing for those elements when sold separately and, for maintenance services, is additionally measured by the renewal rate. The software is considered to have been delivered when Portal has provided the customer with the access codes that allow for immediate possession of the software. The Company’s assessment of a customer’s creditworthiness is a factor in the determination of whether or not collectibility is probable. The determination of creditworthiness requires the exercise of judgment, which affects Portal’s revenue recognition. If a customer is deemed to not be creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash. Additionally, when Portal enters into contracts with industry-standard payment terms, it is Portal’s policy to recognize such revenue when the customer is deemed to be creditworthy and collection of the receivable is probable. Revenue from arrangements with resellers who are not the ultimate users is not recognized until evidence of an arrangement with an end user has been received. Should Portal enter into a transaction with a customer to purchase the customer’s products contemporaneously with the customer’s purchase of software from Portal, Portal’s policy is to recognize the amount of license fees paid to Portal net of the fees paid for the customer’s products.

Services revenues are primarily comprised of revenue from product deployment, configuration, installation, follow-on enhancements and other consulting fees, solutions development, maintenance agreements and training. When license arrangements include services, the license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the services, (3) the services are not essential to the functionality of the software, and (4) VSOE exists on the undelivered services. When software services are not considered essential, which has been the case in the majority of the Company’s license arrangements, the Company recognizes time and materials service contracts as the services are performed. Fixed price services contracts are recognized on a proportional performance basis as determined by the relationship of contract costs incurred to date and the estimated total contract costs, which are regularly reviewed during the life of the contract, subject to meeting agreed upon milestones. In the event that a milestone has not been reached, the associated direct costs deferred and revenue is not recognized until the milestone has been accepted by the customer.

To date, Portal has been able to estimate efforts required under its services contracts, including its fixed price contracts. In the event that cost estimates exceed total expected revenues, Portal’s policy is to accrue for the estimated losses if and when the losses become evident.

For arrangements that do not meet the above criteria, both the license revenues and services revenues are recognized under a contract accounting method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Portal follows the percentage-of-completion method where reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage-of-completion on contracts utilizing costs incurred to date as a percentage of the total costs at project completion, subject to meeting agreed milestones. In the event that a milestone has not been reached, the associated direct costs are deferred and revenue is not recognized until the milestone has been accepted by the customer. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Deferred revenue was comprised of the following (in thousands, unaudited):

	April 30, 2004	January 31, 2004
Deferred license fees	$4,196	$5,834
Deferred services	19,623	23,057

Total deferred revenues	$23,819	$28,891

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. Our investment policy limits the amount of credit risk exposure to any one issuer. Portal is exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet.

Substantially all of Portal’s software and services have been sold to North American, European and Asia-Pacific telecommunication and information service providers, including mobile wireless companies, broadband, electronic content and Internet access companies, as well as other Internet and e-commerce companies. Accordingly, adverse economic trends affecting the communications industry may increase our credit risk in our trade accounts receivable. Portal has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Portal performs ongoing credit evaluations of our customers’ financial condition. Portal does not require collateral.

Affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 40% of revenue recognized during each of the quarters ended April 30, 2004 and April 30, 2003. One majority owned Vodafone affiliate, Vodafone Global Products and Services Limited, accounted for 18% of revenues during the quarter ended April 30, 2004. One majority owned Vodafone affiliate, Vodafone Omnitel, accounted for 22% of revenues during the three months ended April 30, 2003. No other customer accounted for more than 10% of revenues during the quarters ended April 30, 2004 and April 30, 2003. Net accounts receivable from affiliates majority-owned by Vodafone was $6.8 million as of April 30, 2004.

Guarantees

Our license agreements include indemnification for infringements of third-party intellectual property rights and also include certain warranties. No amounts have been accrued relating to those indemnities and warranties, as we do not believe any losses are probable. We have also issued letters of credit totaling $10.1 million related to our leased facilities, a bank guarantee for $0.6 million to support outstanding loans secured by buildings owned by Portal and $0.9 million for a bank guarantee issued in support of Portal’s compliance with performance obligations to a customer. In the event Portal defaults on the terms of the underlying agreements, the beneficiaries may draw on these letters of credit. The requirements to maintain the letters of credit correspond to the terms of the underlying agreements which expire at various dates through 2021.

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

Segment Information

Portal operates solely in one business segment, the development and marketing of business software and related services. Portal’s foreign operations consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network as well as an engineering and development center in India. Portal’s CEO has responsibility as the chief operating decision maker (CODM) as defined by SFAS 131. The CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and certain direct expenses by geographic region for purposes of making operating decisions and assessing financial performance. Portal’s assets are primarily located in its corporate office in the United States and are not allocated to any specific region, therefore Portal does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. As a result, geographic information is presented only for revenues.

Portal’s revenue to external customers outside of North America represented 89% of total revenues in the quarter ended April 30, 2004, compared to approximately 78% in the comparable period ended April 30, 2003 and were derived from sales to Europe (which is defined by Portal as Europe, Middle East and Africa) and Intercontinental (which is defined by Portal as Asia-Pacific, Japan and Central and South America (including Mexico)). For the quarters ended April 30, 2004 and 2003, European revenues were $21.3 million and $20.6 million, respectively, and Intercontinental revenues were $6.6 million and $4.4 million, respectively.

Cash, Cash Equivalents, Short-Term and Long-Term Investments

Portal considers all highly liquid, low-risk debt instruments with an original maturity, at the date of purchase, of three months or less to be cash equivalents. At January 31, 2004 and 2003, cash equivalents and short-term investments consisted primarily of commercial paper, corporate notes, money market funds and government securities.

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

The following summarizes Portal’s cash, cash equivalents and investments (in thousands, unaudited):

	April 30, 2004	January 31, 2004
Cash and cash equivalents:
Cash	$18,152	$24,499
Money market funds	8,803	11,927
Commercial paper	1,898	6,594

Total cash and cash equivalents	28,853	43,020
Short-term investments:
Corporate notes	23,151	8,384
U.S. Government securities	22,771	31,500

Short-term investments	45,922	39,884
Restricted short-term investments:
Cash	80	57
U.S. Government securities	1,050	2,499

Total restricted short-term investments	1,130	2,556
Restricted long-term investments:
Money market funds	—	5,171
Corporate notes	—	7,993
U.S. Government securities	13,362	—

Total restricted long-term investments	13,362	13,164

Total cash, cash equivalents and investments	$89,267	$98,624

Available-For-Sale Securities

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
April 30, 2004
Commercial paper	$1,898	—	—	$1,898
Corporate notes	23,209	$3	$(61)	23,151
U.S. Government securities	37,227	2	$(46)	37,183

Total available for sale debt securities	$62,334	$5	$(107)	$62,232

Amounts included in cash and cash equivalents	$1,898	—	—	$1,898
Amounts included in short-term investments	46,024	$5	$(107)	45,922
Amounts included in restricted short-term investments	1,050	—	—	1,050
Amounts included in restricted long-term investments	13,362	—	—	13,362

Total available for sale debt securities	$62,334	$5	$(107)	$62,232

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
January 31, 2004
Commercial paper	$6,594	—	—	$6,594
Corporate notes	16,366	$18	$(8)	16,376
U.S. Government securities	34,005	8	$(13)	34,000

Total available for sale debt securities	$56,965	$26	$(21)	$56,970

Amounts included in cash and cash equivalents	$6,594	—	—	$6,594
Amounts included in short-term investments	39,879	$26	$(21)	39,884
Amounts included in restricted short-term investments	2,499	—	—	2,499
Amounts included in restricted long-term investments	7,993	—	—	7,993

Total available for sale debt securities	$56,965	$26	$(21)	$56,970

The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands, unaudited):

	April 30, 2004	January 31, 2004
Due within one year	$30,442	$30,893
Due within two years	29,892	19,483
Restricted investments	(14,412)	(10,492)

	$45,922	$39,884

Restricted investments represent collateral for outstanding letters of credit and bank guarantees. The collateral amounts are typically in excess of the face value of the letters of credit and bank guarantees in order to account for potential fluctuations in the value of the investments and exchange rates. As of April 30, 2004, restricted short-term investments of $1.1 million combined with restricted long-term investments of $13.4 million represent collateral for five letters of credit and two bank guarantees. As of April 30, 2004 the five letters of credit totaling $12.6 million were issued in lieu of a cash security deposit and are renewable annually and expire on various dates from October 31, 2004 through March 5, 2021. One bank guarantee for $0.8 million relates to outstanding loans secured by buildings owned by Portal and expires on December 31, 2017. The other bank guarantee for $1.1 million was issued in support of Portal’s compliance with performance obligations to a customer and expires on April 15, 2005. Restricted investments consist of corporate notes and U.S. Government securities maturing over a period of one to two years.

Portal also invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other assets, in the amount of $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) as of April 30, 2004. The investments are accounted for using the cost method as Portal does not have the ability to exercise significant influence over the operations of these companies and Portal’s investment is less than 20% of the outstanding voting shares in each entity. Portal monitors its investments for other than temporary impairment, basing its assessment on a review of the investee’s operations and other indicators. Other indicators include, but are not limited to, capital resources, prospects of receiving additional financing, down rounds and prospects for liquidity of the related securities.

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

Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data; unaudited):

	Quarter Ended April 30,
	2004	2003
Basic and diluted:
Net loss	$(5,182)	$(9,764)

Weighted-average shares of common stock outstanding	42,190	35,721
Less: Weighted-average shares subject to repurchase	—	(7)

Weighted-average shares used in computing basic net loss per share	42,190	35,714

Net loss per share	$(0.12)	$(0.27)

Portal has excluded outstanding stock options from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share was 2,011,000 and 917,000 for the quarters ended April 30, 2004 and April 30, 2003, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

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

The weighted average fair value, per share, of options granted for the quarter ended April 30, 2004 and 2003 was $5.40 and $3.04, respectively.

Summarized below are the pro forma effects on net loss and net loss per share as if Portal had elected to use the fair value approach prescribed by SFAS 123 for valuing options and shares granted under its employee stock purchase plan (in thousands, except per share amounts; unaudited):

	Quarter Ended April 30,
	2004	2003
Net loss, as reported	$(5,182)	$(9,764)
Add: Stock-based employee compensation charges (benefits) included in reported net loss	$(3,775)	7,090
Deduct: Stock-based employee compensation expense determined under the fair value method for all rewards (SFAS 123)	(5,112)	(7,523)

Pro forma net loss	$(14,069)	$(10,197)

Basic and diluted net loss per share:
As reported	$(0.12)	$(0.27)

Pro forma	$(0.33)	$(0.29)

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which includes certain changes in the equity of the Company. Details comprising comprehensive loss is as follows (in thousands; unaudited):

	Quarter Ended April 30,
	2004	2003
Net loss	$(5,182)	$(9,764)
Change in unrealized loss on marketable securities	(107)	(10)
Change in cumulative translation adjustment	(577)	69

Comprehensive loss	$(5,866)	$(9,705)

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

Severance payments are expected to be paid through the end of fiscal 2005. The long-term portion of the accrued restructuring costs is made up of lease payments for vacated facilities, net of expected sublease income, and is currently expected to be paid through 2013. Actual future cash requirements may differ materially from the accrual, particularly if actual sublease income is significantly different from current estimates, if the Company is successful or unsuccessful in its efforts to renegotiate facility leases, or if it is unsuccessful in its attempts to sublet the facilities within a timely manner. During the quarter ended April 30, 2004, the Company recorded a $0.4 million restructuring charge. This was comprised of a $1.9 million increase in an accrual related to extending the time period the Company estimated one of its facilities would be vacant. This increase was partially offset by the reduction in an accrual for a guarantee for which the Company was relieved in the quarter relating to a bank loan due to payment of the loan by the borrower. This resulted in a $1.5 million credit included in the “other” category.

A summary of accrued restructuring costs is as follows (in thousands, unaudited):

	January 31, 2004	Adjustments	Cash Payments	April 30, 2004
				(unaudited)
Severance	$135	$—	$(1)	$134
Facilities	26,136	1,915	(2,359)	25,692
Other	1,713	(1,529)	(2)	182

	27,984	$386	$(2,362)	26,008

Current portion of accrued restructuring costs	9,193			9,002

Long-term accrued restructuring costs	$18,791			$17,006

The restructuring accrual for facilities as of April 30, 2004 of $25.7 million included approximately $18.7 million for future minimum lease payments and $7.0 million for semi-fixed facility related operating costs. If we are unable to find suitable sublessees for our unused facilities, our maximum exposure for future additional lease payments and variable facility-related operating costs which are not included in the accrued restructuring amounts related to facilities is $41.2 million.

Note 3. Interest and Other Income, Net

Interest and other income, net primarily represents net interest income, and net gains and losses resulting from foreign currency exchange rate changes and other income (loss).

The following table sets forth information regarding the Company’s interest and other income, net (in thousands, unaudited):

	Quarter ended April 30,
	2004	2003
Interest income	$246	$228
Net foreign currency exchange gain (loss)	(423)	47
Other loss, net	(124)	(152)

Total interest and other income, net	$(301)	$123

Note 4. Income Taxes

For the three months ended April 30, 2004 the Company recorded a provision for income taxes of $0.5 million, which includes accruals for income tax in foreign jurisdictions and foreign withholding taxes on revenue. With respect to deferred taxes, the Company has recorded a valuation allowance to reduce its deferred tax assets to zero, as it is more likely than not that these assets will not be realized. While Portal has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Portal was to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. Portal will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Note 5. Commitments and Contingencies

Legal Matters

On July 9, 2001, a purported class action complaint was filed in the United States District Court for the Southern District of New York against Portal, certain of its officers and several underwriters of Portal’s initial public offering (“IPO”). The lawsuit alleges violations of Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, arising from alleged improprieties by the underwriters in connection with our 1999 IPO and follow-on public offering, and claims to be on behalf of all persons who purchased Portal Software shares from May 5, 1999 through December 6, 2000. Four additional nearly identical class actions were also filed in July and August 2001 based on essentially the same facts and allegations. Specifically, the complaints allege the underwriters charged certain of their customers fees in excess of those disclosed in the prospectus and engaged in certain allegedly improper activities in connection with the distribution of the IPO shares. The complaint was subsequently amended to allege similar claims with respect to our secondary public offering in September 1999.

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

Portal has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement proposal presented to all between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against Portal and its executive officers named in the suit, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the public offering cases, and for the assignment or surrender of control of certain claims Portal may have against its underwriters. Neither Portal nor its executive officers named in the suit will be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which Portal does not believe will occur. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The parties have negotiated a settlement agreement, which has not yet been executed. The agreement will be subject to approval by the court, which cannot be assured, after class members are given the opportunity to object to the settlement, or opt out of the settlement.

On November 13, 2003, Portal announced that its results for the quarter ended October 31, 2003 would be lower than previously estimated. On November 20, 2003, a purported class action complaint was filed in the United States District Court for the Northern District of California against Portal, and certain of its officers and directors. The lawsuit claims to be on behalf of all persons who purchased Portal shares from May 20, 2003 through November 13, 2003 (the “Class Period”). Several similar class actions have also been filed in the same court based on essentially the same facts and allegations. These cases were consolidated on February 4, 2004, and a lead plaintiff and lead plaintiff’s counsel were appointed on March 25, 2004. On May 24, 2004, the lead plaintiff filed a consolidated amended complaint alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, arising from allegations that during the Class Period Portal recognized revenue improperly and failed to disclose declining demand for its products and services. The consolidated amended complaint seeks damages in an unspecified amount. Portal is scheduled to respond to the consolidated amended complaint on July 6, 2004.

On November 17, 2003, a stockholder derivative action was filed in the Superior Court of California, County of San Mateo against the members of the Board of Directors and certain officers of Portal alleging breach of fiduciary duty and other violations of state law. A second similar action was filed in the Superior Court of California, County of San Mateo on November 25, 2003. These complaints are based on allegations that the defendants misrepresented Portal’s financial projections in connection with the quarter ended October 31, 2003, and that certain of the defendants violated state laws relating to insider trading. The actions seek damages in an unspecified amount, disgorgement of improper profits and attorney’s fees, among other forms of relief. In February 2004, both derivative actions were transferred to Santa Clara County Superior Court. The plaintiff in the second action has agreed, and the Court has so ordered, that the proceedings in the second action be stayed pending the conclusion of the first filed action. The plaintiff in the first filed action is scheduled to file an amended complaint on or about September 30, 2004.

Portal believes that the claims asserted by these lawsuits are without merit, and intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, Portal cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect Portal’s business and could result in payment of significant damages by Portal, all of which would harm our financial condition and results of operations.

Note 6. Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities- An Interpretation of Accounting Research Bulletin No. 51,” (FIN 46R). FIN 46R requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. Application of FIN 46R is required in financial statements of companies that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company had no investments in variable interest entities as of April 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements relating to future revenue and product sales, gross margins, product development, operating expenses and the sufficiency of financial resources to support our future operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations which involve inherent risks and uncertainties, including those discussed below and under the heading “Risks Associated with Our Business and Future Operating Results” that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Business

We develop, market, provision, and support customer management and billing (“CM&B”) solutions primarily for telecommunications and information service providers. Our convergent platform enables service providers to deliver voice, data, video and content services with multiple networks, payment models, pricing plans and value chains.

We believe that the growth and rapid change in the telecommunications and information service provider market provide a unique opportunity for our solutions which provide real-time, flexible and scalable solutions for these markets. To fully realize this opportunity, we must expand our penetration in this market to enable us to increase our revenues and to achieve profitability and positive cash flow.

While we currently provide solutions for some of the leading global telecommunications and information service providers, we face competitors with substantially greater financial resources than us. As such, we must demonstrate to our customers our ability to successfully compete with larger solution providers, our ability to provide an equal or greater ability to support our products today and in the future and our ability to continue to enhance our products to support this rapidly changing market.

Financial

Beginning with fiscal 1997, substantially all of our revenues have come from the license of one product line, Portal Infranet, and from related services. Revenues consist of Infranet licenses, professional services and maintenance fees. License revenues are comprised of perpetual or multi-year license fees, which are primarily derived from contracts with telecommunications and information service providers. Professional services include implementation services, training, business consulting, operational support services and solutions development. Solutions development consists of custom engineered development efforts tailored to the needs of specific customers. These services are provided throughout the customer lifecycle. We believe that future revenues will be generated primarily from the following sources:

•	services for the deployment of licenses and follow-on solutions related to our customers’ end-to-end billing needs, including solutions development;

•	license fees from new customers; for new products or new Infranet modules to existing customers; and growth in the subscriber base of existing customers, which will lead to increased revenue from subscriber-based licenses; and

•	annual maintenance fees for the support of existing deployments and rights to access when-and-if available upgrade enhancements to our platform.

We have established a series of relationships with systems integrators and hardware platform, software and service providers. We have derived, and anticipate that we will continue to derive, some portion of our revenues from customers that have significant relationships with our integration and platform partners.

As a result of continuing consolidation in the telecommunications and information provider industries and the reduction in capital available for emerging companies, we expect to derive an increasing portion of our total revenues from large telecommunications and information service providers. We continue to focus on increasing the number of arrangements involving solutions development services. One of the impacts of this change to more arrangements involving solutions development services is that solutions development services revenue would be recognized under the percentage of completion method as services revenue, rather than being recorded as license revenue upon initial delivery.

The portion of our total revenues that is derived from international operations has increased substantially in recent years. In the first quarter ended April 30, 2004, international revenues were 89% and U.S. revenues were 11% of our total revenues. As a result, we face greater exposure to the risks associated with international operations. We believe that in the future a larger portion of our services revenues will be based on fixed price contracts and that our future contracts will contain a larger component of solutions development services. This could result in a higher portion of revenue being recognized under the percentage of completion method or increase the risk of delays in achieving contractual milestones. In addition, our margins and overall profitability on fixed price contracts could be more difficult to estimate than on time and materials contracts. For a description of factors that may affect our future results see “Risks Associated with Our Business and Future Operating Results.”

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, restructuring activities, depreciation methodology, etc.). We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates:

•	Revenue Recognition
•	Allowance for Doubtful Accounts
•	Long-Lived Assets
•	Accrued Restructuring Expenses
•	Income Taxes

Our management has reviewed our critical accounting policies, critical accounting estimates, and the related disclosures with the Audit Committee. Additional information about these critical accounting policies may be found in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.”

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

	QUARTER ENDED APRIL 30, (IN THOUSANDS)		PERCENT OF REVENUES QUARTER ENDED APRIL 30,		PERCENT INCREASE (DECREASE)
	2004	2003	2004	2003	2004 vs. 2003
Revenues:
License fees	4,972	13,570	16%	42%	(63)%
Services	26,242	18,523	84	58	42

Total Revenues	31,214	32,093	100	100	(3)
Costs and expenses:
Cost of license fees	27	88	—	—	(69)
Cost of services	15,512	11,613	50	36	34
Amortization of purchased developed technology	665	665	2	2	—
Research and development	7,599	7,167	24	22	6
Sales and marketing	11,217	11,388	36	36	(2)
General and administrative	3,929	3,333	13	10	18
Stock compensation charges (benefit)	(3,775)	7,090	(12)	22	(153)
Restructuring costs	386	—	1	—	100

Total costs and expenses	35,560	41,344	114	128	(14)

Loss from operations	(4,346)	(9,251)	(14)	(28)	(53)
Interest and other income, net	(301)	123	(1)	—	(345)

Loss before income taxes	(4,647)	(9,128)	(15)	(28)	(49)

Provision for income taxes	(535)	(636)	(2)	(2)	(16)

Net loss	(5,182)	(9,764)	(17)	(30)	(47)

The decrease in revenues during the quarter ended April 30, 2004 was the result of a decrease in our license revenues partially offset by an increase in maintenance revenues and increased demand for our professional services, primarily solutions development, which increased our professional services revenue. License fees revenues decreased in the quarter ended April 30, 2004 when compared to the quarter ended April 30, 2003 due to a reduction in the number of large customer orders in the quarter ended April 30, 2004 when compared to the quarter ended April 30, 2003.

Services revenues increased in the quarter ended April 30, 2004 compared to the quarter ended April 30, 2003 primarily due to revenue recognized from the completion of milestones on our solutions development efforts. In addition, services revenue increased due to the increased demand for our implementation services from wireless operators and content providers. Wireless customers have purchased smaller licenses initially for internal purposes and then have entered into professional services engagements spanning multiple quarters prior to making a decision to purchase additional licenses to be used in a production environment based on a specific number of subscribers. This has led to an increase in the overall volume of consulting services performed during the quarter ended April 30, 2004.

Affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 40% of revenue recognized during each of the quarters ended April 30, 2004 and April 30, 2003. One majority owned Vodafone affiliate, Vodafone Global Products and Services Limited, accounted for 18% of revenues during the quarter ended April 30, 2004. One majority owned Vodafone affiliate, Vodafone Omnitel, accounted for 22% of revenues during the three months ended April 30, 2003. No other customer accounted for more than 10% of revenues during the quarters ended April 30, 2004 or April 30, 2003. Net accounts receivable from affiliates majority-owned by Vodafone was $6.8 million as of April 30, 2004.

Geographical Revenues

	Quarter Ended April 30,		Percent Change
(dollars in million; unaudited)	2004	2003
North America	$3.3	$7.1	(54)%
Percentage of total revenues	11%	22%
International
Europe	21.3	20.6	3%
Percentage of total revenues	68%	64%
Intercontinental	6.6	4.4	50%
Percentage of total revenues	21%	14%

Total international	27.9	25.0	12%
Percentage of total revenues	89%	78%

Total revenues	$31.2	$32.1	(3)%

North American revenues, which are defined as revenues from the United States and Canada, decreased in the quarter ended April 30, 2004 compared with the quarter ended April 30, 2003 primarily due to the shift from Internet based customers to customers in the wireless industry. North American wireless carriers largely outsource their billing applications to billing providers, and have not allocated significant funds to internal billing projects due to ongoing consolidations within the industry. In addition, we experienced a decline in the volume of orders in North America in the quarter ended April 30, 2004 when compared with the quarter ended April 30, 2003. Revenues for EMEA, defined as Europe, Middle East and Africa increased in the quarter ended April 30, 2004 compared with the quarter ended April 30, 2003 primarily as a result of our success in obtaining new business with wireless and content service providers in this region. In addition, EMEA revenues increased due to the completion of certain milestones on consulting projects that resulted in revenue recognized on these projects. Intercontinental revenues, which are defined by us as Asia-Pacific, Japan and Central and South America (including Mexico) increased in the quarter ended April 30, 2004 when compared with the quarter ended April 30, 2003 primarily as a result of obtaining new business with a wireless provider in Japan, and with wireless and cable providers in Central and South America (including Mexico).

Cost of License Fees

Cost of license fees consists of the cost of software used in the fulfillment process and third-party royalty obligations with respect to third-party technology included in Portal Infranet. These costs decreased due to a reduction in third party royalty obligations in the quarter ended April 30, 2004 compared to the quarter ended April 30, 2003.

Cost of Services

Cost of services primarily consists of personnel and related costs for our professional service and maintenance offerings. We also include personnel and related costs of employees in our research and development function who spend time working on billable professional services engagements, primarily on solutions development projects. The increase in cost of services for the quarter ended April 30, 2004 from the quarter ended April 30, 2003 is primarily due to increases in headcount, including $1.9 million of costs transferred from research and development for the time research and development personnel worked on billable solutions development engagements, and increased subcontractor expense. The increased headcount was required to accommodate the higher demand for our professional services offerings which resulted in the increase in our services revenues this quarter. Gross margin for services was approximately 41% for the quarter ended April 30, 2004 compared with approximately 37% for the quarter ended April 30, 2003. Service gross margins improved due to higher margins on maintenance, increased demand for our service offerings and increased efficiencies in our professional services organization as a result of higher utilization rates. For the quarter ended April 30, 2004 we also incurred significant costs on a professional services engagement for which we did not have an executed agreement with the customer and, therefore, did not recognize any related revenue. Should the Company fail to enter into a consulting agreement with this customer, Portal may not record any revenue associated with our consulting efforts. With a contract executed, our margins would have been higher for the quarter ended April 30, 2004. Because we incurred these costs in the first quarter, to the extent that we are able to recognize the related revenues resulting from executing the contract in future periods, our margins on this project in these future periods may be higher than the margins for this project in the quarter ended April 30, 2004. There can be no assurance that current margin levels can be maintained in the future.

Amortization of Purchased Developed Technology

For the quarters ended April 30, 2004 and 2003, we amortized purchased developed technology related to our investment in Solution42 in the amount of $0.7 million. Amortization of purchased developed technology will continue to negatively impact our operating results in the future. Future amortization expense of the remaining purchased developed technology is currently estimated to be $1.3 million in the remainder of fiscal year 2005.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs for our development and certain technical support efforts. Research and development expenses were $7.6 million for the quarter ended April 30, 2004, as compared to $7.2 million for the quarter ended April 30, 2003. This increase in the quarter ended April 30, 2004 was due to higher headcount related expenses partially offset by the transfer of $1.9 million of costs to cost of services expense for the time research and development personnel worked on billable solutions development engagements. Research and development expense increased as a percentage of revenue from the quarter ended April 30, 2003 to the quarter ended April 30, 2004 due to an increase in research and development costs in absolute dollar terms and a decrease in revenue during the same period. We have not capitalized any software development costs to date.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel and related costs and commissions for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new and the maintenance of existing strategic partnerships. Sales and marketing expenses were $11.2 million for the quarter ended April 30, 2004 as compared to $11.4 million for the quarter ended April 30, 2003. The decrease in sales and marketing expenses for the quarter ended April 30, 2004 is due to reduced headcount related expenses, including commissions, as a result of a decrease in the number of sales and marketing personnel.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, as well as litigation and other legal expenses and, information system and facilities expenses not allocated to other departments. General and administrative expenses were $3.9 million for the quarter ended April 30, 2004 as compared to $3.3 million for the quarter ended April 30, 2003. The increase in general and administrative expenses for the quarter ended April 30, 2004 was primarily due to increases in legal fees, audit fees and Sarbanes-Oxley related compliance costs for the period. General and administrative expense increased as a percentage of revenue from the quarter ended April 30, 2003 to the quarter ended April 30, 2004 due to an increase in general and administrative costs in absolute dollar terms and a decrease in revenues during the same period.

Stock Compensation Charge (Benefit)

In November 2002, our Compensation Committee approved a plan to reprice stock options for employees (excluding our Chief Executive Officer and members of our Board of Directors). Under this repricing plan, 4,154,999 outstanding options with an exercise price greater than $3.45 per share (the closing market price on the date of repricing) were repriced to an exercise price of $3.45 per share. There were no changes to the vesting schedules of these options. These repriced options became subject to variable accounting, which requires that they be remeasured based upon the current fair market value of our common stock at the end of each accounting period until they are exercised or expire. As a result for the quarter ended April 30, 2004 we recorded a stock compensation credit of $3.8 million due to the decrease in the price of our common stock during the quarter ended April 30, 2004. Total shares subject to variable accounting as of April 30, 2004 and April 30, 2003 were 2,059,258 and 3,752,258, respectively.

The following table shows the amounts of stock compensation charge (benefit) that would have been recorded under the following categories had stock compensation charge (benefit) not been separately stated on the statements of operations.

	Quarter Ended April 30,
(in thousands; unaudited)	2004	2003
Cost of services	$(820)	$1,534
Research and development	(1,390)	2,616
Sales and marketing	(1,055)	1,979
General and administrative	(510)	961

	$(3,775)	$7,090

Restructuring Costs

Restructuring costs were $0.4 million for the quarter ended April 30, 2004 for the restructuring plans approved by Portal’s Board of Directors in July 2002. The 2002 plan included a reduction in workforce of approximately 250 employees, facilities reductions and asset write-offs. The restructuring cost for the quarter ended April 30, 2004 was comprised of a $1.9 million increase in an accrual related to extending the time period we estimated one of our facilities would be vacant. This increase was partially offset by the reduction in an accrual for a guarantee for which the Company was relieved in the quarter relating to a bank loan due to payment of the loan by the borrower. This resulted in a $1.5 million credit included in the “other” category.

A summary of accrued restructuring costs is as follows (in thousands):

	January 31, 2004	Adjustments	Cash Payments	April 30, 2004
				(unaudited)
Severance	$135	$—	$(1)	$134
Facilities	26,136	1,915	(2,359)	25,692
Other	1,713	(1,529)	(2)	182

	27,984	$386	$(2,362)	26,008

Current portion of accrued restructuring costs	9,193			9,002

Long-term accrued restructuring costs	$18,791			$17,006

Provision for Income Taxes

Our provision for income taxes was $0.5 million and $0.6 million for the quarters ended April 30, 2004 and 2003, respectively. The income tax provision includes accruals for income tax in foreign jurisdictions and foreign withholding taxes on revenue. Foreign withholding taxes, when applicable, result from gross income regardless of overall profitability. We recorded net losses of $5.2 million and $9.8 million for the quarters ended April 30, 2004 and 2003, respectively. These losses were allocated among Portal and it’s subsidiaries in accordance with our transfer pricing policies which we believe are in accordance with OECD guidance. However, this guidance is inherently subjective and in some jurisdictions income taxes have been paid or accrued.

We believe there is sufficient uncertainty regarding the realization of our deferred tax assets to require a valuation allowance. These factors include consideration of past operating results, the competitive nature of our market and the unpredictability of future operating results. Therefore, we continue to reserve our deferred tax assets as of April 30, 2004. We will continue to assess our ability to realize tax benefits available to us based on actual and forecasted operating results.

Liquidity and Capital Resources

We have generated net losses from operations during the past several years. Our operations have largely been funded by sales of our common stock. In fiscal 2004, we raised net proceeds of $56.0 million through the sale of common stock in a registered offering. The proceeds of this stock offering have been partially used to fund our operating losses incurred in fiscal 2004 and fund our restructuring efforts. We may continue to generate operating losses in the future which may require us to raise additional capital. We believe we have adequate funds to meet our operating needs for the next twelve months.

Cash, cash equivalents and investments (including restricted investments of $14.5 million) totaled $89.3 million at April 30, 2004, compared with a balance of $98.6 million (including restricted investments of $15.7 million) at January 31, 2004.

We used cash totaling $7.2 million in operations during the quarter ended April 30, 2004, a decrease of $1.0 million from the $8.2 million used during the quarter ended April 30, 2003. Net cash used in operations during the quarter ended April 30, 2004 was primarily comprised of a $5.2 million net loss, an increase in prepaid expenses and other current assets of $1.4 million, a decrease in other accrued liabilities of $4.3 million, and a decrease in deferred revenue of $5.1 million, offset by a decrease in accounts receivable of $6.5 million, and an increase in accounts payable of $2.1 million. For the quarters ended April 30, 2004 and 2003, adjustments made for non-cash expenses, such as depreciation and amortization, stock compensation charges (benefit), non-cash restructuring costs, and amortization of purchased intangibles amounted to a $0.7 million reduction of cash and a $9.7 million increase in cash, respectively. The decrease in non-cash expenses for the quarter ended April 30, 2004 as compared to the comparable period in the prior year is due to stock compensation charges in fiscal 2004 and stock compensation benefits in fiscal 2005.

The decrease in accounts receivable for the quarter ended April 30, 2004 was due to the decrease in revenues for the quarter ended April 30, 2004 when compared with the quarter ended January 31, 2004. The increase in prepaid expenses and other current assets was primarily due to the increase in deferred consulting costs as a result of costs incurred prior to the recognition of the related revenue on professional services projects. The increase in accounts payable was primarily related to the timing of certain consulting- related payments.

Net cash used in investing activities was $7.4 million for the quarter ended April 30, 2004, a decrease of $16.3 million from the $8.9 million provided in the quarter ended April 30, 2003. Net cash used in investing activities in the quarter ended April 30, 2004 primarily reflected net activity in short and restricted long term investments. During the quarter ended April 30, 2004 and 2003, purchases of property and equipment amounted to $2.2 million and $1.4 million, respectively.

Net cash provided by financing activities was $1.0 million for the quarter ended April 30, 2004, an increase of $0.7 million from the $0.3 million provided in the quarter ended April 30, 2003. Net cash provided by financing activities in the quarter ended April 30, 2004 and 2003 primarily reflected the issuance of common stock related to our stock incentive plans.

The total future cash outlay for the restructuring plans enacted in fiscal 2003 and 2002 is currently estimated to be approximately $26.0 million, which includes severance-related costs as well as lease liabilities related to the consolidation of facilities and is expected to be funded by available cash. Lease payments for impacted facilities, net of expected sublease income, are expected to be $25.7 million and are expected to be paid out through 2013.

Our capital requirements depend on numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors. Our planned expense levels for each of the fiscal quarters of fiscal 2005 exceed the revenues we generated in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005. As a result, we will need to generate increased revenues from licenses of our products and sale of our services to achieve and maintain operating profitability. We believe that our current cash balances will be sufficient to fund our operations for the next 12 months. However, we may seek financing at any time that we determine that market conditions are favorable. Additional funding, if needed, may cause dilution to our stockholders or the incurrence of debt and such funding may not be available on terms acceptable to us, or at all.

The following table summarizes our contractual obligations, including related interest charges, as of April 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Year ending January 31,	Long- term notes payable	Non-cancelable operating leases, net of sublease	Total
2005 (remaining nine months)	$71	$9,292	$9,363
2006	96	11,971	12,067
2007	96	11,168	11,264
2008	96	11,145	11,241
2009	96	11,413	11,509
Thereafter	1,764	34,867	36,631

Total minimum payments	2,219	89,856	92,075
Less amount representing interest	(564)	—	(564)

Present value of future payments	$1,655	$89,856	$91,511

The following table summarizes our other commitments as of April 30, 2004 and the effect such commitments could have on our liquidity and cash flows in future periods if the letters of credit or the guarantees were drawn upon. Restricted investments represent the collateral for these commitments. (In thousands)

	Total	Less than 1 year	1-5 years	Over 5 years
Letters of credit	$10,135	$80	$—	$10,055
Guarantees	1,475	840	$—	635

	$11,610	$920	$—	$10,690

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

This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “anticipates”, “expects”, “designs”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, and all of which are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this section entitled “Risks Associated With Our Business and Future Operating Results” and elsewhere in this report. Forward-looking statements may ultimately prove to be incorrect. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update these statements or to publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OUR REVENUES MAY CONTINUE TO BE ADVERSELY AFFECTED AS A RESULT OF ECONOMIC AND POLITICAL CONDITIONS AFFECTING OUR TARGET MARKETS

We primarily market our products and services to providers of telecommunications and information services. During the past few years, the telecommunications industry has experienced a difficult economic environment. The substantial number of business failures and the decline in the market value of “dot-com” and other technology companies in the past few years has made it more difficult for emerging communication and electronic content companies to obtain financing for their operations. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Many communications and content companies have significantly reduced their expenditures and have reduced or deferred their purchases of software and related products and the introduction of many new communication services has been delayed or cancelled. Cancellations of existing or planned services also adversely impact our potential professional service, maintenance and support revenues. Reductions in spending by these companies have resulted in intense competition for their available spending and increased price competition and reductions for products and professional services, including those provided by us and our competitors. Any general decrease by our customers and potential customers in their rate of software and network investments results in a significant decrease in our revenues and operating income. These trends in technology and software spending dramatically impacted our business in fiscal 2002, 2003 and 2004 and will continue to adversely affect our business until conditions improve. In addition, even after business conditions improve, our customers and potential customers may continue to demand price discounts and other benefits.

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

WE EXPECT TO INCUR ADDITIONAL LOSSES AND CANNOT BE CERTAIN THAT WE WILL BE PROFITABLE OR GENERATE POSITIVE CASH FLOW

In order to be profitable or generate positive cash flow, we must significantly increase our revenues or further reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues to attain profitability in any future period. Moreover, we have already significantly reduced our expenses through a series of restructurings and there may be a limit to our ability to further reduce expenses without significantly damaging our operational capabilities. We incurred net losses of approximately $5.2 million for the quarter ended April 30, 2004 and $40.2 million, $72.2 million and $395.5 million for fiscal years 2004, 2003 and 2002, respectively.

The decrease in capital expenditures by telecommunications companies as well as the general economic slowdown has adversely affected our revenues and will make it difficult to increase revenues until spending in our target markets increases. We also expect that we will continue to face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we have experienced and may continue to experience price competition that would lower our gross margins and reduce our ability to become profitable. We continue to focus on increasing the number of arrangements involving solutions development services. One of the impacts of this change to more arrangements involving solutions development services is that solutions development services revenue would be recognized under the percentage of completion method as services revenue, rather than being recorded as license revenue upon initial delivery. Such a change may significantly delay the timing of our revenue recognition and could decrease our revenues in the short term. An increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins than our license revenues, could increase gross margin dollars and may decrease our gross margin percentage. For example, in the first quarter ended April 30, 2004, licenses accounted for only 16% of our revenues while services accounted for 84%, which hurt our gross margin percentages. In addition, our planned expense levels for each of the fiscal quarters of fiscal 2005 exceed the revenues we generated in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005. We cannot be certain that we will achieve operating or net profitability on a quarterly or annual basis. Additionally, failure to achieve a positive cash flow will continue to result in reductions in our existing cash resources.

OUR QUARTERLY REVENUE IS GENERATED FROM A LIMITED NUMBER OF CUSTOMERS AND OUR CUSTOMER BASE IS CONCENTRATED; THE LOSS OF ONE OR MORE OF OUR CUSTOMERS OR PROSPECTIVE CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER

A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 40% of revenue recognized during the quarter ended April 30, 2004. One majority owned Vodafone affiliate, Vodafone Global Products and Services Limited, accounted for 18% of revenues during the quarter ended April 30, 2004. One majority owned Vodafone affiliate, Vodafone Omnitel, accounted for 22% of revenues during the three months ended April 30, 2003. No other customer accounted for more than 10% of revenues during the quarters ended April 30, 2004 and April 30, 2003. As a result, if a large contract is cancelled or deferred or an anticipated contract does not materialize, our business would be harmed. Our total revenues could also be adversely affected if revenues from a significant customer in one period are not replaced with revenues from that customer or other customers in subsequent periods. The telecommunication and information service provider industries we have targeted are consolidating, which could reduce the number of potential customers available to us. Moreover, many of our customers may have purchased sufficient quantities of our products to satisfy their current or anticipated requirements. A few of our large telecommunications customers own or have an interest in companies in numerous countries and to varying degrees may control or influence the buying decisions of those affiliated companies. In the event one customer decides not to purchase our products, the decision may adversely affect our ability to market our products and services to that company’s affiliates, which may be existing or potential customers of ours. Because there are a limited number of customers and competition for them is intense, these customers have substantial bargaining power to negotiate terms and conditions favorable to the customer. Any of the foregoing could cause our business to suffer in the future.

IT IS DIFFICULT TO PREDICT THE TIMING OF INDIVIDUAL ORDERS AND REVENUES BECAUSE OUR SOLUTION HAS COMPLEX, LONG AND VARIABLE SALES CYCLES AND IMPLEMENTATION PERIODS

The sales cycle for our solution varies greatly, generally ranging between 3 to 18 months. Our sales cycles have recently lengthened as we have further targeted large Tier 1 communications providers, the competitive environment has become more intense, the financial position of some of our potential customers has weakened and price discounting has further delayed customer decision processes. Our sales cycles are also typically longer with larger customers such as national and international telecommunications companies. Along with systems integrators and our other distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our solution. Many times the chief executive officer or even the Board of Directors of a potential customer are involved in the procurement decision, which can further lengthen the sales cycle. Customers increasingly require vendors to perform proof of concept projects and performance benchmarks as a part of the sales cycles. These tests can further lengthen sales cycles and increase our sales costs. The long sales and implementation cycles for our solution make it more difficult to predict our future financial results and may cause license revenues and operating results to vary significantly from period to period.

Even after purchase, our customers tend to deploy our solution slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy our solution. The length of time to implement and deploy systems involving our solution may have an impact on the timing and amount of revenues ultimately received from customers, particularly if payments are tied to implementation or production milestones. For example, in the third quarter of fiscal year 2004, failure to obtain acceptance of certain milestones during the quarter reduced the amount of revenue recognizable during the quarter. In addition, in certain cases, we cannot recognize revenues from that customer until the customer has confirmed acceptance of deliverables as set forth in our agreement with that customer. Customers may refuse to provide, or delay providing, acceptance because they do not believe that we have complied with all of our obligations, due to internal policies and procedures, or for other reasons, some of which are outside of our control, which failure or delay prevents us from recognizing revenues in a particular period or at all. As a result, the revenues derived from a sale may not be recognized immediately and could be spread over an extended period. As a result, an increase in the period of time over which revenue is recognized may cause a decline in the amount of revenues in the short term.

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

To the extent that we are unable to renegotiate the terms or cancel the applicable leases or to sublease this and other surplus space at an amount equal to or greater than our rent obligations for that space or to the extent sublessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we initially anticipated or included within accrued restructuring charges. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and significantly adversely affect our financial results for that period. Cancellation of leases will likely result in use of significant amounts of cash and additional restructuring charges. Furthermore, our inability to sublease such space may adversely affect our planned uses of cash and our capital resources. Moreover, we have reduced the amount of the facilities restructuring charges we accrued by the estimated amount of sublease income. The assumptions we have made were based on the then current market conditions, as of each reporting period, in the various areas where we have vacant space. These market conditions can fluctuate greatly, thus causing our accrual to be inaccurate. If, in future periods, it is determined that we have over-accrued for restructuring charges related to the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our financial statements in the period this was determined. Conversely, if it is determined that our accrual is insufficient, an additional charge would have a significant unfavorable impact on our financial statements in the period this was determined.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS AND WE MAY FAIL TO MEET EXPECTATIONS

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. Factors that could cause our quarterly results to fluctuate include:

•	variations in demand for our products and services, including decreases caused by reductions in technology spending within our target markets;

•	the timing, execution, and revenue recognition of individual contracts, particularly large contracts that would materially affect our operating results in a given quarter;

•	large contracts with extensive consulting services or product commitments may contain contract terms and conditions or require the use of contract accounting for revenue recognition purposes that have the effect of extending the period of time over which revenue is recognized and reduce the amount of revenue recognized in the short term;

•	our ability to develop and attain market acceptance of enhancements to our solution and new products and services;

•	market acceptance of new communications services offered by our customers and potential customers that our products are intended to support;

•	delays in introducing new products and services;

•	delays in the completion, delivery or acceptance of milestones and deliverables;

•	new product introductions by our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	announcements of new versions of our products that cause customers to postpone purchases of our current products;

•	the mix of licenses and services sold;

•	our ability to sublease our excess real estate or renegotiate our leases;

•	the mix of sales channels through which our products and services are sold;

•	the mix of domestic and international sales;

•	costs related to acquisitions of technologies or businesses;

•	the timing of releases of new versions of third-party software and hardware products that work with our products;

•	our ability to attract, integrate, train, retain and motivate a substantial number of sales and marketing, research and development, technical support and other management personnel with the needed competencies;

•	the variability of future stock-based compensation charges or credits as a result of our stock option repricing during fiscal year 2003;

•	global economic conditions generally, as well as those specific to providers of communications and content services; and

•	fluctuations in foreign currency exchange rates; and

•	our continued focus on increasing the number of arrangements where license and services fees are combined and payments are scheduled over an extended period as services are provided.

We have difficulty predicting the volume and timing of orders for new license transactions. In any given quarter, our sales have involved, and we expect will continue to involve, large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even one license could significantly reduce our revenues, which would adversely affect our quarterly financial performance. Also, we have often booked a large amount of our sales in the last month of the quarter and often in the last week of that month. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall substantially short of anticipated levels. Furthermore, delays in the closing of license transactions may result in a consequential delay or loss of services revenues relating to the projects for which the software would be licensed.

While a portion of our revenues each quarter is recognized from deferred revenue relating to previously signed contracts, our quarterly performance depends primarily upon entering into new contracts to generate revenues for that quarter. We may not be successful in entering into contracts with new or existing customers. New contracts that we enter into may not result in revenue in the quarter in which the contract is signed and we may not be able to predict accurately when revenues from these contracts will be recognized.

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

THE MARKETS IN WHICH WE SELL OUR PRODUCT ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

We compete in markets that are intensely competitive and rapidly changing. We face competition from providers of customer management and billing software, such as Amdocs Ltd., Convergys Corporation and CSG Systems International, Inc. and we also compete with systems integrators and with internal information technology departments of larger communications providers. Most of our current principal competitors have significantly more personnel and greater financial, technical, marketing and other resources than we have. Many of our competitors also have more diversified businesses, established reputations in particular market segments, larger customer bases and are not as dependent on customers in our target market.

Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Intense competition has recently been exemplified by deep price discounting by our competitors that has resulted in a lengthening of our sales cycles, and price reductions and may threaten our ability to close forecasted business. Additionally, our financial strength or that of a competitor is a significant factor considered by many potential customers in their vendor selections. Because many of our competitors have greater financial resources than we do, this can harm our ability to generate business. Increased competition can result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would harm our business.

Our failure to develop and market products and services that compete successfully with those of other suppliers in the market would harm our business. We anticipate that the market for our products and services will remain intensely competitive.

RAPID CHANGES IN DEMAND FOR OUR SERVICES CAN INCREASE OUR COSTS AND ADVERSELY AFFECT OUR MARGINS AND PROFITABILITY

Services contracts can require that we rapidly provide qualified consulting personnel in particular locations. In addition, such personnel may be required to have particular language abilities and technical skills. Recruitment and training of qualified personnel can take significant time and expense. To meet rapidly changing requirements for personnel, we may need to relocate personnel from one geographic area to another which can result in increased costs. In some cases, we may choose to satisfy resource requirements by retaining subcontractors where the cost may exceed the cost of using our employees. In addition, we may experience declines in the rates we are able to charge customers in certain locations due to local market conditions and competitive factors. All these factors may increase the costs of performing services and reduce margins for services. Failure to provide adequate consulting services to our customers could result in loss of revenue, damaged customer relationships or financial penalties. As a result, if we experience difficulties in managing the size, location and availability of our services workforce, our revenues, profitability and business will suffer.

FIXED PRICE SERVICES ENGAGEMENTS CAN IMPACT OUR PROFITABILITY IF WE FAIL TO COMPLETE THEM WITHIN THE ESTIMATED BUDGET

We perform some of our professional services engagements on a fixed price basis. If the project requires more labor or products than was estimated by us in determining the fixed price agreed to with the customer, our margins and profitability could be harmed. In addition, failure to complete services as required or to obtain written acceptance of completed milestones may result in deferral of revenue until such completion or acceptance occurs and may cause revenues to be recognized in periods other than as initially expected or forecast.

WE COULD INCUR LOSSES AS A RESULT OF INCURRING EXPENSES ON PROJECTS WHERE WE DO NOT HAVE A SIGNED AGREEMENT IN PLACE FROM THE CUSTOMER PRIOR TO COMMENCING WORK ON THE PROJECT

Our general policy is to obtain a signed agreement from the customer prior to commencing work on projects. In some cases, however, we begin work and have incurred significant expenses based on an oral agreement prior to receiving an executed agreement. In the event that we devote resources and incur expenses on projects prior to receiving signed agreements, and are unable to obtain signed agreements, we may not be able to collect revenues for these services from our customers and will incur losses on these projects. In addition, we may in some cases resort to litigation to collect payments from these customers, which litigation may be expensive and time consuming and may not result in sufficient or any recovery by us.

OUR OPERATING PLANS RELY ON OUR ABILITY TO SUCCESSFULLY INCREASE THE SIZE AND SCOPE OF OUR OPERATIONS IN INDIA AND A FAILURE TO EFFECTIVELY MANAGE THAT PROCESS AND ORGANIZATION COULD ADVERSELY AFFECT OUR OPERATIONS

In fiscal 2003 we opened an engineering center in Bangalore, India. In fiscal 2004 we significantly increased the size of this organization and expanded its scope. The expansion of this organization is an important component of our strategy to address the business needs of our customers, increase our revenues and achieve profitability. A portion of the personnel in this organization are our employees but a substantial majority of the personnel is provided through an independent contractor. The success of this operation will depend on our ability and our independent contractor’s ability to attract, train, assimilate and retain sufficient highly qualified personnel when necessary. A disruption of our relationship with the independent contractor would adversely impact the effectiveness of the India organization and could adversely affect our operations and financial results. Failure to effectively manage and integrate these operations will harm our business and financial results.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS DUE TO SEASONAL VARIATIONS AND WE MAY FAIL TO MEET EXPECTATIONS

We may also experience seasonality in our business. In many software companies, the rate of growth or absolute amount of license fee revenues tends to decline from the fourth quarter of one year to the first quarter of the next year, due in part to the structure of sales compensation plans. Our revenue in the first quarter of fiscal 2002, 2003, and 2005 was significantly lower than the preceding fourth quarter. If we experience such seasonality in the future our rate of growth or absolute revenues could decline in the first quarter of a fiscal year compared to the preceding fourth quarter. Such seasonality may cause our results of operations to fluctuate or become more difficult to predict and could cause us to fail to meet internal or analyst financial expectations.

OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MUCH MORE SUSCEPTIBLE TO RISKS FROM INTERNATIONAL OPERATIONS

For the three months ended April 30, 2004 and for fiscal 2004 and 2003, we derived approximately 89%, 77% and 69% of our revenue, respectively, from sales outside North America. In addition, in fiscal 2003 we opened an engineering center in Bangalore, India. As a result, we face risks from doing business internationally, including, among others:

•	reduced protection for intellectual property rights in some countries;

•	licenses, tariffs and other trade barriers;

•	increased expenses in some countries;

•	fluctuations in the value of local currencies relative to the U.S. dollar and greater difficulties in collecting accounts receivable;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	political and economic instability;

•	seasonal reductions in business activity;

•	terrorism, war or the potential for hostilities;

•	potentially adverse tax consequences;

•	compliance with a wide variety of complex foreign laws and treaties

•	other circumstances, such as epidemics (for example, SARS) or natural disasters affecting the applicable area or that have a dampening effect on international business or travel; and

•	variance and unexpected changes in local laws and regulations.

We currently have offices in a number of foreign locations including Australia, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Poland, Singapore, Spain, South Korea, Taiwan and the United Kingdom and may establish additional facilities in other parts of the world. Expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in these or other countries will produce desired levels of revenue.

Historically, we have typically denominated most of our international license revenues in U.S. dollars. Because our foreign currency denominated revenues have been minimal, we have not engaged in currency hedging activities. Commencing in fiscal 2003, we denominated a larger number of international transactions in euros and certain other currencies when compared to the prior year (see also “Impact of Foreign Currency Rate Changes” in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below). As a result, we will face greater exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could harm our financial position and results of operations. In order to reduce the effect of foreign currency fluctuations, we may hedge our exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. Failure to effectively hedge foreign currency fluctuations would harm our financial results.

To the extent that we are unable to successfully manage our international business or if any of the foregoing risks should occur, our business could be harmed.

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

OUR BUSINESS WILL SUFFER DRAMATICALLY IF WE FAIL TO SUCCESSFULLY PLAN AND MANAGE CHANGES IN THE SIZE OF OUR OPERATIONS, OR REMEDY DEFICIENCIES IN OUR INTERNAL CONTROLS

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We have experienced rapid changes in our number of employees in recent years. On April 30, 2004 we had 623 employees compared to 609 on February 29, 2004 and 580 on February 28, 2003. In calendar 2004, we plan to significantly increase the number of employees and contractors, including those in our India operations. These changes and reorganizations and realignment of personnel have placed, and our anticipated future operations will continue to place, a significant strain on our management resources and our ability to train and allocate sufficient personnel resources to achieve our objectives. Failure to effectively manage the size, location and availability of our employees, including our services and program management workforce, could adversely affect our services revenues, profitability and/or customer relationships. We expect that we will need to continue to evolve our financial, personnel, and managerial controls and reporting systems and procedures and will need to continue to recruit, train and manage our worldwide workforce.

We have discovered deficiencies in our disclosure controls and procedures. These deficiencies relate to our processes for obtaining and evaluating relevant facts with respect to customer software acceptance, processing and documenting change order requests and their effect on recognition of revenue. On June 7, 2004, our Audit Committee received a letter from Ernst & Young LLP (“E&Y”), our independent auditors, informing us that E&Y considers these deficiencies to be a “reportable condition” constituting a “material weakness” in our internal controls under standards established by the American Institute of Certified Public Accountants (the “AICPA”). If these deficiencies are not adequately addressed, we could experience accounting errors that could result in misstatements of our results of operations, restatements of our financial statements, loss of confidence in us as a company, a decline in our stock price, or otherwise adversely effect our business, reputation and results of operations. While we have taken steps and will take additional steps to strengthen our control processes and procedures which we expect will correct these deficiencies, there is no guarantee that the actions we take or have taken will eliminate deficiencies and prevent accounting errors.

According to the AICPA, a “reportable condition” is a matter that comes to an auditor’s attention that represents a significant deficiency in the design or operation of internal control that could adversely affect an entity’s ability to initiate, record, process and report financial data consistent with the assertions of management in the financial statements. A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

In addition, we continue to analyze and enhance our internal controls to ensure they are adequate and effective and in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 regarding certification and attestation of our internal controls over financial reporting. We may need to increase our finance staff and improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404. In addition, we expect that we will have to change our facilities in certain locations to reflect changes in our operations and we may face difficulties and significant expenses identifying and moving into suitable office space and subleasing or assigning any surplus space.

In addition, reduction in the number of employees can result in significant severance, administrative and legal expenses. Reductions in the number of personnel or reorganization of responsibilities from personnel in one organization or region to another may also adversely affect, or delay, various sales, marketing and product development programs and activities. Reductions in force may result in a temporary lack of focus and reduced productivity, may cause employees to seek alternative employment, may cause delays in product introductions, and may continue to affect revenues in future quarters. In addition, prospects and current customers may decide to delay or not purchase our products due to perceived uncertainty or weakness caused by the reductions. We cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. Our business will suffer dramatically if we fail to effectively manage changes in the size and scope of our operations.

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

DISRUPTION OF TRAVEL DUE TO DISEASE, TERRORISM OR CIVIL UNREST COULD CAUSE OUR BUSINESS TO SUFFER

Because a substantial portion of our revenues are generated from a limited number of customers each quarter and a substantial majority of our revenues are generated outside the U.S, widespread disruption of travel to a region or country in which we have large customers, prospective customers or services engagements could disrupt our ability to win or perform contracts. Such disruption could occur as a result of terrorism, such as the decline in travel following the September 11, 2001 attacks, of disease, such as the decline in travel to China and Hong Kong due to the outbreak of SARS, or as a result of political unrest or war. Inability or unwillingness by our employees to travel to an affected region could adversely affect our efforts to obtain or perform contracts, which could result in the loss of revenue and cause our business to suffer.

WE ALSO USE SYSTEMS INTEGRATORS AND OTHER STRATEGIC RELATIONSHIPS TO IMPLEMENT AND SELL THE PORTAL SOLUTION

We have entered into relationships with third-party systems integrators, as well as with hardware platform and software applications developers and service providers. We have derived, and anticipate that we will continue to derive, some portion of our market opportunities and revenues from these relationships. Our gross margins are typically lower on sales through these third parties than our direct sales. Many of these partners also work with competing software companies and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing and resale of our products versus the products of others. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms, or at all. Our agreements with these parties typically are in the form of nonexclusive referral fee or reseller agreements that are effective for a limited period of time and may be renewed only by mutual agreement of both parties. Therefore, there is no guarantee that any single party will continue to market our products. We could lose sales opportunities if we fail to work effectively with these parties or fail to grow our base of market and platform partners. We may also be at a serious competitive disadvantage if we fail to maintain and enhance these indirect sales channels.

OUR BUSINESS WILL SUFFER IF OUR SOFTWARE CONTAINS SIGNIFICANT ERRORS OR OUR PRODUCT DEVELOPMENT IMPLEMENTATION IS DELAYED

We face possible claims and higher costs as a result of the complexity of our products and the potential for undetected errors. Due to the “mission critical” nature of our solution, undetected errors are of particular concern. Complex software, such as ours, always contains undetected errors. The implementation of our solution, which we accomplish through our services division and with our partners, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. Moreover, some contracts subject us to financial penalties if we are unable to correct errors within the required time. If our software contains significant undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner we could experience:

•	monetary penalties or contract damages;

•	loss of or delay in revenues and loss of market share;

•	loss of customers;

•	failure to achieve market acceptance;

•	diversion of development and implementation resources;

•	injury to our reputation;

•	increased service and warranty costs;

•	legal actions by customers against us; and

•	increased insurance costs.

Our licenses with customers generally contain provisions designed to limit our exposure to potential product liability claims, such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, our license agreements generally cap the amounts recoverable for damages to the amounts paid by the licensee to us for the product or service giving rise to the damages or to a multiple of such amounts. However, these contractual limitations on liability may not be enforceable in certain jurisdictions and under certain circumstances and we may be subject to claims based on errors in our software or mistakes in performing our services including claims relating to damages to our customers’ internal systems. A product liability claim, whether or not successful, could harm our business by increasing our costs, damaging our reputation and distracting our management.

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

Our solution is designed to work on a variety of hardware and software platforms used by our customers. However, the Portal solution may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments, accounting and other systems that our customers use. We must constantly modify and improve our products to keep pace with changes made to these platforms and to back-office applications and other systems as well as respond to meet the changing requirements of our customers. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may harm our business. If we fail to modify or improve our products in response to evolving industry standards, our products could become obsolete, which would harm our business.

IF WE FAIL TO RELEASE PRODUCTS ON TIME OR DELIVER SOLUTIONS ON TIME, OUR BUSINESS WILL SUFFER

In the past we have failed to release certain new products and upgrades on time and an increasing number of customers are requesting us to provide custom solutions to them to enhance the capability of our products. These delays may result in:

•	customer dissatisfaction;
•	cancellation of orders and license agreements;
•	monetary penalties for delays in delivery;
•	negative publicity;
•	harm to our reputation;
•	loss of revenues;
•	slower market acceptance; or
•	legal action by customers against us.

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

WE INCORPORATE SOFTWARE LICENSED FROM THIRD PARTIES INTO OUR SOLUTION AND ANY SIGNIFICANT INTERRUPTION IN THE AVAILABILITY OF THESE THIRD-PARTY SOFTWARE PRODUCTS OR DEFECTS IN THESE PRODUCTS COULD HARM OUR BUSINESS

Portions of our solution incorporate software developed and maintained by third-party software vendors. We may incorporate additional software from third-party vendors and developers in our future products. Any significant interruption in the availability of these third-party software products or defects in these products or future products could harm our sales unless and until we can secure another source. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated. The absence of, or any significant delay in the replacement of that functionality, could result in delayed or lost sales and increased costs and could harm our business.

WE ARE CURRENTLY A PARTY TO SECURITIES LITIGATION CLASS ACTION LAWSUITS AND STOCKHOLDER DERIVATIVE LAWSUITS WHICH, IF DETERMINED ADVERSELY, COULD NEGATIVELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

We are currently a party to a number of securities litigation class action lawsuits and stockholder derivative lawsuits that are described in detail below in “Part II, Item 1. Legal Proceedings”. These legal proceedings will be expensive to conduct, and if determined adversely to us, could result in our payment of significant damages, which would harm our business and financial condition.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND WILL CONTINUE TO BE VOLATILE

The trading price of our common stock has fluctuated significantly in the past and will continue to fluctuate in the future. For example, the price of our common stock from our initial public offering in May 1999 through May 31, 2004 has fluctuated between $419.65 and $1.05 per share. Future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

•	quarter-to-quarter variations in our operating results;
•	failure to meet the expectations of industry analysts;
•	changes in earnings estimates by us or by analysts;
•	changes in recommendations by analysts;
•	general conditions in the communications and content service industries;
•	announcements and technological innovations or new products by us or our competitors;
•	increased price competition; and
•	developments or disputes concerning intellectual property rights.

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

FINANCIAL DIFFICULTIES OF COMPANIES WE HAVE INVESTED IN COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We have made investments in several companies and may make investments in others in the future. If at any time our investment in a company were deemed impaired, we may be required to reduce the book value of that investment, which would in turn reduce our earnings in that period. Such investments could be deemed impaired, for example, if the financial condition of those companies deteriorates. We have reduced the value of some of these investments previously. Because the financial condition of these companies is outside our control, we cannot predict if, or when, we would be required to reduce the value of such investments. As of April 30, 2004, we had approximately $1.5 million (total investment of $2.0 million net of a $0.5 million write down) invested in other companies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about Portal’s risk management activities includes “forward-looking statements” that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements for the reasons described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks Associated With Our Business And Future Operating Results.”

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

	Maturing Within 1 Year	Maturing Within 2 Years	Total
As of April 30, 2004:
Cash Equivalents	$10,701	$—	$10,701
Weighted Average Yield	0.76%	—%	0.76%
Investments	30,442	29,892	60,334
Weighted Average Yield	1.46%	1.75%	1.60%

Total Portfolio	$41,143	$29,892	$71,035

Weighted Average Yield	1.28%	1.60%	1.14%

Impact of Foreign Currency Rate Changes

During the quarter ended April 30, 2004 and for fiscal year 2003, the U.S. dollar strengthened against most local currencies of our international subsidiaries. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have a significant impact on our results. For the quarter ended April 30, 2004, we recorded $0.4 million in foreign exchange losses as a result of remeasuring foreign denominated accounts to the functional currency. To date, we have not engaged in foreign currency hedging.

As a global concern, we anticipate that our sales outside the United States will increasingly be denominated in foreign currencies. In such event, we will face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of April 30, 2004, the end of the period covered by this report, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In connection with that evaluation, our management, including our principal executive officer and principal financial officer, identified deficiencies in our disclosure controls as of April 30, 2004 involving our processes for obtaining and evaluating relevant facts with respect to customer software acceptance, processing and documenting change order requests, and their effect on recognition of revenue. Management has taken action to address these deficiencies by hiring additional finance and other personnel, creating additional processes, and training our engineering, services, finance, and other personnel. On June 7, 2004, our Audit Committee received a letter from Ernst & Young LLP (“E&Y”), our independent auditors, informing us that it considered these deficiencies to be a “reportable condition” constituting a “material weakness” in our internal controls under standards established by the American Institute of Certified Public Accountants. Our Audit Committee has been working and continues to work with management to improve and enhance our internal controls and remedy these deficiencies. We recognize the importance of these issues and intend to continue our efforts to improve and strengthen our control processes and procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 9, 2001, a purported class action complaint was filed in the United States District Court for the Southern District of New York against Portal, certain of its officers and several underwriters of Portal’s initial public offering (“IPO”). The lawsuit alleges violations of Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, arising from alleged improprieties by the underwriters in connection with our 1999 IPO and follow-on public offering, and claims to be on behalf of all persons who purchased Portal Software shares from May 5, 1999 through December 6, 2000. Four additional nearly identical class actions were also filed in July and August 2001 based on essentially the same facts and allegations. Specifically, the complaints allege the underwriters charged certain of their customers fees in excess of those disclosed in the prospectus and engaged in certain allegedly improper activities in connection with the distribution of the IPO shares. The complaint was subsequently amended to allege similar claims with respect to our secondary public offering in September 1999.

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

Portal has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement proposal presented to all between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against Portal and its executive officers named in the suit, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the public offering cases, and for the assignment or surrender of control of certain claims Portal may have against its underwriters. Neither Portal nor its executive officers named in the suit will be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which Portal does not believe will occur. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The parties have negotiated a settlement agreement, which has not yet been executed. The agreement will be subject to approval by the court, which cannot be assured, after class members are given the opportunity to object to the settlement, or opt out of the settlement.

On November 13, 2003, Portal announced that its results for the quarter ended October 31, 2003 would be lower than previously estimated. On November 20, 2003, a purported class action complaint was filed in the United States District Court for the Northern District of California against Portal, and certain of its officers and directors. The lawsuit claims to be on behalf of all persons who purchased Portal shares from May 20, 2003 through November 13, 2003 (the “Class Period”). Several similar class actions have also been filed in the same court based on essentially the same facts and allegations. These cases were consolidated on February 4, 2004, and a lead plaintiff and lead plaintiff’s counsel were appointed on March 25, 2004. On May 24, 2004, the lead plaintiff filed a consolidated amended complaint alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, arising from allegations that during the Class Period Portal recognized revenue improperly and failed to disclose declining demand for its products and services. The consolidated amended complaint seeks damages in an unspecified amount. Portal is scheduled to respond to the consolidated amended complaint on July 6, 2004.

On November 17, 2003, a stockholder derivative action was filed in the Superior Court of California, County of San Mateo against the members of the Board of Directors and certain officers of Portal alleging breach of fiduciary duty and other violations of state law. A second similar action was filed in the Superior Court of California, County of San Mateo on November 25, 2003. These complaints are based on allegations that the defendants misrepresented Portal’s financial projections in connection with the quarter ended October 31, 2003, and that certain of the defendants violated state laws relating to insider trading. The actions seek damages in an unspecified amount, disgorgement of improper profits and attorney’s fees, among other forms of relief. In February 2004, both derivative actions were transferred to Santa Clara County Superior Court. The plaintiff in the second action has agreed, and the Court has so ordered, that the proceedings in the second action be stayed pending the conclusion of the first filed action. The plaintiff in the first filed action is scheduled to file an amended complaint on or about September 30, 2004.

Portal believes that the claims asserted by these lawsuits are without merit, and intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, Portal cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect Portal’s business and could result in payment of significant damages by Portal, all of which would harm our financial condition and results of operations.

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

On February 24, 2004, we furnished to the SEC a current report on Form 8-K under items 7, 9 and 12 announcing our fourth quarter and fiscal year results for the period ended January 30, 2004.

On March 17, 2004, we filed with the SEC a current report on Form 8-K under item 5 in connection with our Board of Directors’ approval of the separation of the responsibilities of the Chairman of the Board and Chief Executive Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 9, 2004	PORTAL SOFTWARE, INC.

	By	/s/ HOWARD A. BAIN III
Howard A. Bain III
Chief Financial Officer
(On behalf of the Registrant and as the Principal Financial Officer)