Form 10-Q/A
period 2004-04-30
PORTAL SOFTWARE INC
filed 2004-09-13
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

PORTAL SOFTWARE, INC.

FORM 10-Q/A

QUARTER ENDED APRIL 30, 2004

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for Portal Software, Inc. (the “Company”) for the quarter ended April 30, 2004 is being filed to amend and restate the items described below contained in the Company’s Quarterly Report on Form 10-Q for such period originally filed with the Securities and Exchange Commission on June 9, 2004.

As part of the Company’s accounting activities during the Company’s second quarter of fiscal 2005, the Company identified certain errors in its financial statements for its first quarter of fiscal year 2005 ended April 30, 2004. These errors consisted of failures to:

•	Accrue costs for contractors performing work in the Company’s Japan region totaling $842,000.

•	Defer revenue related to a contract amendment entered into in the quarter totaling $283,000.

•	Amortize $288,000 of deferred maintenance revenue.

•	Recognize rent expense appropriately in the Company’s Japan office in the amount of $95,000.

•	Allocate intra-period income tax expense totaling $130,000.

•	Reclassify certain non-income tax accruals resulting in an increase to cost of services of $215,000, an increase to sales and marketing expense of $94,000, and a decrease to the provision for income taxes of $309,000.

This Amendment No. 1 amends Part I, Item 1, Financial Statements; Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 4, Controls and Procedures, for the following purposes:

•	To amend Part I, Item 1, Financial Statements, to restate the Company’s Unaudited Condensed Consolidated Financial Statements as of April 30, 2004 for the Condensed Consolidated Balance Sheet, for the three month period ended April 30, 2004 for the Condensed Consolidated Statements of Operations, for the three month period ended April 30, 2004 for the Condensed Consolidated Statements of Cash Flows and the related Notes to Condensed Consolidated Financial Statements, as more fully described in Note 1 to the Condensed Consolidated Financial Statements;

•	To amend Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement; and

•	To amend Part I, Item 4, Controls and Procedures, to reflect the matters discussed above.

Pursuant to SEC Rule 12b-15, this Form 10-Q/A sets forth the complete text of each item of Form 10-Q listed above as amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on June 9, 2004, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

Additional detail regarding the restatement is included in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

PORTAL SOFTWARE, INC.

FORM 10-Q/A

QUARTER ENDED APRIL 30, 2004

ITEM 1. FINANCIAL STATEMENTS

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	April 30, 2004 Restated (See Note 1)	January 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,853	$43,020
Short-term investments	45,922	39,884
Accounts receivable, net of allowance for doubtful accounts of $1,857 at April 30, 2004 and January 31, 2004	23,416	29,749
Restricted short-term investments	1,130	2,556
Prepaid expenses and other current assets	5,463	4,029

Total current assets	104,784	119,238
Property and equipment, net	21,078	20,848
Purchased developed technology, net	1,330	1,995
Restricted long-term investments	13,362	13,164
Other assets	2,809	2,910

	$143,363	$158,155

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,498	$5,390
Accrued employee benefits	9,571	8,829
Current portion accrued restructuring costs	9,002	9,193
Other accrued liabilities	9,081	9,210
Taxes payable	2,927	3,660
Current portion long-term notes payable	96	96
Deferred revenue	23,814	28,891

Total current liabilities	61,989	65,269
Long-term notes payable	1,559	1,564
Long-term accrued restructuring costs	17,006	18,791
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series: 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 42,365 and 42,038 shares issued and outstanding at April 30, 2004 and January 31, 2004, respectively	42	42
Additional paid-in capital	616,130	618,966
Accumulated other comprehensive income	(1,331)	(647)
Notes receivable from stockholders	(19)	(61)
Accumulated deficit	(552,013)	(545,769)

Stockholders’ equity	62,809	72,531

	$143,363	$158,155

See Accompanying Notes to Restated Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Quarter Ended April 30,
	2004 Restated (See Note 1)	2003
Revenues:
License fees	$4,972	$13,570
Services	26,247	18,523

Total revenues	31,219	32,093

Costs and expenses:
Cost of license fees	27	88
Cost of services	16,522	11,613
Amortization of purchased developed technology	665	665
Research and development	7,599	7,167
Sales and marketing	11,453	11,388
General and administrative	3,929	3,333
Stock compensation charges (benefit) (1)	(3,775)	7,090
Restructuring costs	386	—

Total costs and expenses	36,806	41,344

Loss from operations	(5,587)	(9,251)
Interest and other income, net	(301)	123

Loss before income taxes	(5,888)	(9,128)
Provision for income taxes	356	636

Net loss	$(6,244)	$(9,764)

Basic and diluted net loss per share	$(0.15)	$(0.27)

Shares used in computing basic and diluted net loss per share	42,190	35,714

(1)	Stock compensation charges (benefit) relate to the following expense categories:

Cost of services	$(820)	$1,534
Research and development	(1,390)	2,616
Sales and marketing	(1,055)	1,979
General and administrative	(510)	961

Total	$(3,775)	$7,090

See Accompanying Notes to Restated Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Quarter Ended April 30,
	2004 Restated (See Note 1)	2003
OPERATING ACTIVITIES:
Net loss	$(6,244)	$(9,764)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,054	1,938
Stock compensation charges (benefit)	(3,775)	7,090
Noncash restructuring costs	386	—
Amortization of purchased developed technology	665	665
Changes in operating assets and liabilities:
Accounts receivable, net	6,504	(11,857)
Prepaid expenses and other current assets	(1,394)	(1,822)
Other assets	101	18
Accounts payable	2,108	4,280
Accrued employee benefits	742	787
Other accrued liabilities and taxes payable	(3,224)	(3,674)
Deferred revenue	(5,077)	4,109

Net cash used in operating activities	(7,154)	(8,230)

INVESTING ACTIVITIES:
Purchases of short-term investments	(28,737)	(22,415)
Sales of short-term investments	1,173	18,502
Maturity of short-term investments	22,396	12,805
Sales and maturities of restricted long-term investments	—	1,400
Purchases of property and equipment	(2,245)	(1,428)

Net cash provided by (used in) investing activities	(7,413)	8,864

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	940	339
Payments received from stockholder notes receivable	42	2
Repayments of notes payable	(5)	(5)
Principal payments under capital lease obligations	—	(11)

Net cash provided by financing activities	977	325

Effect of exchange rate on cash and cash equivalents	(577)	70

Net increase (decrease) in cash and cash equivalents	(14,167)	1,029
Cash and cash equivalents at beginning of period	43,020	21,502

Cash and cash equivalents at end of period	$28,853	$22,531

See Accompanying Notes to Restated Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

NOTES TO RESTATED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying condensed consolidated financial statements include the accounts of Portal and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet at April 30, 2004, the condensed consolidated statements of operations for the three months ended April, 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the three months ended April 30, 2004 and 2003 are not audited. In the opinion of management, these financial statements, after considering the restatement discussed below, reflect all adjustments (consisting of normal recurring adjustments and non-recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. A non-recurring restructuring charge of $0.4 million was included in the Company’s results for the quarter ended April 30, 2004. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2004 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission.

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

Restatement

The Company has restated its Unaudited Condensed Consolidated Financial Statements as of April 30, 2004 for the Condensed Consolidated Balance Sheet, for the three month period ended April 30, 2004 for the Condensed Consolidated Statements of Operations, for the three month period ended April 30, 2004 for the Condensed Consolidated Statements of Cash Flows and the related Notes to Condensed Consolidated Financial Statements. Accordingly, the financial statements for the period ended April 30, 2004 that have been included in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 9, 2004 or included in previous announcements should not be relied upon.

As part of the Company’s accounting activities during the Company’s second quarter of fiscal 2005, the Company identified certain errors in its financial statements for its first quarter of fiscal year 2005 ended April 30, 2004. These errors consisted of failures to:

•	Accrue costs for contractors performing work in the Company’s Japan region totaling $842,000.

•	Defer revenue related to a contract amendment entered into in the quarter totaling $283,000.

•	Amortize $288,000 of deferred maintenance revenue.

•	Recognize rent expense appropriately in the Company’s Japan office in the amount of $95,000.

•	Allocate intra-period income tax expense totaling $130,000.

•	Reclassify certain non-income tax accruals resulting in an increase to cost of services of $215,000, an increase to sales and marketing expense of $94,000, and a decrease to the provision for income taxes of $309,000.

After discussion with its attorneys and the Company’s registered auditors, Ernst & Young, LLP, the Company recommended to the Audit Committee that the Company restate its financial statements for the quarter ended April 30 2004. The Audit Committee reviewed such recommendation and discussed with it with the Company’s registered auditors, Ernst & Young. Thereafter, the Audit Committee approved the restatement on September 10, 2004.

The effect of these adjustments for the three months ended April 30, 2004 is to increase revenues by $5,000, increase costs and expenses by $1.2 million, decrease provision for income taxes by $0.2 million, increase net loss by $1.1 million, and increase net loss per share by $0.03 per share. In addition, certain amounts in the financial statements as of and for the three months ended April 30, 2004 have been reclassified with no impact on current assets, current liabilities, revenues or net loss. These adjustments have been reflected in the three months ended April 30, 2004 information included in this report on Form 10-Q/A. This Form 10-Q/A should be read in conjunction with the information contained in the Company’s Form 10-K for the fiscal year ended January 28, 2004.

The following table shows the Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheet as previously reported for the first quarter ended April 30, 2004 and the restatements made to arrive at the restated Condensed Consolidated Statement of Operations for the first quarter ended April 30, 2004 (in thousands, unaudited):

	As Previously Reported Quarter Ended April 30, 2004	Adjustments	As Restated Quarter Ended April 30, 2004
Revenues:
License fees	$4,972	$—	$4,972
Services	26,242	5	26,247

Total revenues	31,214	5	31,219

Costs and expenses:
Cost of license fees	27	—	27
Cost of services	15,512	1,010	16,522
Amortization of purchased developed technology	665	—	665
Research and development	7,599	—	7,599
Sales and marketing	11,217	236	11,453
General and administrative	3,929	—	3,929
Stock compensation (benefit) charges	(3,775)	—	(3,775)
Restructuring costs	386	—	386

Total costs and expenses	35,560	1,246	36,806

Loss from operations	(4,346)	(1,241)	(5,587)
Interest and other income, net	(301)	—	(301)

Loss before income taxes	(4,647)	(1,241)	(5,888)
Provision for income taxes	535	(179)	356

Net loss	$(5,182)	$(1,062)	$(6,244)

Basic and diluted net loss per share	$(0.12)	$(0.03)	$(0.15)

Shares used in computing basic and diluted net loss per share	42,190		42,190

	As Previously Reported April 30, 2004	Adjustments	As Restated April 30, 2004 (See Note 1)
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,853	$—	$28,853
Short-term investments	45,922	—	45,922
Accounts receivable, net of allowance for doubtful accounts of $1,857 at April 30, 2004 and January 31, 2004	23,416	—	23,416
Restricted short-term investments	1,130	—	1,130
Prepaid expenses and other current assets	5,463	—	5,463

Total current assets	104,784	—	104,784
Property and equipment, net	21,078	—	21,078
Purchased developed technology, net	1,330	—	1,330
Restricted long-term investments	13,362	—	13,362
Other assets	2,809	—	2,809

	$143,363	$—	$143,363

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,498	$—	$7,498
Accrued employee benefits	9,571	—	9,571
Current portion accrued restructuring costs	9,002	—	9,002
Other accrued liabilities	7,835	1,246	9,081
Taxes payable	3,106	(179)	2,927
Current portion of capital lease obligations	96	—	96
Deferred revenue	23,819	(5)	23,814

Total current liabilities	60,927	1,062	61,989
Long-term notes payable	1,559	—	1,559
Long-term accrued restructuring costs	17,006	—	17,006
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series: 5,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 42,365 and 42,038 shares issued and outstanding at April 30, 2004 and January 31, 2004, respectively	42	—	42
Additional paid-in capital	616,130	—	616,130
Accumulated other comprehensive income	(1,331)	—	(1,331)
Notes receivable from stockholders	(19)	—	(19)
Accumulated deficit	(550,951)	(1,062)	(552,013)

Stockholders’ equity	63,871	(1,062)	62,809

	$143,363	$—	$143,363

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

Deferred revenue was comprised of the following (in thousands, unaudited):

	April 30, 2004 Restated	January 31, 2004

Deferred license fees	$4,196	$5,834
Deferred services	19,618	23,057

Total deferred revenues	$23,814	$28,891

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

Portal’s revenue to external customers outside of North America represented 88% of total revenues in the quarter ended April 30, 2004, compared to approximately 78% in the comparable period ended April 30, 2003 and were derived from sales to Europe (which is defined by Portal as Europe, Middle East and Africa) and Intercontinental (which is defined by Portal as Asia-Pacific, Japan and Central and South America (including Mexico). For the quarters ended April 30, 2004 and 2003, European revenues were $21.3 million and $20.6 million, respectively, and Intercontinental revenues were $6.3 million and $4.4 million, respectively.

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

Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data; unaudited):

	Quarter Ended April 30,
	2004 Restated	2003
Basic and diluted:
Net loss	$(6,244)	$(9,764)

Weighted-average shares of common stock outstanding	42,190	35,721
Less: Weighted-average shares subject to repurchase	—	(7)

Weighted-average shares used in computing basic net loss per share	42,190	35,714

Net loss per share	$(0.15)	$(0.27)

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

In November 2002, the Compensation Committee of Portal’s Board of Directors approved a plan to reprice stock options for employees. The plan excluded the Chief Executive Officer and members of the Board of Directors. Under this plan, 4,154,999 options were repriced. These options became subject to variable accounting prospectively whereby stock-based compensation for the options is re-measured quarterly and recorded as compensation expense in the Condensed Consolidated Statements of Operations for each reporting period until such options are exercised or expire.

The weighted average fair value, per share, of options granted for the quarter ended April 30, 2004 and 2003 was $5.40, and $3.04, respectively.

Summarized below are the pro forma effects on net loss and net loss per share as if Portal had elected to use the fair value approach prescribed by SFAS 123 for valuing options and shares granted under its employee stock purchase plan (in thousands, except per share amounts; unaudited):

	Quarter Ended April 30,
	2004 Restated	2003
Net loss, as reported	$(6,244)	$(9,764)
Add: Stock-based employee compensation charges (benefits) included in reported net loss	$(3,775)	7,090

Deduct: Stock-based employee compensation expense determined under the fair value method for all rewards (SFAS 123)	(5,112)	(7,523)

Pro forma net loss	$(15,131)	$(10,197)

Basic and diluted net loss per share:
As reported	$(0.15)	$(0.27)

Pro forma	$(0.36)	$(0.29)

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which includes certain changes in the equity of the Company. Details comprising comprehensive loss are as follows (in thousands; unaudited):

	Quarter Ended April 30,
	2004 Restated	2003
Net loss	$(6,244)	$(9,764)
Change in unrealized loss on marketable securities	(107)	(10)
Change in cumulative translation adjustment	(577)	69

Comprehensive loss	$(6,928)	$(9,705)

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

Note 4. Income Taxes

For the three months ended April 30, 2004 the Company recorded a provision for income taxes of $0.4 million, which includes accruals for income tax in foreign jurisdictions and foreign withholding taxes on revenue. With respect to deferred taxes, the Company has recorded a valuation allowance to reduce its deferred tax assets to zero, as it is more likely than not that these assets will not be realized. While Portal has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Portal was to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. Portal will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Management’s Discussion and Analysis of Financial Condition and Results of Operation set forth in this Item 2 has been restated to reflect certain adjustments to the Company’s condensed consolidated financial statements for the three months ended April 30, 2004 as previously reported in the Company’s Form 10-Q for the quarter ended April 30, 2004. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

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

The portion of our total revenues that is derived from international operations has increased substantially in recent years. In the first quarter ended April 30, 2004, international revenues were 88% and revenues from North America were 12% of our total revenues. As a result, we face greater exposure to the risks associated with international operations. We believe that in the future a larger portion of our services revenues will be based on fixed price contracts and that our future contracts will contain a larger component of solutions development services. This could result in a higher portion of revenue being recognized under the percentage of completion method or increase the risk of delays in achieving contractual milestones. In addition, our margins and overall profitability on fixed price contracts could be more difficult to estimate than on time and materials contracts. For a description of factors that may affect our future results see “Risks Associated with Our Business and Future Operating Results.”

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, each item from our Condensed Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenues (unless otherwise indicated) and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest thousand.

	QUARTER ENDED APRIL 30, (IN THOUSANDS)		PERCENT OF REVENUES QUARTER ENDED APRIL 30,		PERCENT INCREASE (DECREASE)
	2004 Restated	2003	2004 Restated	2003	2004 vs. 2003 Restated
Revenues:
License fees	$4,972	$13,570	16%	42%	(63)%
Services	26,247	18,523	84	58	42

Total Revenues	31,219	32,093	100	100	(3)

Costs and expenses:
Cost of license fees	27	88	—	—	(69)
Cost of services	16,522	11,613	53	36	42
Amortization of purchased developed technology	665	665	2	2	—
Research and development	7,599	7,167	24	22	6
Sales and marketing	11,453	11,388	37	36	(1)
General and administrative	3,929	3,333	13	10	18
Stock compensation charges (benefit)	(3,775)	7,090	(12)	22	(153)
Restructuring costs	386	—	1	—	—

Total costs and expenses	36,806	41,344	118	128	(11)

Loss from operations	(5,587)	(9,251)	(18)	(28)	(40)
Interest and other income, net	(301)	123	(1)	—	(345)

Loss before income taxes	(5,888)	(9,128)	(19)	(28)	(35)

Provision for income taxes	(356)	(636)	(1)	(2)	(44)

Net loss	$(6,244)	$(9,764)	(20)	(30)	(36)

As part of our accounting activities during the second quarter of fiscal 2005, we identified certain errors in our financial statements for the quarter ended April 30, 2004. These errors included failures to defer revenue related to a contract amendment entered into in the quarter totaling $283,000 and recognize $288,000 of support revenue from amortization of deferred maintenance revenue.

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

Geographical Revenues

	Quarter Ended April 30,		Percent Change Restated
(dollars in million; unaudited)	2004 Restated	2003
North America	$3.6	$7.1	(49)%
Percentage of total revenues	12%	22%
International
Europe	21.3	20.6	3%
Percentage of total revenues	68%	64%
Intercontinental	6.3	4.4	43%
Percentage of total revenues	20%	14%

Total international	27.6	25.0	10%
Percentage of total revenues	88%	78%

Total revenues	$31.2	$32.1	(3)%

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

Cost of Services

As part of our accounting activities during the second quarter of fiscal 2005, we identified certain errors in our financial statements for the quarter ended April 30, 2004. These errors included failures to accrue costs for contractors performing work on our implementation projects in our Japan region totaling $795,000 and non-income tax accruals improperly classified as income tax resulting in an additional increase in cost of services of $215,000. As discussed above, we have restated our financial statements to reflect these changes.

Cost of services primarily consists of personnel and related costs for our professional service and maintenance offerings. We also include personnel and related costs of employees in our research and development function who spend time working on billable professional services engagements, primarily on solutions development projects. The increase in cost of services for the quarter ended April 30, 2004 from the quarter ended April 30, 2003 is primarily due to increases in headcount, including $1.9 million of costs transferred from research and development for the time research and development personnel worked on billable solutions development engagements, and increased subcontractor expense. The increased headcount was required to accommodate the higher demand for our professional services offerings which resulted in the increase in our services revenues this quarter. Gross margin for services was 37% for the quarter ended April 30, 2004 and 2003. Service gross margins improved due to higher margins on maintenance, increased demand for our service offerings and increased efficiencies in our professional services organization as a result of higher utilization rates. For the quarter ended April 30, 2004 we also incurred significant costs on a professional services engagement for which we did not have an executed agreement with the customer and, therefore, did not recognize any related revenue. Should the Company fail to enter into a consulting agreement with this customer in the future, Portal may not recognize any revenue associated with our consulting efforts. With a contract executed, our margins would have been higher for the quarter ended April 30, 2004. Because we incurred these costs in the first quarter, to the extent that we are able to recognize the related revenues resulting from executing the contract in future periods, our margins on this project in these future periods may be higher than the margins for this project in the quarter ended April 30, 2004. There can be no assurance that current margin levels can be maintained in the future.

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

Sales and Marketing Expenses

As part of our accounting activities during our second quarter of fiscal 2005, we identified certain errors in our financial statements for the quarter ended April 30, 2004. These errors included the failures to recognize rent expense appropriately in our Japan office in the amount of $95,000, failures to accrue costs for contractors totaling $47,000 and non-income tax accruals as income tax totaling $94,000 resulting in a $236,000 increase in sales and marketing expense.

Sales and marketing expenses consist of personnel and related costs and commissions for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new and the maintenance of existing strategic partnerships. Sales and marketing expenses were $11.5 million for the quarter ended April 30, 2004 as compared to $11.4 million for the quarter ended April 30, 2003.

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

Provision for Income Taxes

As part of our accounting activities during our second quarter of fiscal 2005, we identified certain errors in our financial statements for the quarter ended April 30, 2004. These errors included the failures to recognize income tax expense appropriately in the amount of $130,000 and non-income tax accruals improperly classified as provision for income taxes of $309,000, resulting in a net decrease to our provision for income taxes of $179,000.

Our provision for income taxes was $0.4 million and $0.6 million for the quarters ended April 30, 2004 and 2003, respectively. The income tax provision includes accruals for income tax in foreign jurisdictions and foreign withholding taxes on revenue. Foreign withholding taxes, when applicable, result from gross income regardless of overall profitability. We recorded net losses of $6.2 million and $9.8 million for the quarters ended April 30, 2004 and 2003, respectively. These losses were allocated among Portal and it’s subsidiaries in accordance with our transfer pricing policies which we believe are in accordance with OECD guidance. However, this guidance is inherently subjective and in some jurisdictions income taxes have been paid or accrued.

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

We used cash totaling $7.2 million in operations during the quarter ended April 30, 2004, a decrease of $1.0 million from the $8.2 million used during the quarter ended April 30, 2003. Net cash used in operations during the quarter ended April 30, 2004 was primarily comprised of a $6.2 million net loss, an increase in prepaid expenses and other current assets of $1.4 million, a decrease in other accrued liabilities of $3.2 million, and a decrease in deferred revenue of $5.1 million, offset by a decrease in accounts receivable of $6.5 million, and an increase in accounts payable of $2.1 million. For the quarters ended April 30, 2004 and 2003, adjustments made for non-cash expenses, such as depreciation and amortization, stock compensation charges (benefit), non-cash restructuring costs, and amortization of purchased intangibles amounted to a $0.7 million reduction of cash and a $9.7 million increase in cash, respectively. The decrease in non-cash expenses for the quarter ended April 30, 2004 as compared to the comparable period in the prior year is due to stock compensation charges in fiscal 2004 and stock compensation benefits in fiscal 2005.

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

The following table summarizes our contractual obligations, including related interest charges, as of April 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Year ending January 31,	Long-term notes payable	Non-cancelable operating leases, net of sublease Restated	Total Restated
2005 (remaining nine months)	$71	$9,581	$9,652
2006	96	12,583	12,679
2007	96	11,780	11,876
2008	96	11,757	11,853
2009	96	12,025	12,121
Thereafter	1,764	34,867	36,631

Total minimum payments	2,219	92,593	94,812
Less amount representing interest	(564)	—	(564)

Present value of future payments	$1,655	$92,593	$94,248

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

WE EXPECT TO INCUR ADDITIONAL LOSSES AND CANNOT BE CERTAIN THAT WE WILL BE PROFITABLE OR GENERATE POSITIVE CASH FLOW

In order to be profitable or generate positive cash flow, we must significantly increase our revenues or further reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues to attain profitability in any future period. Moreover, we have already significantly reduced our expenses through a series of restructurings and there may be a limit to our ability to further reduce expenses without significantly damaging our operational capabilities. We incurred net losses of approximately $6.2 million for the quarter ended April 30, 2004 and $40.2 million, $72.2 million and $395.5 million for fiscal years 2004, 2003 and 2002, respectively.

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

OUR DISCLOSURE AND INTERNAL CONTROLS ARE DEFICIENT IN CERTAIN AREAS AND OUR BUSINESS MAY SUFFER DRAMATICALLY IF WE FAIL TO REMEDY DEFICIENCIES IN OUR CONTROLS.

The design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. Our internal and disclosure controls and procedures may not be effective due to the following, among other issues: absence, insufficiency or ineffectiveness of internal controls and procedures, controls that are ineffectively designed or not functioning as designed and, therefore, unable to detect errors or mistakes, poor implementation of our internal controls, and willful misconduct or misinterpretation by our employees. We have discovered deficiencies in our disclosure controls and procedures. On June 7, 2004, our Audit Committee received a letter from Ernst & Young LLP (“E&Y”), our independent auditors, informing us that E&Y considers certain of these deficiencies to be a “reportable condition” constituting a “material weakness” in our internal controls under standards established by the American Institute of Certified Public Accountants (the “AICPA”). These material weaknesses related to our processes for obtaining and evaluating relevant facts with respect to customer software acceptance, processing and documenting change order requests and the affect on recognition of revenue. According to the AICPA, a “reportable condition” is a significant deficiency in the design or operation of internal control that could adversely affect an entity’s ability to initiate, record, process, and report financial data consistent with the assertions of management in the financial statements. A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

In addition, as part of our accounting activities during the second quarter of fiscal 2005, we identified certain errors in our financial statements for the first quarter of fiscal year 2005 ended April 30, 2004 and determined to restate our financial results for such quarter. The errors that resulted in this restatement were due to additional deficiencies in our disclosure and internal controls including accounting control deficiencies in our Japan operations regarding expense recognition, and process deficiencies related to recording and recognition of deferred revenues. Certain of these deficiencies also constitute material weaknesses.

Due to these disclosure control deficiencies, our management, in connection with providing the certification required by Section 302 of the Sarbanes-Oxley Act of 2002 for our first quarter 10-Q filed with the SEC on June 9, 2004 and again in connection with providing such certification set forth under Part I, Item 4 of our Form 10-Q/A, concluded that our disclosure controls and procedures were deficient, and that some of these deficiencies are reportable conditions and material weaknesses. See Part I, Item 4 “Controls and Procedures.”

If any of our deficiencies are not adequately addressed, we could continue to experience accounting errors that could result in misstatements of our results of operations, restatements of our financial statements, loss of confidence in us as a company, a decline in our stock price, or otherwise adversely affect our business, reputation and results of operations. We continue to analyze and seek ways to enhance our disclosure and internal controls and processes to ensure they are adequate and effective, including as part of our internal control review in connection with Section 404 of the Sarbanes-Oxley Act of 2002. However, there is no guarantee that we will be able to effectively improve our disclosure and internal controls and processes and there can be no guarantee that our improved controls will prevent or detect all material issues or be effective in accomplishing all control objectives, which failures could materially and adversely impact our future financial results and reporting. In connection with our Section 404 internal control review, we may identify additional reportable conditions or even material weaknesses in our internal controls and processes.

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

Even after purchase, our customers tend to deploy our solution slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy our solution. The length of time to implement and deploy systems involving our solution may have an impact on the timing and amount of revenues ultimately received from customers, particularly if payments are tied to implementation or production milestones. For example, in the third quarter of fiscal year 2004, failure to obtain acceptance of certain milestones during the quarter reduced the amount of revenue recognizable during the quarter. In addition, in certain cases, we cannot recognize revenues from that customer until the customer has confirmed acceptance of deliverables as set forth in our agreement with that customer. Customers may refuse to provide, or delay providing, acceptance because they do not believe that we have complied with all of our contractual obligations, due to internal policies and procedures, or for other reasons, some of which are outside of our control, which failure or delay precludes us from recognizing revenues in a particular period or at all. As a result, the revenues derived from a sale may not be recognized immediately and could be spread over an extended period. As a result, an increase in the period of time over which revenue is recognized may cause a decline in the amount of revenues in the short term.

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

We must periodically acquire and dispose of our office facilities in various locations as the number of existing and projected employees’ changes for those locations or as existing leases expire. Securing and building out facilities takes significant lead-time. Historically, because of the need to satisfy projected future expansion, the amount of space we leased was generally more than the amount required at the time. Our significant office leases have terms of between 5 and 20 years. As a result, we frequently attempt to sublease the portions of leased facilities that we have leased but do not currently need. In addition, our reductions in our workforce undertaken over the past two years have substantially reduced our facilities requirements in several locations. As a result, we are attempting to sublease the facilities that we have previously leased but do not currently need or to negotiate reductions in our rent obligations relating to those facilities or cancellations of the applicable leases. We have leased approximately 235,000 square feet for our headquarters facilities in Cupertino, California through 2010. The amounts leased significantly exceed our current requirements and we intend to sublease a majority of the facilities for a substantial portion, if not the entire balance, of the lease term. There is currently a large amount of vacant commercial real estate in the San Francisco Bay Area and in other locations where we have facilities. Moreover, currently prevailing rental rates in many locations, including the San Francisco Bay Area, are significantly lower than those that we are obligated to pay under the leases. We may therefore continue to encounter significant difficulties or delays in subleasing our surplus space and will likely not be able to sublease it for rents equal to those that we are obligated to pay.

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

OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MUCH MORE SUSCEPTIBLE TO RISKS FROM INTERNATIONAL OPERATIONS

For the three months ended April 30, 2004 and for fiscal 2004 and 2003, we derived approximately 88%, 77% and 69% of our revenue, respectively, from sales outside North America. In addition, in fiscal 2003 we opened an engineering center in Bangalore, India. As a result, we face risks from doing business internationally, including, among others:

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

WE MUST SUCCESSFULLY PLAN AND MANAGE CHANGES IN THE SIZE OF OUR OPERATIONS

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We have experienced rapid changes in our number of employees in recent years. On April 30, 2004 we had 623 employees compared to 609 on February 29, 2004 and 580 on February 28, 2003. Based on customer demand or other needs of the business, we may need to engage additional employees and contractors, including those in our India operations. These changes and reorganizations and realignment of personnel have placed, and our anticipated future operations will continue to place, a significant strain on our management resources and our ability to train and allocate sufficient personnel resources to achieve our objectives. Failure to effectively manage the size, location and availability of our employees, including our services and program management workforce, could adversely affect our services revenues, profitability and/or customer relationships. We expect that we will need to continue to evolve our financial, personnel, and managerial controls and reporting systems and procedures and will need to continue to recruit, train and manage our worldwide workforce.

In addition, a reduction in the number of employees may result in significant severance, administrative and legal expenses. Reductions in the number of personnel or reorganization of responsibilities from personnel in one organization or region to another may also adversely affect, or delay, various sales, marketing and product development programs and activities. Reductions in force may result in a temporary lack of focus and reduced productivity, may cause employees to seek alternative employment, may cause delays in product introductions, and may continue to affect revenues in future quarters. In addition, prospects and current customers may decide to delay or not purchase our products due to perceived uncertainty or weakness caused by the reductions. We cannot assure you that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. Our business will suffer dramatically if we fail to effectively manage changes in the size and scope of our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of April 30, 2004, the end of the period covered by this report, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In connection with that evaluation, our management, including our principal executive officer and principal financial officer concluded that our disclosure controls were deficient and identified deficiencies and material weaknesses in our disclosure controls and procedures as of April 30, 2004. These deficiencies were reported as follows: On June 7, 2004, our Audit Committee received a letter from Ernst & Young LLP (“E&Y”), our independent auditors, informing us that it considered our processes for obtaining and evaluating relevant facts with respect to customer software acceptance, processing and documenting change order requests, and the effects on recognition of revenue to be a “reportable condition” constituting a “material weakness” in our internal controls under standards established by the American Institute of Certified Public Accountants.

In addition, as part of our accounting activities during the second quarter of fiscal year 2005, we identified certain errors in our financial statements for the quarter ended April 30, 2004 and determined to restate our financial results for such quarter. More specifically, these errors consisted of failures to:

•	Accrue costs for contractors performing work in the Japan region totaling $842,000.

•	Defer revenue related to a contract amendment entered into in the first quarter ended April 30, 2004 totaling $283,000.

•	Amortize $288,000 of deferred maintenance revenue.

•	Recognize rent expense related to our Japan office facility in the amount of $95,000.

•	Allocate intra-period income tax expense totaling $130,000.

•	Reclassify certain non-income tax accruals resulting in an increase to cost of services of $215,000, an increase to sales and marketing expense of $94,000, and a decrease to the provision for income taxes of $309,000.

In assessing the root cause of these errors, we identified additional control deficiencies related to our accounting cutoff and expense recognition in our Japan operations. These errors were the result of material weaknesses in our Japan operations regarding expense controls and financial statement close processes. During the second quarter ending July 31, 2004, we transitioned a portion of our accounting operations to our headquarters and are assessing further steps including additional finance staffing in Japan.

Our failure to properly defer revenue on the contract amendment was the result of control deficiencies and material weaknesses previously reported in E&Y’s Material Weakness letter dated June 7, 2004.

The failure to recognize support revenue was a result of our failure to properly reconcile and analyze our deferred revenue accounts. We completed reconciliations and an analysis during the second quarter ending July 31, 2004. The tax adjustments resulted from an error in applying expense classification and intra-period allocation.

Management has taken action to address these deficiencies by hiring additional finance and other personnel, creating additional processes, training our engineering, services, finance and other personnel, and have transferred responsibility for certain accounting activities of our Japan operations to our corporate headquarters in Cupertino, California. Our Audit Committee has been reviewing and commenting on management’s actions and plans to improve and enhance and disclosure controls and processes and remedy our deficiencies. We recognize more work is needed to fully remedy these deficiencies, as well as the importance of these issues, and intend to continue our efforts to improve and strengthen our control processes and procedures.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

(a) On September 13, 2004, The Company’s Board of Directors made a change in our CEO. John Little will remain on our Board of Directors. Also effective on September 13, 2004, the Board of Directors named Howard Bain, our Chief Financial Officer, as our interim Principal Executive Officer. David Labuda, our Senior Vice President and Chief Technology Officer, has been appointed as our Chief Executive Officer and president effective September 14, 2004. Mr. Labuda and the Board of Directors have formed an Operating Committee comprised of several Board members to provide operational support. Mr. Labuda, 40, is a co-founder and has served as the Company’s CTO since March 1994.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Financial Officer and Principal Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

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

September 13, 2004	PORTAL SOFTWARE, INC.

	By	/s/ HOWARD A. BAIN III
Howard A. Bain III
Chief Financial Officer and Principal Executive Officer
(On behalf of the Registrant and as the Principal Financial Officer)