Form 10-Q
period 2004-07-31
PORTAL SOFTWARE INC
filed 2004-09-13
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

On August 27, 2004, 42,611,616 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

PORTAL SOFTWARE, INC.

FORM 10-Q

QUARTER ENDED JULY 31, 2004

EXPLANATORY NOTE

This Form 10-Q incorporates restated financial information for the Company’s fiscal quarter ended April 30, 2004. The Company has restated its consolidated financial statements for the fiscal quarter ended April 30, 2004 in a Form 10-Q/A as filed with the SEC on September 13, 2004. The Form 10-Q/A included amendments to:

•	Part I, Item 1, Financial Statements, to restate the Company’s Unaudited Condensed Consolidated Financial Statements as of April 30, 2004 for the Condensed Consolidated Balance Sheet, for the three month period ended April 30, 2004 for the Condensed Consolidated Statements of Operations, for the three month period ended April 30, 2004 for the Condensed Consolidated Statements of Cash Flows and the related Notes to Condensed Consolidated Financial Statements, as more fully described in Note 1 to the Condensed Consolidated Financial Statements;

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement; and

•	Part I, Item 4, Controls and Procedures, to take into account the effects of the restatement.

These adjustments have been reflected in the financial statements and other information for the six months ended July 31, 2004 included in this report on Form 10-Q and such financial statements and other information should be read in conjunction with information contained in the Company’s Form 10-Q/A for the quarter ended April 30, 2004 as filed with the SEC on September 13, 2004.

Item 1. Financial Statements

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	July 31, 2004	January 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,905	$43,020
Short-term investments	35,677	39,884
Accounts receivable, net of allowance for doubtful accounts of $2,026 and $1,857 at July 31, 2004 and January 31, 2004, respectively	18,385	29,749
Restricted short-term investments	1,135	2,556
Prepaid expenses and other current assets	5,102	4,029

Total current assets	93,204	119,238
Property and equipment, net	20,810	20,848
Purchased developed technology, net	665	1,995
Restricted long-term investments	14,019	13,164
Other assets	2,675	2,910

	$131,373	$158,155

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,212	$5,390
Accrued employee benefits	8,953	8,829
Current portion accrued restructuring costs	8,884	9,193
Other accrued liabilities	11,069	9,210
Taxes payable	1,405	3,660
Current portion of long-term notes payable	96	96
Deferred revenue	37,378	28,891

Total current liabilities	76,997	65,269
Long-term notes payable	1,554	1,564
Long-term accrued restructuring costs	14,826	18,791
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series: 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 42,602 and 42,038 shares issued and outstanding at July 31, 2004 and January 31, 2004, respectively	43	42
Additional paid-in capital	613,440	618,966
Accumulated other comprehensive loss	(1,189)	(647)
Notes receivable from stockholders	(15)	(61)
Accumulated deficit	(574,283)	(545,769)

Stockholders’ equity	37,996	72,531

	$131,373	$158,155

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts; unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Revenues:
License fees	$890	$11,321	$5,862	$24,891
Services	17,672	21,880	43,919	40,403

Total revenues	18,562	33,201	49,781	65,294

Costs and expenses:
Cost of license fees	99	22	126	109
Cost of services	17,684	13,195	34,206	24,808
Amortization of purchased developed technology	665	665	1,330	1,330
Research and development	9,892	6,981	17,491	14,148
Sales and marketing	11,833	11,633	23,286	23,022
General and administrative	5,194	3,095	9,123	6,428
Stock compensation (benefit) charges (1)	(3,563)	23,749	(7,338)	30,839
Restructuring (benefit) charges	(361)	—	25	—

Total costs and expenses	41,443	59,340	78,249	100,684

Loss from operations	(22,881)	(26,139)	(28,468)	(35,390)
Interest and other income, net	(291)	(152)	(592)	(29)

Loss before income taxes	(23,172)	(26,291)	(29,060)	(35,419)
Provision (benefit) for income taxes	(902)	600	(546)	1,236

Net loss	$(22,270)	$(26,891)	$(28,514)	$(36,655)

Basic and diluted net loss per share	$(0.52)	$(0.74)	$(0.67)	$(1.02)

Shares used in computing basic and diluted net loss per share	42,533	36,102	42,362	35,908

(1) STOCK COMPENSATION (BENEFIT) CHARGES RELATE TO THE FOLLOWING EXPENSE CATEGORIES:

Cost of services	$(774)	$5,161	$(1,594)	$6,701
Research and development	(1,312)	8,745	(2,702)	11,356
Sales and marketing	(995)	6,633	(2,050)	8,614
General and administrative	(482)	3,210	(992)	4,168

	$(3,563)	$23,749	$(7,338)	$30,839

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Six Months Ended July 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(28,514)	$(36,655)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,102	3,845
Stock compensation (benefit) charges	(7,338)	30,839
Noncash restructuring costs	25	—
Amortization of purchased developed technology	1,330	1,330
Changes in operating assets and liabilities:
Accounts receivable, net	11,364	(3,630)
Prepaid expenses and other current assets	(1,456)	(3,532)
Other assets	235	117
Accounts payable	3,822	2,094
Accrued employee benefits	124	(328)
Other accrued liabilities	(2,440)	(5,643)
Taxes payable	(2,255)	743
Deferred revenue	8,487	841

Net cash used in operating activities	(12,514)	(9,979)

INVESTING ACTIVITIES:
Purchases of short-term investments	(34,647)	(50,025)
Sales of short-term investments	3,514	33,031
Maturity of short-term investments	35,642	29,860
Sales and maturities of restricted long-term investments	—	1,400
Purchases of property and equipment	(3,768)	(3,136)

Net cash provided by investing activities	741	11,130

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	1,813	2,947
Payments received from stockholder notes receivable	46	2
Repayments of notes payable	(10)	(10)
Principal payments under capital lease obligations	—	(11)

Net cash provided by financing activities	1,849	2,928

Effect of exchange rate on cash and cash equivalents	(191)	101

Net (decrease) increase in cash and cash equivalents	(10,115)	4,180
Cash and cash equivalents at beginning of period.	43,020	21,502

Cash and cash equivalents at end of period	$32,905	$25,682

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PORTAL SOFTWARE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies:

Nature of Business and Basis of Presentation

Portal Software, Inc., or Portal or the Company, develops, markets, and supports product-based customer management and billing software solutions primarily for global communications and media markets. Portal’s convergent platform enables service providers to deliver voice, data, video and content services with multiple networks, payment models, pricing plans and value chains. Portal markets its products worldwide through a combination of a direct sales force and distribution partners. Substantially all of Portal’s license revenues have been derived from sales of its Portal Infranet® product line.

The accompanying condensed consolidated financial statements include the accounts of Portal and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet at July 31, 2004, the condensed consolidated statements of operations for the three and six months ended July 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the six months ended July 31, 2004 and 2003 are not audited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments and non-recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The condensed consolidated financial statement information as of January 31, 2004 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission.

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

Restatement

The Company has filed a Form 10-Q/A in order to restate its financial statements contained in its Quarterly Report on Form 10-Q for the first quarter ended April 30, 2004. In the Form 10-Q/A, the Company restated its Unaudited Condensed Consolidated Financial Statements for the first quarter ended April 30, 2004 for the Condensed Consolidated Balance Sheet, for the three month period ended April 30, 2004 for the Condensed Consolidated Statements of Operations, for the three month period ended April 30, 2004 for the Condensed Consolidated Statements of Cash Flows and the related Notes to Condensed Consolidated Financial Statements. Accordingly, the financial statements for the period ended April 30, 2004 that have been included in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 9, 2004 or included in previous announcements should not be relied upon.

As part of the Company’s accounting activities during the Company’s second quarter of fiscal 2005, the Company identified certain errors in its financial statements for its first quarter of fiscal year 2005 ended April 30, 2004. These errors consisted of failures to:

•	Accrue costs for contractors performing work in the Company’s Japan region totaling $841,000.

•	Defer revenue related to a contract amendment entered into in the first quarter ended April 30, 2004 totaling $283,000.

•	Amortize $288,000 of deferred maintenance revenue.

•	Recognize rent expense related to the Company’s Japan office facility in the amount of $95,000.

•	Allocate intra-period income tax expense totaling $130,000.

•	Reclassify certain non-income tax accruals resulting in an increase to cost of services of $215,000, an increase to sales and marketing expense of $94,000, and a decrease to the provision for income taxes of $309,000.

The effect of all of the restatement adjustments for the three months ended April 30, 2004 was to increase revenues by $5,000, increase costs and expenses by $1.2 million, decrease in the provision for income taxes by $0.2 million, increase net loss by $1.1 million, and increase net loss per share by $0.03 per share. In addition, certain amounts in the financial statements as of and for the three months ended April 30, 2004 have been reclassified with no net impact on current assets, current liabilities, revenues or net loss. These adjustments have been reflected in the financial statements and other information for the six months ended July 31, 2004 included in this report on Form 10-Q and such financial statements and other information should be read in conjunction with information contained in the Company’s Form 10-Q/A for the quarter ended April 30, 2004.

Fiscal year

Portal adopted a 52/53 week fiscal accounting year commencing with the 2004 fiscal year. Each quarter consists of 13 weeks ending on a Friday. Fiscal 2005 began on January 31, 2004, the day following the last day of the 2004 fiscal year, and will end on January 28, 2005. Accordingly, all references as of and for the period ended July 31, 2004 and 2003 reflect amounts as of and for the period ended July 30, 2004 and August 1, 2003, respectively. All references as of and for the period ended January 31, 2004 reflect amounts as of and for the period ended January 30, 2004. The quarters ended July 31, 2004 and 2003 are each comprised of 91 days.

Foreign Currency

Portal considers the functional currency of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date and revenue, costs and expenses are translated at average rates of exchange in effect during the year. Translation gains and losses are reported within accumulated other comprehensive loss. For the six months ended July 31, 2004, Portal recorded $0.8 million in net foreign exchange losses primarily as a result of remeasuring foreign denominated accounts to the functional currency. Net foreign exchange losses resulting from the remeasurement of foreign denominated accounts to the functional currency were immaterial for the six months ended July 31, 2003.

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

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. Pursuant to the requirements of Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions,” Portal uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value (“VSOE”) of all undelivered elements exists. VSOE for undelivered elements is based on normal pricing for those elements when sold separately. The software is considered to have been delivered when Portal has provided the customer with the access codes that allow for immediate possession of the software and customer acceptance criteria, if any, has been met. The Company’s assessment of a customer’s creditworthiness is a factor in the determination of whether or not collectibility is probable. The determination of creditworthiness requires the exercise of judgment, which affects Portal’s revenue recognition. If a customer is deemed to not be creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash. Additionally, if Portal enters into contracts with extended payment terms, the underlying revenue is deferred until such payments are due assuming all other conditions for recognition have been met. Revenue from arrangements with resellers who are not the ultimate users is not recognized until evidence of an arrangement with an end user has been received by Portal. Should Portal enter into a transaction with a customer to purchase the customer’s products contemporaneously with the customer’s purchase of software from Portal, Portal’s policy is to recognize the amount of license fees paid to Portal net of the fees paid for the customer’s products.

Custom software development arrangements which do not include license arrangements are generally recognized as follows except when the Company determines that the custom developed software will be made available to other customers. The Company recognizes time and materials service contracts as the services are performed. Fixed price services contracts are recognized on a proportional performance basis as determined by the relationship of contract costs incurred to date and the estimated total contract costs, which are regularly reviewed during the life of the contract, subject to meeting agreed upon milestones which have been formally accepted by the customer. In instances where the Company has determined that it intends to make the custom developed software available to other customers, the Company defers revenue recognition until delivery and acceptance of the software by the customer. Costs incurred to develop the software to be made available to other customers are expensed as incurred to research and development expense.

Services revenues are primarily comprised of revenue from product deployment, configuration, installation, follow-on enhancements and other consulting fees, maintenance agreements and training. When license arrangements include services, the license fees are recognized upon delivery, provided that (1) the criteria set forth in the above paragraph have been met, (2) payment of the license fees is not dependent upon the performance of the services, (3) the services are not essential to the functionality of the software, and (4) VSOE exists on the undelivered services. When software services are not considered essential to the Company’s license arrangements, the Company recognizes time and materials service contracts as the services are performed. Fixed price services contracts are recognized on a proportional performance basis as determined by the relationship of contract costs incurred to date and the estimated total contract costs, which are regularly reviewed during the life of the contract, subject to meeting agreed upon milestones which have been formally accepted by the customer. In the event that a milestone has not been reached and customer acceptance has not been obtained, the associated direct costs are deferred and revenue is not recognized until the milestone has been accepted by the customer.

To date, Portal has been able to estimate efforts required under its services contracts for revenue recognition purposes, including its fixed price contracts. In the event Portal becomes aware that its estimates will result in a loss on a contract, Portal immediately accrues the entire estimated loss.

For arrangements that do not meet the above criteria, both the license revenues and services revenues are recognized under a contract accounting method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Portal follows the percentage-of-completion method where reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage-of-completion on contracts utilizing costs incurred to date as a percentage of the total costs at project completion, subject to meeting agreed milestones which have been formally accepted by the customer. In the event that a milestone has not been reached and accepted by the customer, the associated direct costs are deferred and revenue is not recognized until the milestone has been accepted by the customer. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. Total accrued losses for contracts estimated to incur a loss at July 31, 2004 was $3.7 million.

Maintenance agreements provide technical support and include the right to unspecified upgrades on an when-and-if available basis. For those customers that have purchased maintenance, Portal offers timely access to new product versions and software updates. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related agreement, which is typically one year. Customer advances and amounts invoiced to customers in excess of revenue recognized are generally recorded as deferred revenue.

Deferred revenue was comprised of the following (in thousands, unaudited):

	July 31, 2004	January 31, 2004
Deferred license fees	$15,847	$5,834
Deferred services	21,531	23,057

	$37,378	$28,891

Concentration of Credit Risk

Financial instruments that potentially subject Portal to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. The Company’s investment policy limits the amount of credit risk exposure to any one issuer. Portal is exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet.

Substantially all of Portal’s software and services have been sold to global communications and media markets, including mobile wireless companies, broadband, electronic content and Internet access companies, as well as other Internet and e-commerce companies. Accordingly, adverse economic trends affecting the communications industry and media markets may increase credit risk in trade accounts receivable. Portal has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Portal performs ongoing credit evaluations of the financial condition of its customers. Portal does not require collateral.

Affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 23% and 26% of total revenue for the three months ended July 31, 2004 and July 31, 2003, respectively, and 33% of total revenue for the six months ended July 31, 2004 and July 31, 2003.

One majority owned Vodafone affiliate, Vodafone Group Services Limited, accounted for 12% of revenues for the six months ended July 31, 2004. One majority owned Vodafone affiliate, Vodafone Omnitel, accounted for 13% of revenues during the six months ended July 31, 2003. No other customer accounted for more than 10% of revenues during the three and six months ended July 31, 2004 and July 31, 2003. Net accounts receivable from affiliates majority-owned by Vodafone was $8.5 million as of July 31, 2004.

Guarantees

Portal’s license agreements include indemnification for infringement of third-party intellectual property rights and also include certain warranties. Portal’s software license agreements also generally include a warranty that its software products will substantially operate as described in the applicable program documentation for a period of 90 days after delivery. Portal also warrants that services it performs will be provided in a manner consistent with industry standards. To date, Portal has not incurred any material costs associated with its warranties and no amounts have been accrued relating to indemnification obligations or warranties, as Portal does not believe any losses are probable. Portal has also issued letters of credit totaling $10.3 million related to its leased facilities, two bank guarantees for $1.1 million to support outstanding loans secured by buildings owned by Portal and $0.8 million for a bank guarantee issued in support of Portal’s compliance with performance obligations to a customer. In the event Portal defaults on the terms of the underlying agreements, the beneficiaries may draw on these letters of credit. The requirements to maintain the letters of credit correspond to the terms of the underlying agreements which expire at various dates through 2021.

As permitted under Portal’s Restated Certificate of Incorporation, Bylaws and the Delaware General Corporation Law, Portal has entered into agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at Portal’s request in such capacity.

Segment Information

Portal operates solely in one business segment, the development and marketing of business software and related services. Portal’s foreign operations consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network as well as an engineering and development center in India. Portal’s Chief Executive Officer has responsibility as the chief operating decision maker (CODM) as defined by Statement of Financial Accounting Standards Number 131, “Disclosures about Segments of an Enterprise and Related Information”. The CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and certain direct expenses by geographic region for purposes of making operating decisions and assessing financial performance. Portal’s assets are primarily located in its corporate office in the United States and are not allocated to any specific region, therefore Portal does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. As a result, geographic information is presented only for revenues.

The following table shows Portal’s revenues by region (dollars in millions, unaudited):

	Three Months Ended July 31,		Six Months Ended July 31,
Geographical Revenues	2004	2003	2004	2003
North America	$3.5	$7.9	$7.1	$14.9
Percentage of total revenues	19%	24%	14%	23%
International:
Europe	10.0	16.7	31.3	37.4
Percentage of total revenues	54%	50%	63%	57%
Intercontinental	5.1	8.6	11.4	13.0
Percentage of total revenues	27%	26%	23%	20%

Total international	15.1	25.3	42.7	50.4
Percentage of total revenues	81%	76%	86%	77%

Total revenues	$18.6	$33.2	$49.8	$65.3

North American revenues are defined as revenues from the United States and Canada. Revenues for Europe are defined as revenue from Europe, Middle East and Africa. Intercontinental revenues are defined as revenue from Asia-Pacific, Japan and Central and South America (including Mexico).

Cash, Cash Equivalents, Short-Term and Long-Term Investments

Portal considers all highly liquid, low-risk debt instruments with an original maturity, at the date of purchase, of three months or less to be cash equivalents. At July 31, 2004 and January 31, 2004, cash equivalents and short-term investments consisted primarily of commercial paper, corporate notes, money market funds and government securities.

Portal classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards Number 115, “Accounting for Certain Investments in Debt and Equity Securities”. Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders’ equity. Debt and discount securities are adjusted for straight-line amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses are recorded using the specific identification method and are immaterial for all periods presented.

The following summarizes Portal’s cash, cash equivalents and investments (in thousands, unaudited):

	July 31, 2004	January 31, 2004
Cash and cash equivalents:
Cash	$30,485	$24,499
Money market funds	1,630	11,927
Commercial paper	790	6,594

Total cash and cash equivalents	32,905	43,020

Short-term investments:
Corporate notes Money market funds	20,999	8,384
U.S. Government securities	14,678	31,500

Short-term investments	35,677	39,884

Restricted short-term investments:
Cash Money market funds	80	57
U.S. Government securities	1,055	2,499

Total restricted short-term investments	1,135	2,556

Restricted long-term investments:
Cash	501	—
Money market funds	—	5,171
Corporate notes Commercial paper	—	7,993
U.S. Government securities	13,518	—

Total restricted long-term investments	14,019	13,164

Total cash, cash equivalents and investments	$83,736	$98,624

Available-For-Sale Securities

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
July 31, 2004
Commercial paper	$790	$—	$—	$790
Corporate notes	21,089	2	(92)	20,999
U.S. Government securities	29,336	97	(182)	29,251

Total available for sale debt securities	$51,215	$99	$(274)	$51,040

Amounts included in cash and cash equivalents	$790	$—	$—	$790
Amounts included in short-term investments	35,852	99	(274)	35,677
Amounts included in restricted short-term investments	1,055	—	—	1,055
Amounts included in restricted long-term investments	13,518	—	—	13,518

Total available for sale debt securities	$51,215	$99	$(274)	$51,040

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
January 31, 2004
Commercial paper	$6,594	$—	$—	$6,594
Corporate notes	16,366	18	(8)	16,376
U.S. Government securities	34,005	8	(13)	34,000

Total available for sale debt securities	$56,965	$26	$(21)	$56,970

Amounts included in cash and cash equivalents	$6,594	$—	$—	$6,594
Amounts included in short-term investments	39,879	26	(21)	39,884
Amounts included in restricted short-term investments	2,499	—	—	2,499
Amounts included in restricted long-term investments	7,993	—	—	7,993

Total available for sale debt securities	$56,965	$26	$(21)	$56,970

The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands, unaudited):

	July 31, 2004	January 31, 2004
Due within one year	$38,809	$30,893
Due within two years	11,441	19,483
Restricted investments	(14,573)	(10,492)

	$35,677	$39,884

Restricted investments represent collateral for outstanding letters of credit and bank guarantees. The collateral amounts are typically in excess of the face value of the letters of credit and bank guarantees in order to account for potential fluctuations in the value of the investments and exchange rates. As of July 31, 2004, restricted short-term investments of $1.1 million combined with restricted long-term investments of $14.0 million represent collateral for five letters of credit and three bank guarantees. As of July 31, 2004, the five letters of credit requiring collateral of $12.8 million were issued in lieu of a cash security deposit and are renewable annually and expire on various dates from October 31, 2004 through March 5, 2021. Two bank guarantees requiring collateral of $1.3 million relate to outstanding loans secured by buildings owned by Portal and expire on January 1, 2011 and December 31, 2017. The other bank guarantee requiring collateral of $1.1 million was issued in support of Portal’s compliance with performance obligations to a customer and expires on April 15, 2005. Restricted investments consist of cash and U.S. Government securities maturing over a period of one to two years.

Portal also invests in equity instruments of a privately-held company for business and strategic purposes. This investment is included in other assets, in the amount of $1.5 million (total investment of $2.0 million net of a valuation allowance of $0.5 million) as of July 31, 2004. The investment is accounted for using the cost method as Portal does not have the ability to exercise significant influence over the operations of the company and Portal’s investment is less than 20% of the outstanding voting shares in this entity. Portal monitors its investments for other than temporary impairment, basing its assessment on a review of the investee’s operations and other indicators. Other indicators include, but are not limited to, capital resources, prospects of receiving additional financing, the valuation of recently completed financings, and prospects for liquidity of the related securities.

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

Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data; unaudited):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Basic and diluted:
Net loss	$(22,270)	$(26,891)	$(28,514)	$(36,655)

Weighted-average shares of common stock outstanding	42,533	36,109	42,362	35,915
Less: Weighted-average shares subject to repurchase	—	(7)	—	(7)

Weighted-average shares used in computing basic net loss per share	42,533	36,102	42,362	35,908

Net loss per share	$(0.52)	$(0.74)	$(0.67)	$(1.02)

Portal has excluded outstanding stock options from the calculation of diluted loss per share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share was 4,494,000 and 5,007,000 for the three months ended July 31, 2004 and July 31, 2003, respectively, and 4,156,000 and 5,927,000 for the six months ended July 31, 2004 and July 31, 2003, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

Stock-Based Compensation

Portal has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee and director stock-based awards. An alternative method prescribed by Statement of Financial Accounting Standards Number 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards Number 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB 25, Portal does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed.

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

The weighted average fair value, per share, of options granted for the three and six months ended July 31, 2004 was $3.01 and $4.97, respectively. The weighted average fair value, per share, of options granted for the three and six months ended July 31, 2003 was $9.00 and $7.75, respectively.

Summarized below are the pro forma effects on net loss and net loss per share as if Portal had elected to use the fair value approach prescribed by SFAS 123 for valuing options and shares granted under its employee stock purchase plan (in thousands, except per share amounts; unaudited):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net loss, as reported	$(22,270)	$(26,891)	$(28,514)	$(36,655)
Add: Stock-based employee compensation (benefits) charges included in reported net loss	(3,563)	23,749	(7,338)	30,839
Deduct: Stock-based employee compensation expense determined under the fair value method for all rewards (SFAS 123)	(6,005)	(8,140)	(11,117)	(15,407)

Pro forma net loss	$(31,838)	$(11,282)	$(46,969)	$(21,223)

Basic and diluted net loss per share:
As reported	$(0.52)	$(0.74)	$(0.67)	$(1.02)

Pro forma	$(0.75)	$(0.31)	$(1.11)	$(0.59)

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss), which includes certain changes in the equity of the Company. Details of comprehensive loss are as follows (in thousands, unaudited):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net loss	$(22,270)	$(26,891)	$(28,514)	$(36,655)
Change in unrealized loss on marketable securities	(73)	(49)	(180)	(59)
Change in cumulative translation adjustment	215	31	(362)	100

	$(22,128)	$(26,909)	$(29,056)	$(36,614)

Details of accumulated other comprehensive loss is as follows (in thousands, unaudited):

	July 31, 2004	January 31, 2004
Unrealized (loss) gain on marketable securities	$(175)	$5
Cumulative translation adjustment	(1,014)	(652)

	$(1,189)	$(647)

Note 2. Restructuring

        In fiscal 2003 and 2002 Portal’s Board of Directors approved the implementation of restructuring plans to effect a change in the Company’s operations and cost structure to more fully align with its revised business strategy requiring a greater focus on the needs of diversified telecommunications service providers. The plans included reductions in workforce of approximately 250 employees in fiscal 2003 and 620 employees in fiscal 2002, facilities reductions and asset write-offs. These workforce reductions affected substantially all of the Company’s organizations located in North America and Europe. The Company recorded restructuring charges of $36.5 million and $71.0 million for the fiscal years 2003 and 2002, respectively.

The restructuring charges recorded in fiscal 2003 included $6.2 million of severance related amounts, $17.1 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, $11.7 million in asset write-offs and $1.5 million for other costs. The restructuring charges recorded in fiscal 2002 included $17.3 million of severance related amounts, $36.4 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, $15.8 million in asset write-offs, and $1.5 million for other costs.

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

During the three months ended July 31, 2004, the Company recorded a $0.4 million restructuring benefit and for the six months ended July 31, 2004 the Company recorded a $25,000 restructuring charge. The $0.4 million benefit was primarily the result of a facility expense refund due to a lessor’s year end expense allocation true-up from one of the Company’s vacant facilities. The $25,000 of restructuring charges in the six month period were due to expense in the first quarter of fiscal 2005 of $0.4 million which was largely offset by a $0.4 million benefit in the second quarter of fiscal 2005. The $0.4 million net restructuring charge in the first quarter of fiscal 2005 resulted from a $1.9 million increase in an accrual related to extending the time period the Company estimated one of its facilities would be vacant, primarily offset by a reduction of $1.5 million in an accrual the Company was relieved of in the quarter when a bank loan guarantee was paid by the borrower. The $1.9 million increase in the facility accrual became necessary when negotiations with the landlord to terminate this lease ended in the first quarter of fiscal 2005.

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

A summary of accrued restructuring costs is as follows (in thousands, unaudited):

	January 31, 2004	Adjustments	Cash Payments	July 31, 2004
Severance	$135	$—	$(1)	$134
Facilities	26,136	1,644	(4,296)	23,484
Other	1,713	(1,619)	(2)	92

	27,984	$25	$(4,299)	23,710

Current portion of accrued restructuring costs	9,193			8,884

Long-term accrued restructuring costs	$18,791			$14,826

The restructuring accrual for facilities as of July 31, 2004 of $23.5 million included approximately $15.3 million for future minimum lease payments and $8.2 million for semi-fixed facility related operating costs, including taxes, utilities, common area maintenance and related expenses over the same period related to the respective future minimum lease payments. If Portal is unable to find suitable sublessees for its unused facilities, Portal’s maximum exposure for future additional lease payments and facility-related operating costs which are not included in the accrued restructuring amounts is $41.2 million.

Note 3. Interest and Other Income, Net

Interest and other income, net primarily represents net interest income, net gains and losses resulting from foreign currency exchange rate changes and other net losses.

The following table sets forth information regarding the Company’s interest and other income, net (in thousands, unaudited):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Interest income, net	$190	$123	$436	$351
Foreign currency exchange loss, net	(412)	(150)	(835)	(103)
Other losses, net	(69)	(125)	(193)	(277)

	$(291)	$(152)	$(592)	$(29)

Note 4. Income Taxes

For the three and six months ended July 31, 2004, the Company recorded a provision (benefit) for income taxes of $(0.9) million and $(0.5) million, respectively. The benefit was due to a refund of prior period taxes, resulting from a foreign loss carry back. The benefit was partially offset by a provision for foreign withholding taxes and an accrual for tax on earnings generated from foreign operations. For the three and six months ended July 31, 2003 the Company recorded a provision for income taxes of $0.6 million and $1.2 million, respectively, primarily as a result of foreign withholding taxes on revenue and tax on earnings generated from foreign operations. With respect to deferred taxes, the Company has recorded a valuation allowance to reduce its net deferred tax assets to zero, as it is more likely than not that these assets will not be realized. While Portal has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Portal was to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. Portal will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Note 5. Commitments and Contingencies

Legal Matters

On July 9, 2001, a purported class action complaint was filed in the United States District Court for the Southern District of New York against Portal, certain of its officers and several underwriters of Portal’s initial public offering (“IPO”). The lawsuit alleges violations of Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, arising from alleged improprieties by the underwriters in connection with the 1999 IPO and follow-on public offering, and claims to be on behalf of all persons who purchased Portal Software shares from May 5, 1999 through December 6, 2000. Four additional nearly identical class actions were also filed in July and August 2001 based on essentially the same facts and allegations. Specifically, the complaints allege the underwriters charged certain of their customers fees in excess of those disclosed in the prospectus and engaged in certain allegedly improper activities in connection with the distribution of the IPO shares. The complaint was subsequently amended to allege similar claims with respect to the secondary public offering in September 1999.

The cases were consolidated into a single action, and a consolidated amended complaint was filed on April 19, 2002. These actions are part of the litigation known as the “IPO Securities Litigation,” which has been brought against over 300 issuers and nearly 55 underwriters alleging claims virtually identical to those alleged against us. This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions has been denied. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company.

Portal has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. In this settlement, plaintiffs will release all claims against Portal and its executive officers named in the suit, in exchange for the assignment or surrender of control of certain claims Portal may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The settlement agreement, which has not yet been executed, has been submitted to the Court for approval. Approval by the Court cannot be assured.

On November 13, 2003, Portal announced that its results for the quarter ended October 31, 2003 would be lower than previously estimated. On November 20, 2003, a purported class action complaint was filed in the United States District Court for the Northern District of California against Portal, and certain of its officers and directors. The lawsuit claims to be on behalf of all persons who purchased Portal shares from May 20, 2003 through November 13, 2003 (the “Class Period”). Several similar class actions have also been filed in the same court based on essentially the same facts and allegations. These cases were consolidated on February 4, 2004, and a lead plaintiff and lead plaintiff’s counsel were appointed on March 25, 2004. On May 24, 2004, the lead plaintiff filed a consolidated amended complaint alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, arising from allegations that during the Class Period Portal recognized revenue improperly and failed to disclose declining demand for its products and services. The consolidated amended complaint seeks damages in an unspecified amount. Portal filed a motion to dismiss the consolidated amended complaint on July 6, 2004, and the hearing on the motion is currently scheduled for September 30, 2004.

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

Portal management believes that the claims asserted by these lawsuits are without merit, and intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, Portal cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect Portal’s business and could result in payment of significant damages by Portal, all of which would harm the financial condition and results of operations.

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

The Company’s Board of Directors has made a change in our CEO and appointed Dave Labuda as the Company’s CEO and President, effective September 14, 2004. Mr. Labuda and the Board of Directors have formed an Operating Committee comprised of several Board members to provide operational support. Effective September 13, 2004, John Little will remain with the Company solely as a Board of Director. The Company expects to make additional organizational changes.

Business

We develop, market, provision, and support customer management and billing solutions primarily for global communications and media markets. Our convergent platform is designed to enable service providers to deliver voice, data, video and content services with multiple networks, payment models, pricing plans and value chains.

We believe that the growth and rapid change in the global communications and media markets provide a unique opportunity for our solutions which provide real-time, flexible and scalable solutions for these markets. To fully realize this opportunity, we must expand our penetration in this market to enable us to increase our revenues and to achieve profitability and positive cash flow.

While we currently provide solutions for some of the leading global communications and media markets, we face competitors with substantially greater financial resources than us. As such, it is important that we demonstrate to our customers our ability to successfully compete with larger solution providers by providing equal or greater levels of support for our products, today and in the future, and by continuing to enhance our products to meet the needs of the rapidly changing markets for which our solution was designed.

Financial

Beginning with fiscal 1997, substantially all of our revenues have come from the license of one product line, Portal Infranet, and from related services. Revenues consist of Infranet licenses, professional services and maintenance fees. License revenues are comprised of perpetual or multi-year license fees, which are primarily derived from contracts with global communications and media markets. Professional services include implementation services, training, business consulting, and operational support services. Solutions development consists of custom engineered development efforts tailored to the needs of specific customers. These services are provided throughout the customer lifecycle. We believe that future revenues will be generated primarily from the following sources:

•	services for the deployment of licenses and follow-on solutions related to our customers’ end-to-end billing needs;

•	delivery of custom product functionality to customers that is not expected to be made available to other customers;

•	delivery of custom product functionality to customers that will be made available to other customers as part of Portal’s product offering;

•	license fees from new customers; for new products or new Infranet modules to existing customers; and growth in the subscriber base of existing customers, which will lead to increased revenue from subscriber-based licenses; and

•	annual maintenance fees for the support of existing deployments and rights to access when-and-if available upgrade enhancements to our platform.

We have established a number of relationships with systems integrators and hardware platform, software and service providers. We have derived, and anticipate that we will continue to derive, some portion of our revenues from customers that have significant relationships with our integration and platform partners.

As a result of continuing consolidation in the telecommunications and information provider industries and the reduction in capital available for emerging companies, we expect to derive an increasing portion of our total revenues from large global communications and media companies. We continue to focus on increasing the number of customer engagements involving solutions or development services. One of the material impacts of this change to more arrangements involving product development service is that product development services revenue are consequently recognized upon delivery and acceptance of the software, rather than as development services are delivered. This may cause a decline in short term revenues and significant fluctuations in revenues from quarter to quarter as recognition of revenues from these services are deferred until delivery and acceptance of the software. Frequently these arrangements may result in the receipt of cash prior to delivery and/or acceptance of the software, while associated expenses may be recognized as incurred.

The portion of our total revenues that is derived from international operations has increased substantially in recent years. For the six months ended July 31, 2004, international revenues were 86% and U.S. revenues were 14% of our total revenues. As a result, we face greater exposure to the risks associated with international operations. In addition, we believe that in the future a larger portion of our services revenues may be based on fixed price contracts. This could result in a higher portion of revenue being recognized under the percentage of completion method and failure to reach project milestones and obtain customer acceptance at the end of a quarter could have an adverse impact on revenue in that quarter. In addition, our margins and overall profitability on fixed price contracts could be more difficult to estimate than on time and materials contracts. For a description of factors that may affect our future results see “Risks Associated with Our Business and Future Operating Results.”

In addition to making critical accounting estimates, we must ensure that our financial statements are properly stated in accordance with Generally Accepted Accounting Principles (GAAP). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., stock-based compensation, restructuring activities, depreciation methodology, etc.). We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Long-Lived Assets

•	Accrued Restructuring Expenses

•	Income Taxes

As described in the Company’s revenue recognition policies disclosed in Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” the Company’s accounting treatment for custom software development varies based upon the Company’s intent as to whether such custom developed software will be made available to other customers. The Company makes this assessment based upon a number of factors, including the contractual terms of the arrangement, the Company’s product roadmap and development plans. As these are all indicators of intent, substantial judgment is required by management in making this assessment.

Our management has reviewed our critical accounting policies, critical accounting estimates, and the related disclosures with the Audit Committee. Additional information about these critical accounting policies may be found in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004, in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies and Estimates.”

On September 3, 2003, our Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-five, causing each outstanding share of common stock to convert automatically into one-fifth of a share of common stock. The reverse split became effective at the close of business on September 26, 2003. In lieu of fractional shares, stockholders received a cash payment based on an average trading price of the common stock prior to the effectiveness of the reverse split. All references to share and per share amounts for all periods presented have been restated to reflect this reverse split.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, each item from our Condensed Consolidated Statements of Operations, the relative percentage that those amounts represent to consolidated revenues (unless otherwise indicated) and the percentage change in those amounts from period-to-period. All percentages are calculated using actual amounts rounded to the nearest thousand (dollars in thousands, unaudited.)

			Percent of Revenues
	Three Months Ended July 31,		Three Months Ended July 31,		Percent Change
	2004	2003	2004	2003	2004 vs. 2003
Revenues:
License fees	$890	$11,321	5%	34%	(92)
Services	17,672	21,880	95	66	(19)

Total revenues	18,562	33,201	100	100	(44)

Costs and expenses:
Cost of license fees	99	22	—	—	350
Cost of services	17,684	13,195	95	40	34
Amortization of purchased developed technology	665	665	4	2	—
Research and development	9,892	6,981	53	21	42
Sales and marketing	11,833	11,633	64	35	2
General and administrative	5,194	3,095	28	9	68
Stock compensation (benefit) charges	(3,563)	23,749	(19)	72	(115)
Restructuring benefit	(361)	—	(2)	—	—

Total costs and expenses	41,443	59,340	223	179	(30)

Loss from operations	(22,881)	(26,139)	(123)	(79)	(12)
Interest and other income, net	(291)	(152)	(1)	—	91

Loss before income taxes	(23,172)	(26,291)	(125)	(79)	(12)
Provision (benefit) for income taxes	(902)	600	(5)	2	(250)

Net loss	$(22,270)	$(26,891)	(120)%	(81)%	(17)

Revenues

The decrease in total revenues for the three months ended July 31, 2004 as compared to the prior year was primarily a result of significantly lower license revenues and to a lesser extent lower services revenues.

The decline in license revenues was due to fewer license sales in the July 31, 2004 quarter as compared to the prior year. In addition, there were license contracts executed in the quarter which have related implementation services contracts. Certain implementation services contracts that we determined were linked to executed license agreements have not yet been completed and therefore, the license revenue has been deferred.

The decline in services revenues for the three months ended July 31, 2004 compared to the three months ended July 31, 2003 was the result of lower consulting revenues which were partially offset by increased support and maintenance revenues. Consulting revenues decreased primarily due to our failure to complete milestones on certain services projects and work performed on contracts prior to finalization of the underlying contract.

Affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 23% and 26% of total revenue recognized during the quarters ended July 31, 2004 and July 31, 2003, respectively. No other customer accounted for more than 10% of total revenues during the quarters ended July 31, 2004 or July 31, 2003.

			Percent of Revenues		Percent Change
	Six Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003	2004 vs. 2003
Revenues:
License fees	$5,862	$24,891	12%	38%	(76)
Services	43,919	40,403	88	62	9

Total revenues	49,781	65,294	100	100	(24)

Costs and expenses:
Cost of license fees	126	109	—	—	16
Cost of services	34,206	24,808	69	38	38
Amortization of purchased developed technology	1,330	1,330	3	2	—
Research and development	17,491	14,148	35	22	24
Sales and marketing	23,286	23,022	47	35	1
General and administrative	9,123	6,428	18	10	42
Stock compensation (benefit) charges	(7,338)	30,839	(15)	47	(124)
Restructuring charges	25	—	—	—	—

Total costs and expenses	78,249	100,684	157	154	(22)

Loss from operations	(28,468)	(35,390)	(57)	(54)	(20)
Interest and other income, net	(592)	(29)	(1)	—	1,941

Loss before income taxes	(29,060)	(35,419)	(58)	(54)	(18)
Provision (benefit) for income taxes	(546)	1,236	(1)	2	(144)

Net loss	$(28,514)	$(36,655)	(57)%	(56)%	(22)

Revenues

The decrease in total revenues for the six months ended July 31, 2004 was the result of a significant reduction in the amount of license revenues partially offset by slightly increased services revenues.

The decline in license revenues was due to fewer license sales in the six months ended July 31, 2004 as compared to the prior year. In addition, there were license contracts executed in the quarter ended July 31, 2004 which have related implementation services contracts. Certain implementation services contracts have not yet been completed and therefore the license revenue has been deferred. The $10.0 million increase in deferred license revenue at July 31, 2004 compared to January 31, 2004 was a result of license revenues deferred as a result of related implementation services contracts which were not executed prior to the end of the quarter as well as software development arrangements where revenue is deferred until final delivery and customer acceptance.

Services revenues increased in the six months ended July 31, 2004 compared to the six months ended July 31, 2003 primarily due to increased demand for our implementation services from wireless operators and content providers and the timing of meeting delivery and customer acceptance milestones. Wireless customers have purchased smaller licenses initially for internal purposes and then have entered into professional services engagements spanning multiple quarters prior to making a decision to purchase additional licenses to be used in a production environment based on a specific number of subscribers.

Affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 33% of total revenue recognized during the six months ended July 31, 2004 and 2003. One majority-owned Vodafone affiliate, Vodafone Group Services Limited, accounted for 12% of total revenues during the six months ended July 31, 2004. One majority owned Vodafone affiliate, Vodafone Omnitel, accounted for 13% of total revenues during the six months ended July 31, 2003. No other customer accounted for more than 10% of total revenues during the six months ended July 31, 2004 or July 31, 2003. Net accounts receivable from affiliates majority-owned by Vodafone were $8.5 million as of July 31, 2004.

The following table shows our revenues by region (dollars in millions, unaudited):

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
Geographical Revenues	2004	2003		2004	2003
North America	$3.5	$7.9	(56)	$7.1	$14.9	(52)
Percentage of total revenues	19%	24%		14%	23%
International:
EMEA	10.0	16.7	(40)	31.3	37.4	(16)
Percentage of total revenues	54%	50%		63%	57%
Intercontinental	5.1	8.6	(41)	11.4	13.0	(12)
Percentage of total revenues	27%	26%		23%	20%

Total international	15.1	25.3	(40)	42.7	50.4	(15)
Percentage of total revenues	81%	76%		86%	77%

Total revenues	$18.6	$33.2	(44)	$49.8	$65.3	(24)

North American revenues, which are defined as revenues from the United States and Canada, decreased significantly for the three and six month periods ended July 31, 2004 compared with the three and six month periods ended July 31, 2003 primarily due to a shift from Internet-based customers to customers in the wireless industry.

Revenues for EMEA, defined as Europe, Middle East and Africa decreased in both the three and six month periods ended July 31, 2004 compared with the same periods ended July 31, 2003 primarily as a result of not obtaining additional or significant new business with key wireless communications and media providers in this region.

Intercontinental revenues, which are defined by us as Asia-Pacific, Japan and Central and South America (including Mexico) decreased in the three and six month periods ended July 31, 2004 when compared with the three and six month periods ended July 31, 2003 primarily as a result of our inability to complete and execute a services arrangement with a customer, which resulted in the deferral of license revenues in the three and six months ended July 31, 2004. In addition, Intercontinental revenues decreased due to not completing certain milestones on consulting projects which resulted in revenue not being recognized on these projects.

Cost of License Fees

Cost of license fees consists of the cost of software used in the fulfillment process and third-party royalty obligations with respect to third-party technology included in Portal Infranet. For the three and six month periods ended July 31, 2004 compared to the three and six month periods ended July 31, 2003, these costs increased due to higher third-party royalty obligations from royalty arrangements applicable in the three and six months ended July 31, 2004.

Cost of Services

Cost of services primarily consists of personnel, employees and subcontractors, and related costs for our professional service and maintenance offerings. We also include personnel and related costs of employees in our research and development function who spend time working on billable professional services engagements. The increase in cost of services for both the three and six month periods ended July 31, 2004 from the same periods ended July 31, 2003 is primarily due to increases in headcount and sub-contractors in our consulting organization. In addition, the six months ended July 31, 2004, includes $1.9 million of costs transferred from research and development for the time research and development personnel worked on billable solutions development engagements. No amounts were transferred from research and development to cost of services for any other periods presented.

Services Gross Margin

The following table shows services revenue, cost of services and the services gross margin (dollars in thousands, unaudited):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Services	$17,672	$21,880	$43,919	$40,403
Cost of services	(17,684)	(13,195)	(34,206)	(24,808)

	$(12)	$8,685	$9,713	$15,595

Gross margin	—%	40%	22%	39%

The significant decrease in gross margins for the three and six months ended July 31, 2004 compared with July 31, 2003 was primarily due to a professional services engagement where services costs were incurred for which we did not have an executed agreement. This precluded us from recognizing revenue, as well as decreased margins and increased losses on certain fixed priced contracts. Our failure to execute a certain services agreement had a significant adverse impact on our services gross margins in the three and six month periods ended July 31, 2004. Should we fail to enter into a consulting agreement with this customer, we may not receive payment or be able to record any revenues associated with our consulting efforts, which also reduces our overall margins. Had we executed a contract at the start of work on this engagement, our margins and service revenues would have been higher for the three and six month periods ended July 31, 2004. Further, if we are able to execute an agreement in the future, as costs to date have been expensed, our margins in that period will be higher than they otherwise would have been.

Amortization of Purchased Developed Technology

For the three month periods ended July 31, 2004 and 2003, we amortized purchased developed technology related to our investment in Solution 42 in the amount of $0.7 million. For the six months ended July 31, 2004 and 2003, we amortized $1.3 million. Amortization of purchased developed technology will be completed at the end of the third quarter 2005 once the remaining amortization of $0.7 million is recorded.

Research and Development Expenses

Research and development expenses consist primarily of personnel and related costs for our development and certain technical support efforts. Research and development expenses were $9.9 million and $7.0 million for the three months ended July 31, 2004 and 2003, respectively, and $17.5 million and $14.1 million for the six months ended July 31, 2004 ad 2003, respectively. These increases were due to higher headcount related expenses. For the six months ending July 31, 2004, higher headcount expenses were partially offset by the transfer of $1.9 million of costs to cost of services expense for the time research and development personnel worked on billable solutions development engagements. Also, included in the six months ended July 31, 2004 is $4.0 million of research and development costs related to billable solutions development engagements which have not been completed and were not transferred to cost of services. Research and development expense increased as a percentage of revenue from the three and six month periods ended July 31, 2003 to the three and six month periods ended July 31, 2004 due to an increase in research and development costs in absolute dollar terms and a decrease in revenue during the same period. We have not capitalized any software development costs to date.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel and related costs and commissions for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new customers and partners and the maintenance of existing strategic relationships. Sales and marketing expenses remained essentially unchanged at $11.8 million and $11.6 million for the three months ended July 31, 2004 and 2003, respectively, and $23.3 million and $23.0 million for the six months ended July 31, 2004 and 2003, respectively. This primarily represents increases in marketing programs offset by decreases in headcount and commission expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, as well as litigation and other legal expenses and, information system and facilities expenses not allocated to other departments. General and administrative expenses were $5.2 million and $3.1 million for the three months ended July 31, 2004 and 2003, respectively and $9.1 million and $6.4 million for the six months ended July 31, 2004 and 2003, respectively. The increases in general and administrative expenses for both the three and six month periods ended July 31, 2004 were primarily due to increases in legal fees, audit fees and Sarbanes-Oxley related compliance costs for the periods. General and administrative expenses increased as a percentage of revenues from both the three and six month periods ended July 31, 2004 to the same periods of 2003 due to an increase in general and administrative costs in absolute dollar terms and a decrease in revenues during the same period.

Stock Compensation (Benefit) Charge

In November 2002, our Compensation Committee approved a plan to reprice stock options for employees (excluding our Chief Executive Officer and members of our Board of Directors). Under this repricing plan, 4,154,999 outstanding options with an exercise price greater than $3.45 per share (the closing market price on the date of repricing) were repriced to an exercise price of $3.45 per share. There were no changes to the vesting schedules of these options. These repriced options became subject to variable accounting, which requires that they be remeasured based upon the current fair market value of our common stock at the end of each accounting period until they are exercised or expire. As a result for the three and six month periods ended July 31, 2004, we recorded a stock compensation benefit of $3.6 million and $7.3 million due to the decrease in the price of our common stock during the three and six months ended July 31, 2004. Total shares subject to variable accounting as of July 31, 2004 and July 31, 2003 were 1,946,943 and 3,387,403, respectively. At July 31, 2004, the fair market value of our common stock was below the repriced option exercise price of $3.45 per share. In recording the variable accounting benefit in the quarter ended July 31, 2004 from the decline in the fair market value of our common stock, we did not recognize that benefit resulting from the decline in the fair market value of our common stock below the repriced option exercise price of $3.45 per share.

The following table shows the amounts of stock compensation (benefit) charge that would have been recorded under the following categories had stock compensation (benefit) charge not been separately stated on the statements of operations (in thousands, unaudited).

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Cost of services	$(774)	$5,161	$(1,594)	$6,701
Research and development	(1,312)	8,745	(2,702)	11,356
Sales and marketing	(995)	6,633	(2,050)	8,614
General and administrative	(482)	3,210	(992)	4,168

	$(3,563)	$23,749	$(7,338)	$30,839

Restructuring Costs

During the three months ended July 31, 2004, we recorded a $0.4 million restructuring benefit and for the six months ended July 31, 2004 we recorded a $25,000 restructuring charge. The $0.4 million benefit was primarily the result of a facility expense refund due to a lessor’s year end expense allocation true-up from one of our vacant facilities. The $25,000 of restructuring charges in the six month period were due to expense in the first quarter of fiscal 2005 of $0.4 million which was largely offset by a $0.4 million benefit in the second quarter of fiscal 2005. The $0.4 million net restructuring charge in the first quarter of fiscal 2005 resulted from a $1.9 million increase in an accrual related to extending the time period we estimated one of our facilities would be vacant, primarily offset by a reduction of $1.5 million in an accrual we were relieved of in the quarter when a bank loan guarantee was paid by the borrower. The $1.9 million increase in the facility accrual became necessary when negotiations with the landlord to terminate this lease ended in the first quarter of fiscal 2005.

These amounts were related to the restructuring plan approved by our Board of Directors in 2002 which included a reduction in workforce of approximately 250 employees, facilities reductions and asset write-offs.

A summary of accrued restructuring costs is as follows (in thousands, unaudited):

	January 31, 2004	Adjustments	Cash Payments	July 31, 2004
Severance	$135	$—	$(1)	$134
Facilities	26,136	1,644	(4,296)	23,484
Other	1,713	(1,619)	(2)	92

	27,984	$25	$(4,299)	23,710

Current portion of accrued restructuring costs	9,193			8,884

Long-term accrued restructuring costs	$18,791			$14,826

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes was $(0.9) million and $0.6 million for the three months ended July 31, 2004 and 2003, respectively, and $(0.5) million and $1.2 million for the six months ended July 31, 2004 and 2003. The income tax provision includes accruals for income tax in foreign jurisdictions and foreign withholding taxes on revenue. Foreign withholding taxes, when applicable, result from gross income regardless of overall profitability. In the second quarter ended July 31, 2004, we recognized a benefit due to a prior year loss carryback in a foreign jurisdiction. We recorded net losses of $22.3 million and $26.9 million for the three months ended July 31, 2004 and 2003, respectively, and $28.5 million and $36.7 million for the six months ended July 31, 2004 and 2003, respectively. These losses were allocated among us and our subsidiaries in accordance with our transfer pricing policies which we believe are in accordance with OECD (Organization for Economic Cooperation and Development) guidance. However, this guidance is inherently subjective and in some jurisdictions income taxes have been paid or accrued.

We believe there is sufficient uncertainty regarding the realization of our deferred tax assets to require a valuation allowance. These factors include consideration of past operating results, the competitive nature of our market and the unpredictability of future operating results. Therefore, we continue to reserve our deferred tax assets as of July 31, 2004. We will continue to assess our ability to realize tax benefits available to us based on actual and forecasted operating results.

Liquidity and Capital Resources

We have generated net losses from operations during the past several years. Our operations have largely been funded by sales of our common stock. In fiscal 2004, we raised net proceeds of $56.0 million through the sale of common stock in a common stock registered offering. The proceeds of this stock offering have been partially used to fund our operating losses incurred in fiscal 2004 and 2005 and fund our restructuring efforts. We may continue to generate operating losses in the future which may require us to raise additional capital.

Cash, cash equivalents and investments (including restricted investments of $15.2 million) totaled $83.7 million at July 31, 2004, compared with a balance of $98.6 million (including restricted investments of $15.7 million) at January 31, 2004.

We used cash totaling $12.5 million in operations during the six months ended July 31, 2004, an increase of $2.5 million from the $10.0 million used during the six months ended July 31, 2003. Net cash used in operations during the six months ended July 31, 2004 was primarily comprised of a $28.5 million net loss, an increase in prepaid expenses and other current assets of $1.5 million, a decrease in other accrued liabilities of $2.4 million and a decrease in taxes payable of $2.3 million. This was offset by a decrease in accounts receivable of $11.4 million, an increase in accounts payable of $3.8 million and an increase in deferred revenue of $8.5 million.

For the six months ended July 31, 2004 and 2003, adjustments made for non-cash expenses, such as depreciation and amortization, stock compensation (benefit) charges and amortization of purchased developed technology amounted to a benefit of $1.9 million and a charge of $36.0 million, respectively. This is a result of recording stock compensation benefits of $7.3 million for the six months ended July 31, 2004 and stock compensation charges of $30.8 million for the six months ended July 31, 2003.

The decrease in accounts receivable from January 31, 2004 to July 31, 2004 was due to the decrease in revenues for the three months ended July 31, 2004 when compared with the three months ended January 31, 2004. The increase in prepaid expenses and other current assets was primarily due to the increase in deferred consulting costs as a result of costs incurred prior to the recognition of the related revenue upon customer acceptance on professional services projects. The increase in accounts payable was primarily related to the timing of certain consulting-related payments. The increase in deferred revenue was primarily due to deferred license revenues associated with license bookings where we had not executed the related implementation services agreement, growth in initial maintenance contracts and increases in amounts from custom software development projects which are deferred until delivery and customer acceptance.

Net cash provided by investing activities was $0.7 million for the six months ended July 31, 2004, a decrease of $10.4 million from the $11.1 million provided in the six months ended July 31, 2003. Net cash provided by investing activities in the six months ended July 31, 2004 primarily reflected net activity in short and restricted long term investments. During the six months ended July 31, 2004 and 2003, purchases of property and equipment amounted to $3.8 million and $3.1 million, respectively.

Net cash provided by financing activities was $1.8 million for the six months ended July 31, 2004, a decrease of $1.1 million from the $2.9 million provided in the six months ended July 31, 2003. Net cash provided by financing activities in the six months ended July 31, 2004 and 2003 primarily reflected the issuance of common stock related to our stock incentive plans.

The total future cash outlay for the restructuring plans enacted in fiscal 2003 and 2002 is currently estimated to be approximately $23.7 million, which includes severance-related costs as well as lease liabilities related to the consolidation of facilities and is expected to be funded by available cash. Lease payments for impacted facilities, net of expected sublease income, are expected to be $23.5 million and are expected to be paid out through 2013.

Our capital requirements depend on numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors. Our planned expense levels for each of the fiscal quarters of fiscal 2005 exceed the revenues we generated in the fourth quarter of fiscal 2004 and each of the first two quarters of fiscal 2005. As a result, we will need to generate significantly increased revenues from licenses of our products and sale of our services to achieve and maintain operating profitability. The company expects its cash utilization to increase substantially in the third quarter due to a combination of lower revenues in its second fiscal quarter, increased payments to vendors accrued at the end of the second quarter and a seasonally lower amount of maintenance renewals in the Company’s third fiscal quarter. In connection with the management changes described herein and in order to reduce operating expenses, severance or other significant costs may be incurred in the short term. In the event the Company is unable to offset the accelerating cash usage it is experiencing through increasing revenue and collections, lowering operating expenses or otherwise, the Company’s cash position will continue to decline, impairing liquidity and potentially impacting its’ ability to fund operations.” We believe that our current cash balances will be sufficient to fund our operations for the next 12 months. However, we may seek financing at any time that we determine that market conditions are favorable. Additional funding, if needed, may cause dilution to our stockholders or the incurrence of debt and such funding may not be available on terms acceptable to us, or at all.

The following table summarizes our contractual obligations, including related interest charges, as of July 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands, unaudited):

Year ending January 31,	Long-term notes payable	Non-cancelable operating leases, net of sublease	Total
2005 (remaining six months)	$47	$6,445	$6,492
2006	96	12,636	12,732
2007	96	11,832	11,928
2008	96	11,809	11,905
2009	96	12,077	12,173
Thereafter	1,764	35,255	37,019

Total minimum payments	2,195	90,054	92,249
Less amount representing interest	(545)	—	(545)

Present value of future payments	$1,650	$90,054	$91,704

The following table summarizes our other commitments as of July 31, 2004 and the effect such commitments could have on our liquidity and cash flows in future periods if the letters of credit or the guarantees were drawn upon. Restricted investments represent the collateral for these commitments (in thousands, unaudited):

	Total	Less than 1 year	1-5 years	Over 5 years
Letters of credit	$10,257	$80	—	$10,177

Guarantees	1,983	844	—	1,139

	$12,240	$924	—	$11,316

RISKS ASSOCIATED WITH OUR BUSINESS AND FUTURE OPERATING RESULTS

Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in our securities may experience gains while others will experience losses depending on the prices at which they purchase and sell our securities. Prospective and existing investors are strongly urged to carefully consider the significant price fluctuations of our common stock and the various cautionary statements and risks set forth in this report. If one or more of these risks materializes, it is likely that the price of our common stock would be significantly affected and your investment in our company will be significantly or wholly impaired.

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

OUR REVENUES MAY CONTINUE TO BE ADVERSELY AFFECTED AS A RESULT OF ECONOMIC AND POLITICAL CONDITIONS AFFECTING OUR TARGET MARKETS

We primarily market our products and services to providers of global communications and media markets. During the past few years, the telecommunications industry has experienced a difficult economic environment. The substantial number of business failures and the decline in the market value of “dot-com” and other technology companies in the past few years has made it more difficult for emerging communication and electronic content companies to obtain financing for their operations. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Many communications and content companies have significantly reduced their expenditures and have reduced or deferred their purchases of software and related products and the introduction of many new communication services has been delayed or cancelled. Cancellations of existing or planned services also adversely impact our potential professional service, maintenance and support revenues. Reductions in spending by these companies have resulted in intense competition for their available spending and increased price competition and reductions for products and professional services, including those provided by us and our competitors. Any general decrease by our customers and potential customers in their rate of software and network investments results in a significant decrease in our revenues and operating income. These trends in technology and software spending dramatically impacted our business in fiscal 2002, 2003 and 2004 and the first half of fiscal 2005 and will continue to adversely affect our business until conditions improve. In addition, even after business conditions improve, our customers and potential customers may continue to demand price discounts and other concessions from us in order to obtain their business.

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

WE EXPECT TO INCUR ADDITIONAL LOSSES AND CANNOT BE CERTAIN THAT WE WILL BE PROFITABLE OR GENERATE POSITIVE CASH FLOW

In order to be profitable or generate positive cash flow, we must significantly increase our revenues or further reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues to attain profitability in any future period. Moreover, we have already significantly reduced our expenses through a series of restructurings and there may be a limit to our ability to further reduce expenses without significantly damaging our operational capabilities. We incurred net losses of $28.5 million for the six months ended July 31, 2004 and $40.2 million, $72.2 million and $395.5 million for fiscal years 2004, 2003 and 2002, respectively.

The decrease in capital expenditures by telecommunications companies as well as the general economic slowdown has adversely affected our revenues and will make it difficult to increase revenues until spending in our target markets increases. We also expect that we will continue to face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we have experienced and may continue to experience price competition that would lower our gross margins and reduce our ability to become profitable. We continue to focus on increasing the number of arrangements involving solutions development services. One of the impacts of this change to more arrangements involving solutions development services is that solutions development services revenue would be recognized under the percentage of completion method as services revenue, rather than being recorded as license revenue upon initial delivery. Such a change may significantly delay the timing of our revenue recognition and could decrease our revenues in the short term. An increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins than our license revenues, could increase gross margin dollars and may decrease our gross margin percentage. For example, for the six months ended July 31, 2004, licenses accounted for only 12% of our revenues while services accounted for 88%, which reduced our gross margin percentages. In addition, our planned expense levels for each of the fiscal quarters of fiscal 2005 exceed the revenues we generated in the fourth quarter of fiscal 2004 and each of the first two quarters of fiscal 2005. We cannot be certain that we will achieve operating or net profitability on a quarterly or annual basis. Additionally, failure to achieve a positive cash flow will continue to result in reductions in our existing cash resources.

OUR DISCLOSURE AND INTERNAL CONTROLS ARE DEFICIENT IN CERTAIN AREAS AND OUR BUSINESS MAY SUFFER DRAMATICALLY IF WE FAIL TO REMEDY DEFICIENCIES IN OUR CONTROLS.

The design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. Our internal and disclosure controls and procedures may not be effective due to the following, among other issues: absence, insufficiency or ineffectiveness of internal controls and procedures, controls that are ineffectively designed or not functioning as designed and, therefore, unable to detect errors or mistakes, poor implementation of our internal controls, and willful misconduct or misinterpretation of policy by our employees. We have discovered deficiencies in our disclosure controls and procedures. On June 7, 2004, our Audit Committee received a letter from Ernst & Young LLP (“E&Y”), our independent auditors, informing us that E&Y considers certain of these deficiencies to be a “reportable condition” constituting a “material weakness” in our internal controls under standards established by the American Institute of Certified Public Accountants (the “AICPA”). These material weaknesses related to our processes for obtaining and evaluating relevant facts with respect to customer software acceptance, processing and documenting change order requests and the affect on recognition of revenue. According to the AICPA, a “reportable condition” is a significant deficiency in the design or operation of internal control that could adversely affect an entity’s ability to initiate, record, process, and report financial data consistent with the assertions of management in the financial statements. A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

In addition, as part of our accounting activities during the second quarter of fiscal 2005, we identified certain errors in our financial statements for the quarter ended April 30, 2004 and determined to restate our financial results for such quarter. The errors that resulted in this restatement were due to additional deficiencies in our disclosure and internal controls including accounting control deficiencies in our Japan operations regarding expense controls and financial statement close processes. Certain of these deficiencies also constitute material weaknesses.

Due to these disclosure control deficiencies, our management, in connection with providing the certification required by Section 302 of the Sarbanes-Oxley Act of 2002 for our first quarter 10-Q filed with the SEC on June 9, 2004 again in connection with providing such certification set forth under Part I, Item 4 of our Form 10-Q/A for the first quarter ended April 30, 2004, and again in connection with providing such certification set forth under Part I, Item 4 of this Form 10-Q, concluded that our disclosure controls and procedures were deficient, and that some of these deficiencies are material weaknesses. See Part I, Item 4 “Controls and Procedures.”

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

A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 33% of our total revenue recognized during the six months ended July 31, 2004 and 2003. One majority owned Vodafone affiliate, Vodafone Group Services Limited, accounted for 12% of our total revenues during the six months ended July 31, 2004. One majority owned Vodafone affiliate, Vodafone Omnitel, accounted for 13% of our total revenues during the six months ended July 31, 2003. No other customer accounted for more than 10% of revenues during the six months ended July 31, 2004 or July 31, 2003. As a result, if we lose a major customer or a large contract is cancelled or deferred or an anticipated contract does not materialize, our business could be significantly harmed. Our total revenues could also be adversely affected if revenues from a significant customer in one period are not replaced with revenues from that customer or other customers in subsequent periods. The telecommunication and information service provider industries we have targeted are consolidating, which could reduce the number of potential customers available to us. Moreover, many of our customers may have purchased sufficient quantities of our products to satisfy their current or anticipated requirements. A few of our large telecommunications customers own or have an interest in companies in numerous countries and to varying degrees may control or influence the buying decisions of those affiliated companies. In the event one customer decides not to purchase our products, or delays occur in purchasing our products or services or solutions, the decision may adversely affect our ability to market our products and services to that company’s affiliates, which may be existing or potential customers of ours. Because there are a limited number of customers and competition for them is intense, these customers have substantial bargaining power to negotiate terms and conditions favorable to the customer. Any of the foregoing could cause our business to suffer in the future.

IT IS DIFFICULT TO PREDICT THE TIMING OF INDIVIDUAL ORDERS AND REVENUES BECAUSE OUR SOLUTION HAS COMPLEX, LONG AND VARIABLE SALES CYCLES AND IMPLEMENTATION PERIODS

The sales cycle for our solution varies greatly, generally ranging between 3 to 18 months. Our sales cycles have recently lengthened as we have further targeted large Tier 1 communications providers, the competitive environment has become more intense, the financial position of some of our potential customers has weakened and price discounting has further delayed customer decision processes. Our sales cycles are also typically longer with larger customers such as national and international telecommunications companies. Along with systems integrators and our other distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our solution. Often this will result in the expenditure of significant pre-sales expenses, including commencement of work prior to completion of a definitive customer agreement. Many times the chief executive officer or even the Board of Directors of a potential customer is involved in the procurement decision, which can further lengthen the sales cycle. Customers increasingly require vendors to perform proof of concept projects and performance benchmarks as a part of the sales cycles. These tests can further lengthen sales cycles and increase our sales costs. The long sales and implementation cycles for our solution make it more difficult to predict our future financial results and may cause license revenues and operating results to vary significantly from period to period.

Even after purchase, our customers tend to deploy our solution slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy our solution. The length of time to implement and deploy systems involving our solution has and may continue to have an impact on the timing and amount of revenues ultimately received from customers, particularly if payments are tied to implementation or production milestones. For example, in the third quarter of fiscal year 2004 and the first six months of fiscal year 2005, failure to obtain acceptance of certain milestones during a particular quarter reduced the amount of revenue recognizable during that quarter. In addition, in certain cases, we cannot recognize revenues from that customer until the customer has confirmed acceptance of deliverables as set forth in our agreement with that customer. Customers may refuse to provide, or delay providing, acceptance because they do not believe that we have complied with all of our obligations, due to internal policies and procedures, or for other reasons, some of which are outside of our control, where failure or delay prevents us from recognizing revenues in a particular period or at all. As a result, the revenues derived from a sale may not be recognized immediately and could be spread over an extended period. As a result, an increase in the period of time over which revenue is recognized may cause a decline in the amount of revenues in the short term.

FAILURE TO SUCCESSFULLY OR TIMELY IMPLEMENT SOLUTIONS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS AND PROSPECTS

The implementation of our solutions often has been and likely will continue to be complex, lengthy and expensive. Delays or other issues associated with the successful completion of such projects have and may continue to result in adverse consequences. These issues may include, but are not limited to, (i) commencing projects without fully understanding the customer’s requirements and entering into contracts without having completed an appropriate due diligence business, legal, and finance review, (ii) commencing work without having mutually agreed-upon detailed functional specifications for the project, (iii) inability to properly scope or manage solution projects, (iv) inability to manage changes in project requirements, (v) inability to accurately predict the resources and cost necessary to complete a project, (vi) inability to staff resources of appropriate experience, quality or quantity, (vii) delays in invoicing due to missing or late timesheets, (viii) issues arising from customer’s unwitting use of nonstandard configuration, (ix) customer’s highly customized environment making it difficult to reproduce errors, and (x) complex implementations hindering of system performance. These issues have and may continue to adversely affect our financial results by causing us to provide additional services on warranty work, causing cost overruns for fixed price contracts and delaying milestone deliveries and recognition of associated revenues. These matters also have had and may continue to have an adverse affect on the timing and amount of revenues and margins associated with such projects, as well as on customer relationships, and the perception and acceptance of our products and services in our target markets. In some case, these matters have led and may continue to lead to customers alleging we are liable for contractual penalties.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS AND WE MAY FAIL TO MEET ANALYST EXPECTATIONS

Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. Factors that could cause our quarterly results to fluctuate include:

•	variations in demand for our products and services, including decreases caused by reductions in technology spending within our target markets;

•	the timing, execution, and revenue recognition of individual contracts, particularly large contracts that would materially affect our operating results in a given quarter;

•	large contracts with extensive consulting services or product commitments may contain contract terms and conditions or require the use of contract accounting for revenue recognition purposes that have the effect of extending the period of time over which revenue is recognized and reduce the amount of revenue recognized in the short term;

•	our ability to develop and attain market acceptance of enhancements to our solution and new products and services;

•	market acceptance of new communications services offered by our customers and potential customers that our products are intended to support;

•	delays in introducing new products and services;

•	our ability to estimate and manage fixed price contracts;

•	delays in the completion, delivery or acceptance of milestones and deliverables;

•	new product introductions by our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	announcements of new versions of our products that cause customers to postpone purchases of our current products;

•	the mix of licenses and services sold;

•	our ability to sublease our excess real estate or renegotiate our leases;

•	the mix of sales channels through which our products and services are sold;

•	the mix of domestic and international sales;

•	costs related to acquisitions of technologies or businesses;

•	the timing of releases of new versions of third-party software and hardware products that work with our products;

•	our ability to attract, integrate, train, retain and motivate a substantial number of sales and marketing, research and development, technical support and other management personnel with the needed competencies;

•	the variability of future stock-based compensation charges or credits as a result of our stock option repricing during fiscal year 2003;

•	global economic conditions generally, as well as those specific to providers of communications and content services;

•	fluctuations in foreign currency exchange rates; and

•	our continued focus on increasing the number of arrangements where license and services fees are combined and payments are scheduled over an extended period as services are provided.

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

While a portion of our revenues each quarter is recognized from deferred revenue relating to previously signed contracts, our quarterly performance depends primarily upon entering into new contracts to generate revenues for that quarter. We may not be successful in entering into contracts with new or existing customers. New contracts that we enter into may not result in revenue in the quarter in which the contract is signed and we may not be able to predict accurately when revenues from these contracts will be recognized. Likewise, delays in closing service contracts have and may continue to delay recognition of related license and service revenue.

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

THE MARKETS IN WHICH WE SELL OUR PRODUCT ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

We compete in markets that are intensely competitive and rapidly changing. We face competition from providers of customer management and billing software, such as Amdocs Ltd., Convergys Corporation and CSG Systems International, Inc. and we also compete with systems integrators and with internal information technology departments of larger communications providers. Most of our current principal competitors have significantly more personnel and greater financial, technical, marketing and other resources than we have. Many of our competitors also have more diversified businesses, established reputations in particular market segments, larger customer bases and are not as dependent on customers in our target market. Our restatement of our financial results for our first quarter of fiscal 2005 may also make it more difficult for us to engage new customers or retain business from our existing customers as these customers and potential customers may question our accounting practices, financial viability and reputation.

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

RAPID CHANGES IN DEMAND FOR OUR SERVICES CAN INCREASE OUR COSTS AND ADVERSELY AFFECT OUR MARGINS AND PROFITABILITY

Services contracts have and may continue to require that we rapidly provide qualified consulting personnel in particular locations. In addition, such personnel may be required to have particular language abilities and technical skills. Recruitment and training of qualified personnel can take significant time and expense. To meet rapidly changing requirements for personnel, we may need to relocate personnel from one geographic area to another which can result in increased costs. In some cases, we may choose to satisfy resource requirements by retaining subcontractors where the cost may exceed the cost of using our employees. In addition, we may experience declines in the rates we are able to charge customers in certain locations due to local market conditions and competitive factors. All these factors and others as well have and may continue to increase the costs of performing services and reduce margins for services. Failure to provide adequate consulting services to our customers could result in loss of revenue, damaged customer relationships or financial penalties. As a result, if we experience difficulties in managing the size, location and availability of our services workforce, our revenues, profitability and business will suffer.

FIXED PRICE SERVICES ENGAGEMENTS CAN IMPACT OUR PROFITABILITY IF WE FAIL TO COMPLETE THEM WITHIN THE ESTIMATED BUDGET

We perform many of our professional services engagements on a fixed price basis. Delays or other problems associated with the successful completion of fixed price projects have resulted and could continue to result in the need to provide additional services and could result in our having to apply different accounting standards and methodologies such as completed contract accounting. Associated risks may include, but are not limited to, (i) failure to adequately scope out project requirements or commencing projects without fully understanding the customer’s requirements, (ii) commencing work without having mutually agreed detailed functional specifications for the project, (iii) failure to appropriately manage changes in project requirements, and (v) unavailability of staff resources of appropriate experience, quality or in sufficient quantity. If the project requires more labor or products than was estimated by us in determining the fixed price agreed to with the customer, our margins and profitability could be harmed. In addition, failure to complete services as required or to obtain written acceptance of completed milestones may result in deferral of revenue until such completion or acceptance occurs and may cause revenues to be recognized in periods other than as initially expected or forecast.

WE COULD INCUR LOSSES AS A RESULT OF INCURRING EXPENSES ON PROJECTS WHERE WE DO NOT HAVE A SIGNED AGREEMENT IN PLACE FROM THE CUSTOMER PRIOR TO COMMENCING WORK ON THE PROJECT

Our general policy is to obtain a signed agreement from the customer prior to commencing work on projects. In some cases, however, we begin work and incur significant expenses based on an oral agreement prior to receiving an executed agreement. In the event that we devote resources and incur expenses on projects prior to receiving signed agreements, and are ultimately unable to obtain signed agreements, we may not be able to collect revenues for these services from our customers and may incur losses on these projects. In addition, we may in some cases resort to litigation to collect payments from these customers, such litigation may be expensive and time consuming, may harm our relationship with these and other customers and may not result in sufficient or any recovery by us.

OUR OPERATING PLANS RELY ON OUR ABILITY TO SUCCESSFULLY INCREASE THE SIZE AND SCOPE OF OUR OPERATIONS IN INDIA AND A FAILURE TO EFFECTIVELY MANAGE THAT PROCESS AND ORGANIZATION COULD ADVERSELY AFFECT OUR OPERATIONS

In fiscal 2003 we opened an engineering center in Bangalore, India. In fiscal 2004 we significantly increased the size of this organization and expanded its scope. At July 31, 2004, we had approximately 300 contract employees at this facility. The expansion of this organization is an important component of our strategy to address the business needs of our customers, increase our revenues and achieve profitability. A portion of the personnel in this organization are our employees but a substantial majority of the personnel is provided through an independent contractor. The success of this operation will depend on our ability and our independent contractor’s ability to attract, train, assimilate and retain sufficient highly qualified personnel when necessary. A disruption of our relationship with the independent contractor would adversely impact the effectiveness of the India organization and could adversely affect our operations and financial results. Failure to effectively manage and integrate these operations will harm our business and financial results.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS DUE TO SEASONAL VARIATIONS AND WE MAY FAIL TO MEET EXPECTATIONS

We may also experience seasonality in our business. In many software companies, the rate of growth or absolute amount of revenues tends to failure from quarter to quarter.

OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MUCH MORE SUSCEPTIBLE TO RISKS FROM INTERNATIONAL OPERATIONS

For the six months ended July 31, 2004 and for fiscal 2004 and 2003, we derived approximately 86%, 77% and 69% of our revenue, respectively, from sales outside North America. In addition, in fiscal 2003 we opened an engineering center in Bangalore, India. As a result, we face risks from doing business internationally, including, among others:

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

Over the past several years, the American Institute of Certified Public Accountants (“AICPA”) has issued Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The U. S. Congress enacted the Sarbanes-Oxley Act of 2002. In addition, in December 2003, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition” which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not specifically addressed by existing rules. These standards address software revenue recognition matters from a conceptual level and include implementation guidance. The issuance of new interpretations by the SEC or AICPA, could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices, including the terms of our agreements with our customers, which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations.

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

In addition, a reduction in the number of employees may result in significant severance, administrative and legal expenses. Reductions in the number of personnel or reorganization of responsibilities from personnel in one organization or region to another may also adversely affect, or delay, various sales, marketing and product development programs and activities. Reductions in force may result in a temporary lack of focus and reduced productivity, may cause employees to seek alternative employment, may cause delays in product introductions, and may continue to affect revenues in future quarters. In addition, prospects and current customers may decide to delay or not purchase our products due to perceived uncertainty or weakness caused by the reductions. There is no assurance that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such a reduction will not occur again. Our business will suffer dramatically if we fail to effectively manage changes in the size and scope of our operations.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL

We will continue to hire sales, support, marketing and administrative personnel as needed. In addition, we plan to continue to increase the number of research and development personnel we employ or contract with in India. We may not be able to attract, assimilate or retain highly qualified personnel in the future. In particular, our financial success and our ability to increase revenues in the future depend considerably upon the productivity of our direct sales force that has historically generated a majority of our license revenues. This productivity will depend to a large degree on our success in recruiting, training and retaining qualified direct salespeople. Our business will be harmed if we fail to hire or retain qualified personnel, or if newly hired employees, particularly salespeople, fail to develop the necessary sales skills or develop these skills more slowly than we anticipate. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel in general. In particular, our future success depends on our ability to attract and retain qualified service managers who are adept at engaging customers to understand their requirements in order to properly quote fixed price bids. Our future success also depends on our ability to attract and retain qualified project managers who are adept at monitoring and managing the company’s ability to meet delivery milestones, including changes in project assumptions, dependencies, responsibilities, and requirements and their impact on our delivery obligations, costs, project profitability, and long-term customer success.

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

WE ALSO USE SYSTEMS INTEGRATORS AND OTHER STRATEGIC RELATIONSHIPS TO IMPLEMENT AND SELL THE PORTAL SOLUTION

We have entered into relationships with third-party systems integrators, as well as with hardware platform and software applications developers and service providers. We have derived, and anticipate that we will continue to derive, some portion of our market opportunities and revenues from these relationships. Our gross margins are typically lower on sales through these third parties than our direct sales. Many of these partners also work with competing software companies and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing and resale of our products versus the products of others. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms, or at all. Our agreements with these parties typically are in the form of nonexclusive referral fee or reseller agreements that are effective for a limited period of time and may be renewed only by mutual agreement of both parties. Therefore, there is no guarantee that any single party will continue to market our products. We could lose sales opportunities if we fail to work effectively with these parties or fail to grow our base of market and platform partners. We may also be at a serious competitive disadvantage if we fail to maintain and enhance these indirect sales channels. Complex solutions are often comprised of deliverables from us and other third parties such systems integration partners and third party hardware and software suppliers. Delays or delivery failures by systems integrators and other third party suppliers or our customers could delay the delivery or acceptance of our deliverables or project milestones and thereby impair or delay our ability to recognize associated revenue.

OUR BUSINESS WILL SUFFER IF OUR SOFTWARE CONTAINS SIGNIFICANT ERRORS OR OUR PRODUCT DEVELOPMENT IMPLEMENTATION IS DELAYED

We face possible claims and higher costs as a result of the complexity of our products and services and the potential for undetected errors. Due to the “mission critical” nature of our solution, undetected errors are of particular concern. Complex software, such as ours, always contains undetected errors. The implementation of our solution, which we accomplish through our services division and with our partners, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. Moreover, some contracts subject us to financial penalties if we are unable to correct errors within the required time. If our software contains significant undetected errors or we fail to meet our customers’ expectations or project milestones in a timely manner we could experience:

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

Our solution is designed to work on a variety of hardware and software platforms used by our customers. However, our solution may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments, accounting and other systems that our customers use. We must constantly modify and improve our products to keep pace with changes made to these platforms and to back-office applications and other systems as well as respond to meet the changing requirements of our customers. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may harm our business. If we fail to modify or improve our products in response to evolving industry standards, our products could become obsolete, which would harm our business.

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

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND THERE IS A RISK OF INFRINGEMENT

Our success and ability to compete depend substantially upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. In addition, current or former employees may seek employment with our business partners, customers or competitors. Although our employees are required to sign confidentiality agreements at the time of hire, we cannot assure you that the confidential nature of certain proprietary information will be maintained in the course of such future employment. Policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Others may develop technologies that are similar or superior to our technology. Moreover, as the functionality of products in different industry segments overlaps, we expect that our software products may in the future become subject to third-party infringement claims. Some of our competitors in the market for customer management and billing software may have filed or may intend to file patent applications covering aspects of their technology upon which they may claim our technology infringes. Any litigation, brought by us or by others, could be time consuming and costly and could divert the attention of our technical and management personnel. In addition, litigation could cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, or at all, and could have a material and adverse impact on our gross margins and profitability. If a successful claim of product infringement were made against us, our business could be significantly harmed.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND WILL CONTINUE TO BE VOLATILE

The trading price of our common stock has fluctuated significantly in the past and will continue to fluctuate in the future. For example, the price of our common stock from our initial public offering in May 1999 through August 31, 2004 has fluctuated between $419.65 and $1.05 per share. Future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

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

FINANCIAL DIFFICULTIES OF COMPANIES WE HAVE INVESTED IN COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

We have made investments in several companies and may make investments in others in the future. If at any time our investment in a company were deemed impaired, we may be required to reduce the book value of that investment, which would in turn reduce our earnings in that period. Such investments could be deemed impaired, for example, if the financial condition of those companies deteriorates. We have reduced the value of some of these investments previously. Because the financial condition of these companies is outside our control, we cannot predict if, or when, we would be required to reduce the value of such investments. As of July 31, 2004, we had $1.5 million (total investment of $2.0 million net of a $0.5 million write down) invested in another company.

ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND MANAGEMENT DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL AND OPERATIONS

We may make acquisitions or investments in other companies, products or technologies. If we make any acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. If we fail in these efforts, we may be unable to maintain uniform standards, controls, procedures and policies. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

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

Short-Term Investment Portfolio

We do not hold derivative financial instruments in our short-term investment portfolio. Our short-term investments consist of instruments rated the equivalent of Standard & Poor’s and Moody’s short-term rating A1/P1 or long-term rating of at least A/A2. This policy dictates that we diversify our holdings and limit our short-term investments to a maximum of $3.0 million to any one issuer.

The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for Portals’ investment portfolios. This table does not include cash because cash is not subject to market risk. (In thousands, except weighted average yields; unaudited).

	Maturing Within 1 Year	Maturing Within 2 Years	Total
As of July 31, 2004:
Cash Equivalents	$2,420	—	$2,420
Weighted Average Yield	1.22%	—	1.22%
Investments	38,808	$11,442	50,250
Weighted Average Yield	1.72%	1.82%	1.74%

Total Portfolio	$41,228	$11,442	$52,670

Weighted Average Yield	1.69%	1.74%	1.63%

Impact of Foreign Currency Rate Changes

During the six months ended July 31, 2004 and for fiscal year 2003, the U.S. dollar strengthened against most local currencies of our international subsidiaries. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have a significant impact on our results. For the six months ended July 31, 2004, we recorded $0.8 million in foreign exchange losses as a result of remeasuring foreign denominated accounts to the functional currency. To date, we have not engaged in foreign currency hedging.

As a global concern, we anticipate that our sales outside the United States will increasingly be denominated in foreign currencies. In such event, we will face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of July 31, 2004, the end of the period covered by this report, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In connection with that evaluation, our management, including our principal executive officer and principal financial officer concluded that our disclosure controls were deficient and identified deficiencies and material weaknesses in our disclosure controls and procedures as of July 31, 2004, including the failure of some employees to follow company policies arising from lack of training. Deficiencies previously reported were as follows: On June 7, 2004, our Audit Committee received a letter from Ernst & Young LLP (“E&Y”), our independent auditors, informing us that it considered our processes for obtaining and evaluating relevant facts with respect to customer software acceptance, processing and documenting change order requests, and the effects on recognition of revenue to be a “reportable condition” constituting a “material weakness” in our internal controls under standards established by the American Institute of Certified Public Accountants.

In addition, as part of our accounting activities during the second quarter of fiscal year 2005, we identified certain errors in our financial statements for the quarter ended April 30, 2004 and determined to restate our financial results for such quarter. More specifically, these errors consisted of failures to:

•	Accrue costs for contractors performing work in the Japan region totaling $841,000.

•	Defer revenue related to a contract amendment entered into in the first quarter ended April 30, 2004 totaling $283,000.

•	Amortize $288,000 of deferred maintenance revenue.

•	Recognize rent expense related to our Japan office facility in the amount of $95,000.

•	Allocate intra-period income tax expense totaling $130,000.

•	Reclassify certain non-income tax accruals resulting in an increase to cost of services of $215,000, an increase to sales and marketing expense of $94,000, and a decrease to the provision for income taxes of $309,000.

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

The failure to recognize support revenue was a result of our failure to properly reconcile and analyze our deferred revenue accounts. We completed reconciliations and analysis during the second quarter ending July 31, 2004. The tax adjustments resulted from an error in applying expense classification and allocation guidelines.

Management has taken action to address these deficiencies by hiring additional finance and other personnel, creating additional processes, training our engineering, services, finance and other personnel, and transferred responsibility for certain accounting activities of our Japan operations to our corporate headquarters in Cupertino, California. Our Audit Committee has been reviewing and commenting on management’s actions and plans to improve and enhance our disclosure controls and processes and remedy our deficiencies. We recognize more work is needed to fully remedy these deficiencies, as well as the importance of these issues, and intend to continue our efforts to improve and strengthen our control processes and procedures.

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

The cases were consolidated into a single action, and a consolidated amended complaint was filed on April 19, 2002. These actions are part of the litigation known as the “IPO Securities Litigation,” which has been brought against over 300 issuers and nearly 55 underwriters alleging claims virtually identical to those alleged against us. This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions has been denied. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company.

Portal has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. In this settlement, plaintiffs will release all claims against Portal and its executive officers named in the suit, in exchange for the assignment or surrender of control of certain claims Portal may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The settlement agreement, which has not yet been executed, has been submitted to the Court for approval. Approval by the Court cannot be assured.

On November 13, 2003, Portal announced that its results for the quarter ended October 31, 2003 would be lower than previously estimated. On November 20, 2003, a purported class action complaint was filed in the United States District Court for the Northern District of California against Portal, and certain of its officers and directors. The lawsuit claims to be on behalf of all persons who purchased Portal shares from May 20, 2003 through November 13, 2003 (the “Class Period”). Several similar class actions have also been filed in the same court based on essentially the same facts and allegations. These cases were consolidated on February 4, 2004, and a lead plaintiff and lead plaintiff’s counsel were appointed on March 25, 2004. On May 24, 2004, the lead plaintiff filed a consolidated amended complaint alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, arising from allegations that during the Class Period Portal recognized revenue improperly and failed to disclose declining demand for its products and services. The consolidated amended complaint seeks damages in an unspecified amount. Portal filed a motion to dismiss the consolidated amended complaint on July 6, 2004, and the hearing on the motion is currently scheduled for September 30, 2004.

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

Portal management believes that the claims asserted by these lawsuits are without merit, and intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, Portal cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect Portal’s business and could result in payment of significant damages by Portal, all of which would harm our financial condition and results of operations.

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

On May 25, 2004, we furnished to the SEC a current report on Form 8-K under items 7 and 12 announcing results for the first quarter ended April 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2004	PORTAL SOFTWARE, INC.

	By	/s/ HOWARD A. BAIN III
Howard A. Bain III
Chief Financial Officer and Principal Executive Officer