Form 10-Q
period 2004-10-31
PORTAL SOFTWARE INC
filed 2005-04-25
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number 000-25829

PORTAL SOFTWARE, INC.

(Exact name of Company as specified in its charter)

Delaware	77-0369737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10200 South De Anza Boulevard Cupertino, California	95014
(Address of principal executive offices)	(Zip code)

(408) 572-2000

(Company’s telephone number, including area code)

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ (*)

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

On April 20, 2005, 42,837,161 shares of the Company’s Common Stock, $0.001 par value, were outstanding.

(*) The Company has obtained from NASDAQ an extension of time until May 31, 2005 to file its 10-K for fiscal year 2005.

Explanatory Note

Delay in filing our 10-Q for the Third Quarter fiscal year 2005

Our Form 10-Q for the third quarter of fiscal year 2005 was due on December 8, 2004. Our initial delay was largely attributable to questions raised by then-current employees regarding certain of our revenue recognition methodologies. We, in conjunction with our Audit Committee, determined that it was necessary to review and evaluate these questions prior to filing this Form 10-Q. We subsequently embarked on an extensive review of our revenue recognition accounting for the current and prior periods. Our review entailed extensive procedures on hundreds of documents.

On February 3, 2005, we announced that our management had concluded its review and determined that our revenue recognition methodologies had been accurately applied. We also disclosed our preliminary results for the quarter ended October 31, 2004 but also disclosed that our Audit Committee and independent auditors had not yet completed their respective reviews. On February 22, 2005, the Listing Qualifications Panel of the Nasdaq National Market granted our request for continued listing, subject to certain conditions, including that our Form 10-Q be filed by March 17, 2005. As of the week of March 14, 2004, we believed that we were on track to file our Form 10-Q by March 17, 2005. During that week, we became aware of additional questions concerning Portal’s revenue recognition methodologies which were raised by former employees. While many of the questions raised related to matters previously reviewed, others did not. Consequently, we determined that another 30 days would be required to review and address these additional questions prior to filing this Form 10-Q. On March 17, 2005, the Panel granted us an additional extension of time to file the Form 10-Q by April 17, 2005.

Since March 17, 2005, we have been performing additional procedures relating to these questions. Since the matters raised also called into question purported concerns on the part of other former employees, our Audit Committee retained independent counsel to contact these individuals and ascertain the nature of their concerns. This process required additional time and effort and ultimately resulted in additional questions being raised with respect to our accounting practices, including our accounting for specific contracts. We reviewed the accounting for these contracts and determined the accounting was proper. We also expanded our review in a number of areas, including Vendor Specific Objective Evidence of Fair Value (VSOE) for maintenance and support and compliance with our revenue recognition policy for maintenance renewals. Our additional procedures also involved analyzing whether Portal had VSOE for consulting services in fiscal years 2004 and 2005. This expanded review supported in all material respects our revenue recognition as reported in our previous SEC filings. To date, we have found no evidence of intentional wrongdoing on the part of any of our employees. Nor have we identified any incident involving the falsification or manipulation of the underlying data used to support our revenue recognition.

The delay in filing this Form 10-Q is not only the result of these additional reviews and additional procedures, but also a result of our material weaknesses which are described herein, particularly the sufficiency of qualified personnel as well as the significant number of financial process deficiencies identified herein. For example, our finance and accounting department has experienced significant employee attrition. The loss of such employees, as well as the time it takes for new employees to become familiar with our business processes, contributed to the delay in filing this Form 10-Q. The delay was also attributable to data and documentation from previous periods not being readily available. While we regret these delays, we are committed to addressing these issues and to filing financial statements that are materially accurate in all respects. We cannot, however, provide assurances that the cause of these delays will not affect our ability to comply with our periodic reporting requirements in the future. In particular, we expect to request from NASDAQ an additional extension of time beyond the extended May 31, 2005 deadline which has been granted by NASDAQ so far to file our annual report on Form 10-K for the year ended January 28, 2005, as well as an extension of time to file our quarterly report on Form 10-Q for the quarter ended April 29, 2005. There is no guarantee that NASDAQ will grant us any such additional extensions, in which case our stock will be delisted if we do not file within the prescribed time period.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PORTAL SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	October 31, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$33,369	$43,020
Short-term investments	23,655	39,884
Accounts receivable, net of allowance for doubtful accounts of $837 and $1,857 at October 31, 2004 and January 31, 2004, respectively	16,455	29,749
Restricted short-term investments	1,132	2,556
Prepaid expenses and other current assets	6,841	4,029

Total current assets	81,452	119,238

Property and equipment, net	19,971	20,848
Purchased developed technology, net	—	1,995
Restricted long-term investments	13,051	13,164
Other assets	1,162	2,910

Total assets	$115,636	$158,155

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,538	$5,390
Accrued employee benefits	10,433	8,829
Current portion accrued restructuring costs	9,842	9,193
Other accrued liabilities	12,979	9,210
Taxes payable	3,437	3,660
Current portion of long-term notes payable	31	96
Deferred revenue	35,425	28,891

Total current liabilities	82,685	65,269

Long-term notes payable and other	2,402	1,564
Long-term deferred revenue	2,466	—
Long-term accrued restructuring costs	9,675	18,791

Total liabilities	97,228	85,624

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 42,624 and 42,038 shares issued and outstanding at October 31, 2004 and January 31, 2004, respectively	43	42
Additional paid-in capital	613,487	618,966
Accumulated other comprehensive loss	(1,400)	(647)
Notes receivable from stockholders	(15)	(61)
Accumulated deficit	(593,707)	(545,769)

Total stockholders’ equity	18,408	72,531

Total liabilities and stockholders’ equity	$115,636	$158,155

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Revenues:
License fees	$8,564	$5,687	$14,426	$30,578
Services	19,088	19,672	63,007	60,075

Total revenues	27,652	25,359	77,433	90,653

Cost of revenues:
Cost of license fees	33	19	159	128
Cost of services	15,748	14,078	49,954	38,887
Amortization of purchased developed technology	665	665	1,995	1,995

Total cost of revenues	16,446	14,762	52,108	41,010

Gross margin	11,206	10,597	25,325	49,643

Costs and expenses:
Research and development	10,095	8,273	27,585	22,422
Sales and marketing	11,483	10,677	34,769	33,698
General and administrative	8,087	3,926	17,211	10,354
Stock compensation (benefit) charges (1)	—	3,000	(7,338)	33,840
Restructuring benefit	(866)	—	(841)	—

Total costs and expenses	28,799	25,876	71,386	100,314

Loss from operations	(17,593)	(15,279)	(46,061)	(50,671)
Interest and other income (expense), net	(1,095)	860	(1,687)	831

Loss before income taxes	(18,688)	(14,419)	(47,748)	(49,840)
Provision for income taxes	735	765	189	2,000

Net loss	$(19,423)	$(15,184)	$(47,937)	$(51,840)

Net loss per share:
Basic and diluted	$(0.46)	$(0.39)	$(1.13)	$(1.40)
Weighted average common shares:
Basic and diluted	42,612	38,995	42,445	36,937
(1) STOCK COMPENSATION (BENEFIT) CHARGES RELATE TO THE FOLLOWING EXPENSE CATEGORIES:

Cost of services	—	652	(1,594)	7,353
Research and development	—	1,105	(2,702)	12,461
Sales and marketing	—	838	(2,050)	9,452
General and administrative	—	405	(992)	4,574

Total stock compensation (benefit) charge	$—	$3,000	$(7,338)	$33,840

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net loss	$(19,423)	$(15,184)	$(47,937)	$(51,840)
Change in unrealized (loss) gain on marketable securities	94	(4)	(86)	(64)
Change in cumulative translation adjustment	(305)	51	(667)	153

Total comprehensive loss	$(19,634)	$(15,137)	$(48,690)	$(51,751)

A detail of accumulated comprehensive loss is as follows (in thousands, unaudited):

	October 31, 2004	January 31, 2004
Unrealized (loss) gain on marketable securities	$(81)	$5
Cumulative translation adjustment	(1,319)	(652)

Total accumulated comprehensive loss	$(1,400)	$(647)

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,937)	$(51,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,077	5,776
Stock compensation (benefit) charges	(7,338)	33,840
Impairment of investment in third party	1,500	—
Amortization of purchased developed technology	1,995	1,995
Changes in operating assets and liabilities:
Accounts receivable, net	13,294	(3,329)
Prepaid expenses and other current assets	(2,829)	(3,325)
Other assets	248	116
Accounts payable	5,148	2,717
Accrued employee benefits	1,604	587
Other accrued liabilities	3,769	(10,877)
Restructuring accrual	(8,466)	—
Taxes payable	(223)	—
Deferred revenue	8,999	4,139

Net cash used in operating activities	(24,159)	(20,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(34,355)	(109,991)
Sales of short-term investments	15,624	50,618
Maturity of short-term investments	35,642	39,060
Sales and maturities of restricted long-term investments	—	1,505
Purchases of property and equipment	(4,424)	(4,186)

Net cash provided by (used in) investing activities	12,487	(22,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	1,860	61,489
Payments received from stockholder notes receivable	46	2
Repayments of notes payable	(4)	(15)
Principal payments under capital lease obligations	—	(11)

Net cash provided by financing activities	1,902	61,465

Effect of exchange rate on cash and cash equivalents	119	153

Net (decrease) increase in cash and cash equivalents	(9,651)	18,423
Cash and cash equivalents at beginning of period.	43,020	21,502

Cash and cash equivalents at end of period	$33,369	$39,925

See accompanying notes to unaudited consolidated financial statements.

PORTAL SOFTWARE, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim financial data

The consolidated balance sheet at October 31, 2004, the consolidated statements of operations for the three and nine months ended October 31, 2004 and 2003, the consolidated statements of comprehensive loss for the three and nine months ended October 31, 2004 and 2003 and the consolidated statements of cash flows for the nine months ended October 31, 2004 and 2003 are not audited. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments and non-recurring adjustments) that are necessary for a fair presentation of the results for and as of the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The consolidated financial statement balance sheet information as of January 31, 2004 is derived from audited financial statements as of that date. These financial statements should be read in conjunction with the financial statements and related notes included in Portal Software’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission.

Note 2. Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Note 3. Summary of critical accounting policies

Nature of business and basis of presentation

Portal Software, Inc. (“Portal” or the “Company”) develops, markets, and supports product-based billing and revenue management software solutions primarily for global communications and media markets. The Company’s convergent platform enables service providers to deliver voice, data, video and content services with multiple networks, payment models, pricing plans and value chains. The Company markets its products worldwide through a combination of a direct sales force and distribution partners. Substantially all of the Company’s license revenues have been derived from sales of its Portal Infranet® product line.

Fiscal year

The Company adopted a 52/53 week fiscal accounting year commencing with the 2004 fiscal year. Each quarter consists of 13 weeks ending on a Friday. Fiscal 2005 began on January 31, 2004, the day following the last day of the 2004 fiscal year, and will end on January 28, 2005. Accordingly, all references as of and for the period ended October 31, 2004 reflect amounts as of and for the period ended October 29, 2004. All references as of and for the period ended October 31, 2003 reflect amounts as of and for the period ended October 31, 2003. All references as of and for the period ended January 31, 2004 reflect amounts as of and for the period ended January 30, 2004. All references as of and for the period ended January 31, 2003 reflect amounts as of and for the period ended January 31, 2003.

Foreign currency

The Company considers the functional currency of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date and revenue, costs and expenses are translated at average rates of exchange in effect during the relevant period. Translation gains and losses are reported within accumulated other comprehensive loss. For the three months ended October 31, 2004, the Company recorded $0.2 million in net foreign exchange gains and for the nine months ended October 31, 2004, the Company recorded $0.6 million in net foreign exchange losses primarily as a result of re-measuring foreign denominated amounts to the functional currency. Net foreign exchange gains resulting from the re-measurement of foreign denominated amounts to the functional currency were $0.7 million and $0.6 million for the three and nine months ended October 31, 2003, respectively.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but are not limited to, revenue recognition which includes projected estimated time to completion on service contracts, allowances for doubtful accounts, realization and/or impairment of long-lived assets, restructuring accruals, and income taxes. These estimates are based upon information available as of the date of the financial statements. Actual results could differ materially from those estimates.

Revenue recognition

Revenues are primarily derived from contracts with global communications and media market companies and consist of software license fees, professional services, engineered solutions, and maintenance and support fees. Software license revenue is comprised of perpetual or multi-year license fees. Fees from professional services are derived from the following services: implementation services, operational support services, business consulting and training. Fees from engineered solutions are derived from products or functionality developed for customers. Maintenance and support fees are derived from agreements that provide technical support and include the right to unspecified upgrades on a when-and-if available basis.

The Company enters into single element arrangements to provide professional services and engineered solutions on a stand alone basis.

The Company frequently enters into multi-element arrangements involving software licenses, related maintenance and support, professional services and, to a lesser extent, engineered solutions. As a result, the Company generally recognizes revenue pursuant to the requirements of Statement of Position (“SOP”) 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions and related amendments. Under these pronouncements, revenue is recognized when the following conditions (“Basic Criteria”) exist:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Delivery has occurred;

•	Collectibility is probable.

The Company requires the following evidence of arrangement prior to the recognition of revenue:

•	Software License – executed software license agreement and a customer purchase order (where required by the customer);

•	Professional Services – executed professional services agreement, statement of work and a customer purchase order (where required by the customer);

•	Engineered Services – executed engineering services agreement, statement of engineering and a customer purchase order (where required by the customer);

•	Maintenance and Support Services – executed software license agreement or maintenance support agreement and (a) a customer purchase order (where required by the customer) or (b) receipt of customer payment (for renewals only).

The Company’s typical payment terms require customer payment within thirty to sixty days. The Company considers payment terms which exceed six months to be extended payment terms. When extended payment terms are present in an arrangement, the underlying revenue is deferred until such payments are received assuming all other conditions for recognition have been met.

Software is considered to be delivered when the Company has provided the customer with the access codes that allow for immediate possession of the software and customer acceptance criteria, if any, has been met.

The Company reviews the creditworthiness of each customer to determine if collectibility is probable. The determination of the creditworthiness requires the exercise of judgment, which affects the Company’s revenue recognition. If a customer is deemed not to be creditworthy, all revenue under arrangements with that customer is deferred until cash is received.

The Company does not recognize revenue on products or services sold through resellers until evidence of an arrangement between the reseller and the end user has been received by the Company. The Company considers all of the following as evidence of this arrangement:

•	An executed agreement between the Company and reseller;

•	A purchase order from the reseller that includes specific end user information; and

•	A copy of the agreement between the reseller and end user and/or an end user purchase order to the reseller.

Single Element Arrangements:

Maintenance and support renewals

Revenue from maintenance and support renewals is deferred and recognized as service revenue on a straight line basis over the life of the related agreement, which is typically one year.

Professional Services

Revenue from professional services contracts, including both fixed price and time and materials arrangements, is recognized in accordance with SAB 104. The Company recognizes revenue from service contracts without customer acceptance provisions as the services are performed. If the contract includes customer specific acceptance provisions, including milestones, the revenue and associated direct costs, to the extent realizable, are deferred until customer acceptance.

Upon attainment of contractual milestones and formal customer acceptance, amounts billable upon milestone achievement and acceptance are recognized as revenue. Revenue recognized upon milestone achievement may not exceed the amount of revenue that would be recognized on a proportional performance basis as measured by the relationship between contract costs incurred to date and the estimated total costs. The Company periodically reviews the estimated total contact costs during the life of the contract. In the event that a milestone has not been reached or customer acceptance has not been obtained, the revenue and associated direct costs, to the extent realizable, are deferred until milestone achievement. In the event the estimates of total costs under fixed price contract indicate that a loss will result on a contract, the Company promptly accrues the entire estimated loss.

Engineered Solutions

Engineered solutions arrangements where the Company has no intent to make the underlying functionality generally available to other customers are recognized under ARB 45, Long Term Construction-Type Contracts (“ARB 45”), and SOP 81-1. Accounting for Performance of Construction Type and Certain Production Type Contract (“SOP 81-1”). If the Company has determined that its engineered solutions will be made generally available to other customers, revenue from these arrangements is recognized in accordance with SOP 97-2, SOP 98-9 and related amendments similar to the recognition of license fees described below in the License, Maintenance and Support and Professional Services section.

Based upon Portal’s engineered solutions development process, technological feasibility is established upon the completion of a working model. Costs incurred by Portal between the completion of the working model and the point at which the product is delivered to the customer are insignificant. Therefore, costs to develop software to a stage to be made generally available to other customers are charged to research and development as incurred.

Multi-Element Arrangements

Our revenue arrangements frequently include multiple elements consisting of a combination of software licenses, professional services and maintenance and support, and, on occasion, engineering services.

Assuming all other revenue recognition Basic Criteria are met, license revenue in multiple element arrangements is recognized upon delivery using the residual method in accordance with SOP 98-9. Under the residual method, the Company must establish Vendor Specific Objective Evidence of Fair Value (“VSOE”) for each undelivered element. VSOE is based upon pricing for those elements when they are sold separately or set by management having the proper authority prior to being sold separately.

License, Maintenance and Support

License fee arrangements are always sold with maintenance and support for an initial period, typically one year. The Company has maintained VSOE for maintenance and support for all periods presented based on the pricing when sold separately. The Company regularly assesses consistency of pricing for maintenance and support arrangements and has maintained consistent pricing during all periods presented. Revenue from maintenance and support fees are deferred and recognized as service revenue on a straight line basis over the life of the related agreement which is typically one year.

License, Maintenance and Support and Professional Services

The Company often sells its software license arrangements in connection with the provision of maintenance and support and professional services. Through the first fiscal quarter of 2005, the Company maintained VSOE for consulting services in the principal countries where the Company performed business, and as a result, generally recognized license fee revenues upon delivery assuming all of the following conditions were met:

•	The Basic Criteria (discussed above);

•	VSOE existed for all undelivered elements;

•	Payment of the license fee was not dependent upon the performance of services;

•	The services were not essential to the functionality of the software, and

•	The Company was able to reasonably estimate the efforts required under the professional services arrangement.

At the beginning of the first quarter of fiscal 2005, the Company’s Chief Operating Officer resigned resulting in increased discretion over project pricing by regional General Managers. Additionally, during this quarter, the Company launched an initiative to improve its gross margins on its consulting projects. As part of this initiative, the Company hired experienced professional services managers and focused project pricing around achievement of minimum margin thresholds, rather than on published price lists. As a result of these changes, subsequent to the first quarter of fiscal 2005, the Company ceased to maintain VSOE of fair value for consulting and training services. As a result license and professional services revenue are combined and recognized under the contract accounting method in accordance with the provisions of ARB 45 and SOP 81-1, as follows:

•	Where reasonable estimates of progress toward completion of the professional services contract can be made and the Company is assured it will not incur a loss on the contract, the Company follows the percentage-of-completion method. The Company estimates the percentage-of-completion on contracts utilizing costs incurred to date as a percentage of the total estimated cost at project completion, subject to meeting contractual milestones and formal customer acceptance. In the event that the milestone has not been reached and accepted by the customer, the license and professional service fees and associated direct costs, to the extent realizable, are deferred in accordance with the Company’s revenue recognition policy and recognized upon customer acceptance of the milestone.

•	When the Company is not able to reasonably estimate progress toward completion of a contract, but can assure itself that it will not incur a loss on the project, the Company uses a zero estimate of profit and recognizes revenue from license fees and professional service fees equal to the costs incurred to date up to the amount of non-refundable payments that have been received, until such time as the Company is able to produce dependable estimates of progress toward completion.

•	When the Company is not able to reasonably estimate progress toward completion of a contract, and cannot assure itself that it will not incur a loss on the project, the Company recognizes revenue from license fees and professional services fees upon project completion.

•	In the event the estimates of total costs under a fixed price contract indicate that a loss will result on a contract, the Company promptly accrues the entire estimated loss.

The allocation between license and services revenues is based upon contractual amounts. To date, the Company has generally been able to reasonably estimate efforts required under its professional services contracts for revenue recognition purposes.

The related maintenance fees are accounted for separately in accordance with Technical Practice Aid 5100.49 (“TPA 5100.49”) and are recognized as service revenue on a straight line basis over the life of the related agreement which is typically one year.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. The Company’s investment policy limits the amount of credit risk exposure to any one issuer. The Company is exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet.

Substantially all of the Company’s software and services have been sold in global communications and media markets, including to mobile wireless companies, broadband, electronic content and Internet access companies, as well as other Internet and e-commerce companies. Accordingly, adverse economic trends affecting the communications industry, media and internet markets may increase credit risk in trade accounts receivable. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. The Company performs ongoing credit evaluations of the financial condition of its customers. The Company does not require collateral.

One customer, Softbank BB, accounted for 23% of revenues for the three months ended October 31, 2004. Affiliates majority owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 12% and 20% of total revenues for the three months ended October 31, 2004 and 2003, respectively. Affiliates majority owned by Vodafone, as publicly reported by Vodafone, accounted for 26% and 29% of total revenues for the nine months ended October 31, 2004 and 2003, respectively. One majority owned Vodafone affiliate, Vodafone Italia (formerly Vodafone Omnitel), accounted for 11% of revenues during the nine months ended October 31, 2003. No other customer accounted for more than 10% of revenues during the three and nine months ended October 31, 2004 and 2003. Net accounts receivable from affiliate’s majority owned by Vodafone were $3.8 million which represents 23% of net accounts receivable as of October 31, 2004.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to cover the risk of collecting less than full payment on the receivable. This allowance for bad debts is based upon a combination of specific identification of likely and probable losses and an estimate of future losses based on historical experience. The Company reviews its accounts receivable and reassesses the estimates of collectibility each quarter. If the historical data used to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be required.

Guarantees

The Company’s license agreements include indemnification for infringement of third-party intellectual property rights and also include certain warranties. The Company’s software license agreements also generally include a warranty that its software products will substantially operate as described in the applicable program documentation for a period of 90 days after delivery. The Company also warrants that services it performs will be provided in a manner consistent with industry standards. To date, the Company has not incurred any material costs associated with its warranties and no amounts have been accrued relating to indemnification obligations or warranties, as the Company does not believe any losses are probable. The Company has also issued letters of credit totaling $10.3 million related to its leased facilities, two bank guarantees for $1.2 million to support outstanding loans secured by buildings owned by the Company and $0.9 million for a bank guarantee issued in support of the Company’s compliance with performance obligations to a customer. In the event the Company defaults on the terms of the underlying agreements, the beneficiaries may draw on these letters of credit. The requirements to maintain the letters of credit correspond to the terms of the underlying agreements which expire at various dates through 2021. Our outstanding letters of credit and bank guarantees are included in restricted long-term investments on the consolidated balance sheet.

As permitted under the Company’s Restated Certificate of Incorporation, Bylaws and the Delaware General Corporation Law, the Company has entered into agreements whereby it indemnifies its directors and certain of its officers for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity.

Segment information

The Company operates solely in one business segment, the development and marketing of business software and related services. The Company’s foreign operations consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network as well as an engineering and development center in India. The Company’s Chief Executive Officer has responsibility as the chief operating decision maker (“CODM”) as defined by SFAS Number 131, Disclosures about Segments of an Enterprise and Related Information. The CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and certain direct expenses by geographic region for purposes of making operating decisions and assessing financial performance. The Company’s assets are primarily located in its corporate office in the United States and are not allocated to any specific region. Therefore the Company does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. As a result, geographic information is presented only for revenues.

The following summarizes revenues by region and as percentage of total revenue, (dollars in thousands, unaudited):

	Three Months Ended October 31,				Nine Months Ended October 31,
Geographical revenues	2004		2003		2004		2003
North America	$4,751	17.2%	$6,918	27.3%	$11,797	15.2%	$21,848	24.1%
International
EMEA	10,436	37.7%	13,150	51.9%	41,786	54.0%	50,525	55.7%
Intercontinental	12,465	45.1%	5,291	20.8%	23,850	30.8%	18,280	20.2%

Total International	22,901	82.8%	18,441	72.7%	65,636	84.8%	68,805	75.9%

Total revenues	$27,652	100.0%	$25,359	100.0%	$77,433	100.0%	$90,653	100.0%

North American revenues are defined as revenues from the United States and Canada. Revenues for EMEA are defined as revenue from Europe, Middle East and Africa. Intercontinental revenues are defined as revenue from Asia-Pacific, Japan and Central and South America.

Cash, cash equivalents, short-term and long-term investments

The Company considers all highly liquid, low-risk debt instruments with an original maturity, at the date of purchase, of three months or less to be cash equivalents. At October 31, 2004 and January 31, 2004, cash equivalents and short-term investments consisted primarily of commercial paper, corporate notes, money market funds and government securities.

The Company classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of SFAS Number 115, Accounting for Certain Investments in Debt and Equity Securities. Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders’ equity and the statement of comprehensive loss. Realized gains and losses are recorded using the specific identification method and are immaterial for all periods presented.

The following summarizes cash, cash equivalents and investments (in thousands, unaudited):

	October 31, 2004	January 31, 2004
Cash and cash equivalents:
Cash	$22,058	$24,499
Money market funds	10,911	11,927
Commercial paper	400	6,594

Total cash and cash equivalents	33,369	43,020

Short-term investments:
Corporate notes	15,046	8,384
U.S. Government securities	8,609	31,500

Total short-term investments	23,655	39,884

Restricted short-term investments:
Cash	81	57
U.S. Government securities	1,051	2,499

Total restricted short-term investments	1,132	2,556

Restricted long-term investments:
Cash	561	—
Money market funds	—	5,171
Corporate notes and commercial paper	860	7,993
U.S. Government securities	11,630	—

Total restricted long-term investments	13,051	13,164

Total cash, cash equivalents and investments	$71,207	$98,624

Available for sale securities

	Amortized Cost	Gross Unrealized		Fair Value
		Gain	Loss
October 31, 2004
Commercial paper	$400	$—	$—	$400
Corporate notes	15,952	1	(47)	15,906
U.S. Government securities	21,325	—	(35)	21,290

Total available for sale debt securities	37,677	1	(82)	37,596

Amounts included in cash and cash equivalents	400	—	—	400
Amounts included in short-term investments	23,736	1	(82)	23,655
Amounts included in restricted short-term investments	1,051	—	—	1,051
Amounts included in restricted long-term investments	12,490	—	—	12,490

Total available for sale debt securities	$37,677	$1	$(82)	$37,596

January 31, 2004
Commercial paper	$6,594	$—	$—	$6,594
Corporate notes	16,366	18	(8)	16,376
U.S. Government securities	34,005	8	(13)	34,000

Total available for sale debt securities	56,965	26	(21)	56,970

Amounts included in cash and cash equivalents	6,594	—	—	6,594
Amounts included in short-term investments	39,879	26	(21)	39,884
Amounts included in restricted short-term investments	2,499	—	—	2,499
Amounts included in restricted long-term investments	7,993	—	—	7,993

Total available for sale debt securities	$56,965	$26	$(21)	$56,970

The estimated fair value of short-term investments classified by date of maturity is as follows (in thousands, unaudited):

	October 31, 2004	January 31, 2004
Due within one year	$34,266	$30,893
Due within two years	2,930	19,483
Restricted investments	(13,541)	(10,492)

Total short-term investments	$23,655	$39,884

Restricted investments represent collateral for outstanding letters of credit and bank guarantees. The collateral amounts required by the issuing banks are in excess of the face value of the letters of credit and bank guarantees in order to account for potential fluctuations in the value of the underlying investments and exchange rates. As of October 31, 2004, restricted short-term investments of $1.1 million combined with restricted long-term investments of $13.1 million represented collateral for five letters of credit and three bank guarantees. As of October 31, 2004, the five letters of credit requiring collateral of $11.8 million were issued in lieu of a cash security deposit for a company facility, are renewable annually and expire on various dates from October 31, 2004 through March 5, 2021. Two bank guarantees requiring collateral of $1.4 million relate to outstanding loans secured by buildings owned by the Company and expire on January 1, 2011 and December 31, 2017. The other bank guarantee requiring collateral of $1.0 million was issued in support of the Company’s compliance with performance obligations to a customer and expires in April 2006. Restricted investments consist of cash, corporate notes, commercial paper, and U.S. Government securities maturing over a period of one to two years.

Impairment of long-lived assets

The Company evaluates the carrying value of long-lived assets and intangible assets whenever certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When indicators of impairment exist, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated net cash flows. During the quarter ended October 31, 2004, the Company recorded an impairment of $1.5 million on an investment in a privately held company, reducing the carrying value of the investment to zero.

Net loss per share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data, unaudited):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Basic and diluted:
Net loss	$(19,423)	$(15,184)	$(47,937)	$(51,840)

Weighted average shares of common stock outstanding	42,612	39,002	42,445	36,944
Less: Weighted-average shares subject to repurchase	—	(7)	—	(7)

Weighted average shares used in computing basic and diluted net loss per share	42,612	38,995	42,445	36,937

Net loss per share	$(0.46)	$(0.39)	$(1.13)	$(1.40)

The Company has excluded outstanding stock options from the calculation of diluted loss per share because all such securities are anti-dilutive for all periods presented. The total number of shares excluded from the calculations of diluted net loss per share was 5,979,323 and 4,166,643 for the three months ended October 31, 2004 and 2003, respectively, and 4,332,319 and 2,610,681 for the nine months ended October 31, 2004 and 2003, respectively. Such securities, had they been dilutive, would have been included in the computations of diluted net loss per share using the treasury stock method.

Stock-based compensation

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion Number 25 (“APB 25”) Accounting for Stock Issued to Employees and related interpretations in accounting for its employee and director stock-based awards. Under APB 25 the Company does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed. The Company adopted and continues to use the disclosure only method prescribed by SFAS Number 123 (“SFAS 123”) Accounting for Stock-Based Compensation, as amended by SFAS Number 148 (“SFAS 148”) Accounting for Stock-Based Compensation – Transition and Disclosure which requires companies to disclose the compensation cost for stock-based employee compensation plans at fair value.

In November 2002, the compensation committee of the Company’s Board of Directors approved a plan to re-price stock options for employees. The plan excluded the Chief Executive Officer and members of the Board of Directors. Under this plan, 4,154,999 options were re-priced. These options became subject to variable accounting prospectively whereby stock-based compensation for the options is re-measured quarterly and recorded as compensation expense in the consolidated statements of operations for each reporting period until such options are exercised or expire.

The weighted average fair value, per share, of options granted for the three and nine months ended October 31, 2004 was $2.65 and $5.36 respectively. The weighted average fair value, per share, of options granted for the three and nine months ended October 31, 2003 was $14.39 and $11.00, respectively.

Summarized below are the pro forma effects on net loss and net loss per share as if the Company had elected to use the fair value approach prescribed by SFAS 123 for valuing options and shares granted under its employee stock purchase plan (in thousands, except per share amounts, unaudited):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net loss, as reported	$(19,423)	$(15,184)	$(47,937)	$(51,840)
Add: Stock-based employee compensation charges/(benefits) included in reported net loss	—	3,000	(7,338)	33,840
Deduct: Stock-based employee compensation expense determined under the fair value method for all rewards (SFAS 123)	(6,028)	(9,587)	(17,145)	(24,994)

Pro forma net loss	$(25,451)	$(21,771)	$(72,420)	$(42,994)

Basic and diluted net loss per share:
As reported	$(0.46)	$(0.39)	$(1.13)	$(1.40)

Pro forma	$(0.60)	$(0.56)	$(1.71)	$(1.16)

Recent Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, or Statement 123(R). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The SEC issued guidance on April 14, 2005 announcing that public companies will now be required to adopt FAS 123(R) by their first fiscal year beginning after June 15, 2005. Accordingly, the Company will not be required to adopt FAS 123(R) prior to its first quarter of fiscal year 2007. The impact of adopting Statement 123(R) on the consolidated statement of operations has not been determined.

Note 4. Restructuring

In the third quarter of fiscal 2005, the Company’s Board of Directors approved the implementation of a plan to restructure operations, the Fiscal 2005 Restructuring Plan (“Fiscal 2005 Plan”). The plan included reductions in workforce of approximately 65 employees in fiscal 2005. The Company is moving from a decentralized regional general manager model to a centralized worldwide integrated sales and services model. The Company is combining its four separate regional sales operations and four separate regional services organizations into one integrated worldwide sales and services organization. This change supports a focus on key customers and target markets, reduces costs and is designed to strengthen the connection between the Company and its customers. In addition to personnel, the Company specifically identified facilities to be vacated internationally. The Company vacated the facilities on various dates through October 2004. The planned exit dates for each facility were considered when calculating the restructuring charges. Prior to vacating these facilities, or portions thereof that the Company intends to sublease, rental expense will continue to be included in operating expenses. The Company was successful in negotiating the termination of some of its leases. The restructuring accrual reflects the terms of these renegotiated agreements.

During the three months ended October 31, 2004, the Company recorded a net benefit from restructuring activities of $0.9 million. The $0.9 million benefit was primarily the release of provision from a prior restructuring plan in the amount of $4.6 million due to the reoccupation of formerly vacated facilities, partially offset by a charge to operations of $3.7 million related to the Fiscal 2005 Plan. The charge to operations related to the Fiscal 2005 plan is primarily comprised of $3.1 million in severance related expenses, $0.4 million in facilities expenses and $0.3 million in other expenses. Severance payments are expected to be paid through the end of the second quarter of fiscal 2006. The long-term portion of the accrued restructuring costs is comprised of lease payments for vacated facilities, net of expected sublease income, and is currently expected to be paid through fiscal year 2009. Actual future cash requirements may differ materially from the accrual, particularly if actual sublease income is significantly different from current estimates, if the Company is successful or unsuccessful in its efforts to renegotiate facilities leases, or if it is unsuccessful in its attempts to sublet the facilities within a timely manner.

Restructuring benefits for the nine months ended October 31, 2004 were $0.9 million and primarily resulted from a benefit from the release of provisions from prior restructuring plan in the amount of $4.6 million, partially offset by a charge to operations of $3.7 million related to the Fiscal 2005 Plan. The $0.4 million net restructuring charge in the first quarter of fiscal 2005 was largely offset by a $0.4 million net restructuring benefit in the second quarter of fiscal 2005. The $0.4 million net restructuring charge in the first quarter of fiscal 2005 resulted from a $1.9 million increase in an accrual related to extending the time period the Company estimated one of its facilities would be vacant. This was partially offset by a $1.5 million reduction in liabilities related to lease obligations the Company was relieved of in the first quarter when a bank loan guarantee which the Company had previously provided was paid by the borrower. The $1.9 million increase in the facility accrual became necessary when negotiations with the landlord to terminate the related lease ended in the first quarter of fiscal 2005.

A summary of accrued restructuring costs is as follows (in thousands, unaudited):

	Employee costs	Facilities	Other	Total	Current portion	Long- term portion
Balance January 31, 2004	$135	$26,136	$1,713	$27,984	$9,193	$18,791
Fiscal 2005 Plan	3,061	443	250	3,754	3,733	21
Adjustments to prior plans	—	(3,000)	(1,629)	(4,629)	4,508	(9,137)
Cash payments	(827)	(6,751)	(14)	(7,592)	(7,592)	—

Balance October 31, 2004	$2,369	$16,828	$320	$19,517	$9,842	$9,675

The restructuring accrual for facilities as of October 31, 2004 of $16.8 million is for future minimum lease payments. If the Company is unable to find suitable sublessees for its unused facilities, the Company’s maximum exposure for future additional lease payments which are not included in the accrued restructuring amounts is $32.4 million.

In fiscal 2003 and 2002 the Company’s Board of Directors approved the implementation of restructuring plans to effect a change in the Company’s operations and cost structure to more fully align with its revised business strategy requiring a greater focus on the needs of diversified telecommunications service providers. The plans included reductions in workforce of approximately 250 employees in fiscal 2003 and 620 employees in fiscal 2002, facilities reductions and asset write-offs. These workforce reductions affected substantially all of the Company’s organizations located in North America and Europe. The Company recorded restructuring charges of $36.5 million and $71.0 million for the fiscal years 2003 and 2002, respectively. The restructuring charges recorded in fiscal 2003 included $6.2 million of severance related amounts, $17.1 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, $11.7 million in asset write-offs and $1.5 million for other costs. The restructuring charges recorded in fiscal 2002 included $17.3 million of severance related amounts, $36.4 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, $15.8 million in asset write-offs, and $1.5 million for other costs.

The fiscal 2003 restructuring plan specifically identified facilities to be vacated, throughout North America and internationally. The Company vacated the facilities on various dates, as planned, through September 2002. A portion of the Company’s headquarters was also vacated by December 2002. The planned exit dates for each facility were considered when calculating the restructuring charges. Prior to vacating these facilities, or portions thereof that the Company intends to sublease, rental expense continued to be included in operating expenses. The Company was successful in negotiating the termination of some of its leases. The restructuring accrual reflects the terms of these renegotiated agreements.

Note 5. Interest and other income (loss), net

Interest and other income, net primarily represents net interest income, net gains and losses resulting from foreign currency exchange rate changes and other net losses.

The following table sets forth information regarding net interest and other income (loss) (in thousands, unaudited):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Interest income, net	$254	$170	$690	$521
Foreign currency exchange gain (loss), net	210	739	(625)	636
Other (loss), net	(1,559)	(49)	(1,752)	(326)

Total interest and other income (loss), net	$(1,095)	$860	$(1,687)	$831

Note 6. Income taxes

For the three and nine months ended October 31, 2004, the Company recorded a provision for income taxes of $0.7 million and $0.2 million, respectively. For the three and nine months ended October 31, 2003 the Company recorded a provision for income taxes of $0.8 million and $2.0 million, respectively, primarily as a result of foreign withholding taxes on revenue and tax on earnings generated from foreign operations. Our deferred tax assets have a full valuation allowance against them due to uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The Company will continue to review the valuation of the deferred tax assets on a quarterly basis.

Note 7. Commitments and contingencies

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

The cases have been consolidated into a single action, and a consolidated complaint was filed on April 19, 2002. These actions are part of the IPO Securities Litigation against approximately 300 issuers and nearly 55 underwriters alleging claims virtually identical to those alleged against the Company. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions has been denied.

On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Portal case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful.

The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. Pursuant to those agreements Portal’s insurers would participate in an undertaking to guarantee a minimum recovery by the plaintiffs. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Portal to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance.

Therefore, we do not expect that the settlement will involve any payment by Portal. Based on the amount of Portal’s insurance and agreement of the insurers to cover legal expenses after June 1, 2003, Portal does not anticipate additional expenses or liability if the settlement is approved. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Portal’s insurance carriers should arise, Portal’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement providing for a mutual bar of all contribution claims by the settling and non-settling parties. The revised settlement agreement would not bar the parties from pursuing other claims. The issuer and plaintiffs have negotiated a revised settlement agreement consistent with the court’s opinion and are in the process of obtaining approval from the approximately 300 issuer defendants and individuals associated with those issuers. The parties must submit a revised settlement to the court by May 2, 2005. The underwriter defendants will have until May 16, 2005 to object to the revised settlement agreement. There is no assurance that the court will grant final approval to the settlement.

On November 13, 2003 Portal announced that its results for the quarter ended October 31, 2003 would be lower than previously estimated. On November 20, 2003 a purported class action complaint was filed in the United States District Court for the Northern District of California against Portal, and certain of its officers and directors. The lawsuit claims to be on behalf of all persons who purchased Portal shares from May 20, 2003 through November 13, 2003 (the “Class Period”). Several similar class actions have also been filed in the same court based on essentially the same facts and allegations. These cases were consolidated on February 4, 2004 and a lead plaintiff and lead plaintiff’s counsel were appointed on March 25, 2004. On May 24, 2004 the lead plaintiff filed a consolidated amended complaint alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, arising from allegations that during the Class Period Portal recognized revenue improperly and failed to disclose declining demand for its products and services. The consolidated amended complaint seeks damages in an unspecified amount. The defendants moved to dismiss this complaint on July 6, 2004 and the hearing on the motion was scheduled for September 30, 2004. On September 23, 2004, the lead plaintiff filed a motion for leave to file an amended complaint and requested continuance of the hearing to allow them time to prepare a proposed amended complaint. The court allowed plaintiff 60 days to file a motion for leave to amend, along with the required proposed amendment and took the original hearing date off calendar. Lead plaintiff’s motion for leave to amend and the proposed amended complaint were due to be filed by or about November 29, 2004. Lead plaintiff filed a second amended complaint on November 29, 2004. The second amended complaint purports to add a new plaintiff that may have purchased shares in, or traceable to, the September 2003 secondary offering and to add claims under Sections 11 and 12(a) of the Securities Act on the basis that the registration statement for the secondary offering contained allegedly material misstatements or omissions. The defendants moved to strike the second amended complaint on December 2, 2004. On December 7, 2004 the Court set a briefing schedule for the motion to strike. Plaintiffs filed a motion for leave to amend on December 22, 2004 correcting their failure to file the motion concurrent with the proposed second amend complaint. Defendants filed an opposition to the motion for leave to amend on January 6, 2005. A hearing on defendants’ motion to strike on plaintiffs’ motion for leave to amend was held on January 27, 2005. On March 10, 2005, the court granted plaintiffs’ motion for leave to amend and terminated as moot defendants’ motions to dismiss the consolidated amended complaint and to strike the improperly filed consolidated second amended complaint. The Defendants moved to dismiss the consolidated second amended complaint on April 15, 2005.

The Company believes that the claims asserted by this lawsuit are without merit, and intends to defend this action vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect the Company’s business and could result in payment of significant damages by the Company, all of which would harm its financial condition and results of operations.

On November 17, 2003 a stockholder derivative action was filed in the Superior Court of California, County of San Mateo against the members of the Board of Directors and certain officers of Portal alleging breach of fiduciary duty and other violations of state law. A second similar action was filed in the Superior Court of California, County of San Mateo on November 25, 2003. These complaints were based on allegations that the defendants misrepresented Portal’s financial projections in connection with the quarter ended October 31, 2003 and that certain of the defendants violated state laws relating to insider trading. The actions seek damages in an unspecified amount, disgorgement of improper profits and attorney’s fees, among other forms of relief. In February 2004, both derivative actions were transferred to Santa Clara County Superior Court. The plaintiff in the second action agreed, and the Court so ordered, to voluntarily dismiss his complaint without prejudice. The plaintiff in the first filed action filed an amended complaint on or about September 29, 2004. The amended complaint reiterated the allegations in the original complaint and added allegations from the federal securities litigation that Portal recognized revenue improperly and failed to disclose declining demand for its products and services as well as allegations based on the FY’05 Q2 financial results and FY’05 Q1 restatement. On March 23, 2005, the parties to the derivative action filed a stipulation of settlement with the Superior Court and the Court entered an order approving the stipulation of settlement and dismissed the lawsuit with prejudice on April 5, 2005. The settlement did not result in a material financial impact to the Company.

Note 8. Subsequent events

On November 3, 2004, Howard A. Bain III resigned as the Company’s Chief Financial Officer and the Company entered into a corresponding Severance Agreement and Release with customary terms and conditions with Mr. Bain.

On November 3, 2004, CEO David Labuda announced that Ronald W. Kisling was appointed by the Board of Directors as the Company’s Chief Financial Officer. Mr. Kisling, age 44, recently joined the Company in March 2004 and served as its Vice President of Finance until November 3, 2004. Mr. Kisling is a senior financial management executive with more than 20 years of experience in the technology industry.

On November 4, 2004 the Company entered into a Change of Control Agreement with Ronald W. Kisling, the Company’s Chief Financial Officer.

On November 5, 2004 the Company entered into Change of Control Agreements with Larry Bercovich, the Company’s Senior Vice President, General Counsel and Secretary and Steve Zielenski, the Company’s Senior Vice President, Global Sales and Services.

The change of control agreements provide that in the event of an acquisition of the Company by merger or sale of all or substantially all of the assets of Company, options held, to the extent outstanding at that time but not fully exercisable, will accelerate and become exercisable for all the option shares as fully-vested shares if employment is terminated without cause within one year from the date of a change of control.

On December 17, 2004 the Company notified the NASDAQ Stock Market that it was not in compliance with 4310(c)(14) of the NASDAQ Marketplace Rules because of delayed filing of this third fiscal quarter report on Form 10-Q.

On December 21, 2004 the Company received a Staff Determination notice from the NASDAQ Stock Market stating that the Company was not in compliance with NASDAQ’s Marketplace Rule 4310(c) (14) and is subject to delisting. The Company appealed, and appeared at a hearing held on January 27, 2005. The hearing stay delisting until the hearing panel rendered a decision.

On February 2, 2005, the Company’s Board of Directors, after discussion with management, concluded that the Company’s Operating Committee had fulfilled its intended purpose and decided to dissolve it. The Operating Committee was established in September 2004 in support of the appointment of Company’s CEO, David Labuda.

On February 4, 2005, the Company’s Board of Directors appointed Mr. Jerome Behar to serve as a member of the Board of Directors. Mr. Behar will also sit on the Company’s Audit Committee. (NOTE: During the period of time that Mr. Behar is providing consulting services to the Company (discussed below) he will abstain from participating on the Audit Committee.)

On February 9, 2005, the Company entered into an Employment Agreement with David Labuda, the Company’s Chief Executive Officer.

On February 18, 2005, the Company entered into an Indemnification Agreement with Jerome Behar, the Company’s newest member of its Board of Directors.

On February 22, 2005, the Company received a letter from NASDAQ informing the Company that determination had been made to grant the Company’s request for continued listing on the NASDAQ National Market. Such determination was subject to the following exceptions: (i) on or before March 17, 2005, the Company was required to file its Form 10-Q for the quarter ended October 29, 2004 and any required restatements; and (ii) the Company was required to complete and submit to the NASDAQ, on or before March 17, 2005, a copy of its final report, which provided answers to questions attached to the letter dated February 22, 2005. A copy of the final report was also filed with NASDAQ. During the exception period, the Company is required to notify NASDAQ of any significant event that may impact the Company’s ability to maintain compliance with any NASDAQ listing requirement.

On March 9, 2005, the Company announced that it anticipated requesting from the NASDAQ Stock Market an additional thirty days beyond the SEC’s filing deadline to file the Company’s Form 10-K for its fourth fiscal quarter and 2005 fiscal year end, ending January 28, 2005.

On March 22, 2005, the Company received a letter from NASDAQ informing the Company that a determination had been made to grant the Company an extension of time to files its third fiscal quarter Form 10-Q and Form 10-K for its fiscal year 2005. Under the terms of the letter, the Company had until April 17, 2005 to file its third fiscal quarter Form 10-Q and until May 31, 2005 to file its Form 10-K for its fiscal year 2005. In addition, the Company will be subject to a monitoring period until May 31, 2006 by the NASDAQ, in which the Company must timely file all its periodic reports.

On March 23, 2005, the Compensation Committee of the Company’s Board of Directors authorized a salary and bonus adjustment for Bhaskar Gorti, bonuses for Marc Aronson and Steve Zielenski, and the grant of restrictive stock units to certain executives. In addition, the Board of Directors appointed David Labuda to the Company’s Board of Directors.

On March 25, 2005, the Company entered into a consulting agreement with Jerome Behar, a member of the Company’s Board of Directors. Mr. Behar’s services will include consulting services in connection with the Company’s 10-Q for its third quarter fiscal year 2005 and the Company’s other compliance and periodic reporting obligations. Mr. Behar will not sit on the Company’s Audit Committee during his period of consultancy.

On April 5, 2005, the California Superior Court entered an order approving a stipulation of settlement in a stockholder derivative action which was filed in the Superior Court of California, County of San Mateo. The settlement did not have a material financial impact to the Company.

On April 14, 2005 the Company informed the NASDAQ that it would not be able to file its fiscal quarter report on Form 10-Q for the quarter ended October 31, 2004 by April 17, 2005 and requested an extension until April 25, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s discussion and analysis of financial condition and results of operations may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements relating to future revenue and product sales, gross margin, product development, operating expenses and the sufficiency of financial resources to support our future operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations which involve inherent risks and uncertainties, including those discussed below and under the heading “Risks associated with our business and future operating results” that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

OVERVIEW

Business

We develop, market, provision, and support billing and revenue management solutions primarily for global communications and media markets. Our convergent platform is designed to enable service providers to invoice for and derive revenue from voice, data, video and content services with multiple networks, payment models, pricing plans and value chains.

We believe that the growth and rapid change in the global communications and media markets provide a unique opportunity for our solutions which provide real-time, flexible and scalable solutions for these markets. To fully realize this opportunity, we must expand our penetration in this market to enable us to increase our revenues and to achieve profitability and positive cash flow.

During September 2004, we combined our four separate regional sales and services organizations into one integrated worldwide sales and services organization and also created an organization to focus exclusively on global accounts. This change supports a focus on key customers and target markets, reduces costs and strengthens the connection between our company and our customers.

While we currently provide solutions to some of the leading global communications and media markets, we face competitors with substantially greater financial resources than us. As such, it is important that we demonstrate to our customers our ability to successfully compete with larger solution providers by providing equal or greater levels of support for our products, today and in the future, and by continuing to enhance our products to meet the needs of the rapidly changing markets for which our solution was designed.

Major business developments during the third quarter of fiscal 2005 included:

•	Effective September 13, 2004 we appointed a new Chief Executive Officer.

•	We created a global accounts sales and marketing organization to focus on global top tier customers.

•	We created a worldwide integrated sales and services organization replacing the regional organizations.

Beginning with fiscal 1997, substantially all of our revenues have come from the license of one product line, Portal Infranet, and from related services. Revenues are primarily derived from contracts with global communications and media markets and consist of Portal Infranet licenses, professional services, engineered solutions and maintenance and support fees. Software license revenues are comprised of perpetual or multi-year license fees. Fees from professional services are derived from the following services: implementation services, operational support services, business consulting and training. Maintenance and support fees are derived from agreements that provide technical support and include the right to unspecified upgrades on a when-and-if available basis. Fees from engineered solutions are derived from products or functionality developed for customers.

We have established a number of relationships with systems integrators and hardware, software and service providers. We have derived, and anticipate that we will continue to derive, some portion of our revenues from customers that have significant relationships with our integration and platform partners. In addition, we believe that in the future a larger portion of our services revenues may be based on fixed price contracts. This could result in a higher portion of revenue being recognized on a proportional performance basis, subject to milestone payments, where failure to reach project milestones and obtain customer acceptance in a quarter could have an adverse impact on revenue in that quarter. In addition, our margins and overall profitability on fixed price contracts could be more difficult to estimate than for time and materials contracts. For a description of factors that may affect our future results see “Risks associated with our business and future operating results.”

The portion of our total revenues that is derived from international operations has increased substantially in recent years. For the nine months ended October 31, 2004, international revenues were 84.8% and North America revenues were 15.2% of our total revenues compared to international revenues of 75.9% and North America revenues of 24.1%, respectively for the nine months ended October 31, 2003. As a result, we face greater exposure to the inherent risks associated with international operations. During the first six months of the nine month period ending October 31, 2004 the U.S. dollar exhibited significant volatility against the Euro, Yen and Pound Sterling, which are the major functional currencies of our international subsidiaries based in Europe and Asia. In the first six months of the nine month period ending October 31, 2004 the U.S. dollar strengthened against these currencies; however, the dollar weakened significantly during the last three months of the same nine month period. We may experience material adverse impact to our future operating results if we are unable to effectively minimize or hedge our exposures created by revenues and expenses denominated in local currencies of our international subsidiaries.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that the estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a period basis, and the audit committee has reviewed our disclosure relating to them in this quarterly report on Form 10-Q.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	revenue recognition;

•	allowance for doubtful accounts;

•	accrued restructuring charges; and

•	accounting for income taxes

Revenue recognition

Portal recognizes revenue in accordance with current generally accepted accounting principles. Portal follows specific and detailed guidelines in measuring revenue; however, certain judgments and current interpretations of rules and guidelines affect the application of its revenue recognition policy. Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. One of the critical judgments we make is our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue. In cases where collectibility is not deemed probable, revenue is recognized upon receipt of cash, assuming all other criteria have been met. We are also required to exercise judgment in determining whether the fixed and determinable fee criteria have been met by evaluating the risk of our granting a concession to our customers, particularly when payments terms are beyond our normal credit period of thirty to sixty days. For multiple element arrangements that include software products, we allocate and defer revenue for the undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value, which is generally the price charged when that element is sold separately. We are required to exercise judgment in determining whether VSOE exists for each undelivered element and to determine whether and when each element has been delivered. At the beginning of the first quarter of fiscal 2005, our Chief Operating Officer resigned resulting in increased discretion over project pricing by regional General Managers. Additionally, during this quarter, we launched an initiative to improve our gross margins on our consulting projects. As part of this initiative, we hired experienced professional services managers and focused project pricing around achievement of minimum margin thresholds, rather than on published price lists. As a result of these changes, subsequent to the first quarter of fiscal 2005, we ceased to maintain VSOE of fair value for consulting and training services. Accordingly, license fees and professional services are combined and recognized under the contract accounting method. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Where the performance of single or multiple element contracts is closely related to the performance of other contracts with the same customer, we consider if the agreements should be treated as one arrangement for revenue recognition purposes. If we determine that the commercial effect of the agreements cannot be separated, we consider all such agreements to be linked and the arrangements are assessed as a single multi-element arrangement for revenue recognition determination.

For fixed price contracts on consulting services we recognize revenue on a proportional performance or completed contract basis as determined by the relationship of contract costs incurred to date and the estimated total contract costs, subject to meeting agreed upon milestones. Estimated total contract costs are regularly reviewed during the life of the contract. The recognition of services revenue based on a proportional performance or completed contract basis involves an estimation process and is subject to risks and uncertainties inherent in projecting future events. A number of internal and external factors can affect our estimates, including the nature of the services being performed, the complexity of the customer’s information technology environment and the utilization and efficiency of our professional services employees. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Accrued Restructuring Charges

Over the past years, we have implemented restructuring plans that were a combination of reductions in workforce, consolidations of facilities and the write-off of assets. The restructuring charges were based on actual and estimated costs incurred in connection with these restructuring plans. These estimates have been impacted by the rules governing the termination of employees, especially those in foreign countries. We have accrued restructuring charges for lease commitments, net of estimated projected sublease income, for the various facilities included as part of the restructuring. The assumptions we have made are based on the current market conditions in the various areas we have vacant space and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates, the rental prices charged for comparable properties and the general economic condition of the areas in which our facilities are located. These changes could materially affect our accrual. If, in future periods, it is determined that we have over accrued restructuring charges for the consolidation of facilities, the reversal of such over accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

Accounting for Income Taxes

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

We currently have a full valuation allowance on our deferred tax assets, which primarily arise from net operating losses, tax credits, accruals and timing differences offset by a full valuation allowance. We believe there is sufficient uncertainty regarding the realization of deferred tax assets to require a valuation allowance. These factors include consideration of past operating losses, the competitive nature of our market and the unpredictability of future operating results. Therefore, we continue to provide a valuation allowance on our deferred tax assets as of October 31, 2004. We will continue to assess our ability to realize tax benefits available to us based on actual and forecasted operating results.

Changes from Preliminary Financial Information released on February 3, 2005

On February 3, 2005, we issued a press release with preliminary third quarter fiscal year 2005 financial statements while our Audit Committee and auditors continued their review. The financial statements reported in this 10-Q reflect a number of changes from the preliminary financial statements for the three and nine months ended October 31, 2004. The changes reflect both corrections to the preliminary accounting as well as changes in estimates based on incremental information becoming available as a result of the further delayed filing of this 10-Q.

Revenue and cost of revenue increased by $1.6 million and $1.0 million respectively due to the determination that it was appropriate to recognize revenue for a significant contract in the third quarter that was initially thought to have been deferred based on the completed contract method instead of recognized ratably under zero profit margin. General and administrative expenses increased by $2.6 million, principally due to the increase in accruals of $1.7 million for a change in estimated fiscal 2005 professional services fees for audit, quarterly review and Section 404 fees associated with the 2005 audit and extended third quarter review, and $0.8 million of severance for our former Chief Executive Officer who departed in September 2004. Other income was increased by $0.2 million and tax expenses were increased by $0.5 million to reflect foreign exchange re-measurement adjustments and income taxes due in foreign countries in which we do business respectively. The net impact of these changes increased the net loss by $2.2 million.

The above changes flowed through to the balance sheet along with an additional adjustment which increased both notes payable and the accumulated other comprehensive loss.

RESULTS OF OPERATIONS

The following tables set forth for the periods indicated, each item from our consolidated statements of operations, the relative percentage that those amounts represent to consolidated revenues (unless otherwise indicated) and the percentage change in those amounts from period-to-period. All percentages are calculated using actual amounts rounded to the nearest thousand (dollars in thousands, unaudited):

	Three Months Ended October 31,				Change 2004 vs 2003
	2004	2003	2004	2003
Revenues:
License fees	$8,564	$5,687	31.0%	22.4%	50.6%
Services	19,088	19,672	69.0%	77.6%	-3.0%

Total revenues	27,652	25,359	100.0%	100.0%	9.0%

Cost of revenues:
Cost of license fees	33	19	0.1%	0.1%	73.7%
Cost of services	15,748	14,078	57.0%	55.5%	11.9%
Amortization of purchased developed technology	665	665	2.4%	2.6%	0.0%

Total cost of revenues	16,446	14,762	59.5%	58.2%	11.4%

Gross margin	11,206	10,597	40.5%	41.8%	5.7%

Costs and expenses:
Research and development	10,095	8,273	36.5%	32.6%	22.0%
Sales and marketing	11,483	10,677	41.5%	42.1%	7.5%
General and administrative	8,087	3,926	29.2%	15.5%	106.0%
Stock compensation charge	—	3,000	0.0%	11.8%	-100.0%
Restructuring benefit	(866)	—	-3.1%	0.0%

Total costs and expenses	28,799	25,876	104.1%	102.0%	11.3%

Loss from operations	(17,593)	(15,279)	-63.6%	-60.2%	15.1%
Interest and other income (expense), net	(1,095)	860	-4.0%	3.4%	-227.3%

Loss before income taxes	(18,688)	(14,419)	-67.6%	-56.8%	29.6%
Provision for income taxes	735	765	2.7%	3.0%	-3.9%

Net loss	$(19,423)	$(15,184)	-70.3%	-59.8%	27.9%

Revenues

The increase in total revenues for the three months ended October 31, 2004 as compared to the same period of the prior year was mainly a result of $2.9 million in higher license revenues. The increase in license revenues was primarily due to recognition of a license agreement with Softbank BB, which was completed in the second quarter of fiscal 2005, but for which revenue was deferred as the underlying professional services agreement related to the implementation of the license was not executed. The underlying agreement with Softbank was consummated and evidence of customer acceptance was received in the fiscal third quarter of 2005, resulting in the recognition of revenue in the three months ended October 31, 2004.

The decrease in professional services revenues of $0.6 million for the three months ended October 31, 2004 compared to the prior year was mainly the result of the combination of timing of the beginning of new projects and revenue recognition of existing consulting projects in the third fiscal quarter of 2005. We expect our quarterly professional services revenues to fluctuate based on the delivery and customer acceptance of project milestones.

One customer, Softbank BB, accounted for 23% of revenues for the three months ended October 31, 2004, and none in the prior year. Affiliates majority owned by Vodafone, as publicly reported by Vodafone, accounted for 12% and 20% of total revenues recognized during the quarter ended October 31, 2004 and 2003, respectively. No other customer accounted for more than 10% of total revenues during the quarter ended October 31, 2004 or 2003, respectively.

	Nine Months Ended October 31,				Change 2004 vs 2003
	2004	2003	2004	2003
Revenues:
License fees	$14,426	$30,578	18.6%	33.7%	-52.8%
Services	63,007	60,075	81.4%	66.3%	4.9%

Total revenues	77,433	90,653	100.0%	100.0%	-14.6%

Cost of revenues:
Cost of license fees	159	128	0.2%	0.1%	24.2%
Cost of services	49,954	38,887	64.5%	42.9%	28.5%
Amortization of purchased developed technology	1,995	1,995	2.6%	2.2%	0.0%

Total cost of revenues	52,108	41,010	67.3%	45.2%	27.1%

Gross margin	25,325	49,643	32.7%	54.8%	-49.0%

Costs and expenses:
Research and development	27,585	22,422	35.6%	24.7%	23.0%
Sales and marketing	34,769	33,698	44.9%	37.2%	3.2%
General and administrative	17,211	10,354	22.2%	11.4%	66.2%
Stock compensation (benefit) charge	(7,338)	33,840	-9.5%	37.3%	-121.7%
Restructuring benefit	(841)	—	-1.1%	0.0%

Total costs and expenses	71,386	100,314	92.1%	110.6%	-28.8%

Loss from operations	(46,061)	(50,671)	-59.4%	-55.8%	-9.1%
Interest and other income (expense), net	(1,687)	831	-2.2%	0.9%	-303.0%

Loss before income taxes	(47,748)	(49,840)	-61.6%	-54.9%	-4.2%
Provision for income taxes	189	2,000	0.2%	2.2%	-90.6%

Net loss	$(47,937)	$(51,840)	-61.8%	-57.1%	-7.5%

The decrease in total revenues for the nine months ended October 31, 2004 was the result of a significant reduction in the amount of license fee revenues in the first two quarters of the year partially offset by slightly increased services revenues.

License fee revenues decreased by $16.2 million to $14.4 million for the nine month period ended October 31, 2004. This decrease is mainly a result of a number of large-scale new installations sold during the first nine months of fiscal 2004. In the nine months ended October 31, 2004, license revenues declined due to fewer large-scale, new installations partially offset by follow on license arrangements with existing customers. In addition, we entered into one significant multiple element license arrangement in the third quarter of fiscal 2005 with a North American company, whereby we will recognize revenue under the contract accounting method. At the beginning of the first quarter of fiscal 2005, our Chief Operating Officer resigned resulting in increased discretion over project pricing by regional General Managers. Additionally, during this quarter, we launched an initiative to improve our gross margins on our consulting projects. As part of this initiative, we hired experienced professional services managers and focused project pricing around achievement of minimum margin thresholds, rather than on published price lists. As a result of these changes, subsequent to the first quarter of fiscal 2005, we ceased to maintain VSOE of fair value for consulting and training services. Accordingly, license fees and professional services are combined and recognized under the contract accounting method.

Services revenues increased in the nine months ended October 31, 2004 to $63.0 million compared to $60.1 million for the nine months ended October 31, 2003 primarily due to revenues from the delivery of engineered solutions arrangements in the first quarter of fiscal 2005 and increased maintenance and support revenue arising from a higher installed base of software licenses compared to prior periods and increased renewals of annual support contracts. These increases were partially offset by a $1.6 million dollar decrease in consulting services revenue due to fewer consulting arrangements during the first nine months of fiscal 2005 as compared to the prior year’s comparable period.

Beginning in the second quarter of fiscal 2005, we determined to make deliverables from certain engineered solutions services generally available to our customers. As a result, revenues from such engineered services will be deferred until we have completed delivery. Deferred revenues from these services at October 31, 2004 totaled $10.5 million. We expect to complete delivery of these engineered solutions development arrangements during fiscal year 2006.

Affiliates majority owned by Vodafone, as publicly reported by Vodafone, accounted for 26% and 29% of total revenues recognized during the nine months ended October 31, 2004 and 2003, respectively. One majority owned Vodafone affiliate, Vodafone Italia (formerly Vodafone Omnitel), accounted for 11% of total revenues during the nine months ended October 31, 2003. No other customer accounted for more than 10% of total revenues during the nine months ended October 31, 2004 or October 31, 2003. Net accounts receivable from affiliates majority-owned by Vodafone were $3.8 million which represents 23% of net accounts receivable as of October 31, 2004.

Deferred revenue was comprised of the following (in thousands, unaudited):

	October 31, 2004	January 31, 2004
Deferred license fees	$15,874	$5,834
Deferred services	22,017	23,057

Total deferred revenue	$37,891	$28,891

The $9.0 million increase in deferred revenues at October 31, 2004 compared to January 31, 2004 was primarily a result of engineered solutions development arrangements where management determined the functionality to be delivered will be incorporated into Portal’s primary product, Infranet. As a result the underlying functionality is expected to be generally available to all of Portal’s customers. Accordingly, the revenue has been deferred until final delivery and customer acceptance.

The following table shows our revenues by region (dollars in thousands, unaudited):

	Three Months Ended October 31,				Nine Months Ended October 31,
Geographical revenues	2004		2003		2004		2003
North America	$4,751	17.2%	$6,918	27.3%	$11,797	15.2%	$21,848	24.1%
International
EMEA	10,436	37.7%	13,150	51.9%	41,786	54.0%	50,525	55.7%
Intercontinental	12,465	45.1%	5,291	20.8%	23,850	30.8%	18,280	20.2%

Total International	22,901	82.8%	18,441	72.7%	65,636	84.8%	68,805	75.9%

Total revenues	$27,652	100.0%	$25,359	100.0%	$77,433	100.0%	$90,653	100.0%

North American revenues, which are defined as revenues from the United States and Canada, decreased to $4.8 million from $6.9 million and to $11.8 from $21.8 million for the three and nine month periods ended October 31, 2004 and 2003 respectively.. The significant drop in revenues is a result of the ongoing telecom and media industry consolidation, resulting in fewer new license transactions in fiscal 2005.

Revenues for EMEA, defined by us as Europe, Middle East and Africa decreased to $10.4 million from $13.2 million and to $41.8 million from $50.5 million for both the three and nine month periods ended October 31, 2004 and 2003 respectively. This was primarily as a result of a number of major license transactions consummated in fiscal 2004 and fewer significant license transactions for the same period in fiscal 2005.

Intercontinental revenues, which are defined by us as Asia-Pacific, Japan and Central and South America (including Mexico) increased in the three and nine month periods ended October 31, 2004 when compared with the periods in October 31, 2003 primarily as a result of our ability to complete a services arrangement with a Japanese customer, which resulted in the recognition of previously deferred revenue in the three and nine months ended October 31, 2004.

Cost of services

Cost of services primarily consists of personnel, employees and subcontractors, and related costs for our professional service and maintenance and support offerings. We also include personnel and related costs of employees in our research and development function to the extent that they spend time working on contractual professional services engagements. The increase in cost of services for both the nine month period ended October 31, 2004 was primarily caused by increased third party contractor and headcount costs of $8.9 million, higher travel expenses of $1.6 million and $0.6 million in higher facilities costs. In addition, the nine months ended October 31, 2004 include $1.9 million of costs for the time research and development personnel worked on contractual engineered solutions development engagements in the first quarter.

Amortization of purchased developed technology

For the three month periods ended October 31, 2004 and 2003, we amortized purchased developed technology related to our investment in Solution 42 in the amount of $0.7 million. For the nine months ended October 31, 2004 and 2003, we amortized $2.0 million. Solution 42 purchased developed technology was fully amortized as of October 31, 2004.

Gross margin

Our total gross margins decreased to 33% from 55% for the nine month period ended October 31, 2004 and October 31, 2003 respectively. The decrease in gross margin was due to a decrease in professional service fees margin largely due to increased loss estimates of $4.6 million on two of our professional services projects and the increased use of subcontractors in our professional services organization during the first nine months of fiscal 2005. These additional loss reserves were reflected in cost of sales for the nine months ended October 31, 2004.

For the third quarter of fiscal 2005 and 2004, gross margins decreased slightly to 41% from 42% respectively. The decrease is attributable to lower gross margin on service revenues mainly due to the additional project costs incurred on loss on two contracts, offset by the gross margin contribution from additional license revenues of $2.9 million for the period.

Research and development

Research and development expenses consist primarily of personnel and related expense for product development. Research and development expenses were $10.1 million and $8.3 million for the three months ended October 31, 2004 and 2003, respectively, and $27.6 million and $22.4 million for the nine months ended October 31, 2004 and 2003, respectively. The increases in fiscal 2005 were due to higher headcount related expenses. For the nine months ended October 31, 2004, the higher headcount expenses were partially offset by the allocation of $1.9 million of expense to cost of services expense for the work performed by research and development personnel on designated engineered solutions engagements. Research and development expense increased as a percentage of revenue from the three and nine month periods ended October 31, 2003 compared to the same periods in 2004 due to an increase in research and development costs in absolute dollar terms and a decrease in revenue during the same period. We have not capitalized any software development costs to date.

Sales and marketing

Sales and marketing expenses consist of personnel and related headcount costs including commissions for our direct sales force, marketing staff, marketing programs and facilities costs. In addition, it also includes trade shows expense, advertising and costs associated with the recruitment of new customers and partners and the maintenance of existing strategic relationships.

Sales and marketing expenses increased to $11.5 million from $10.7 million for the three months ended October 31, 2004 and 2003, respectively, and to $34.8 million from $33.7 million for the nine months ended October 31, 2004 and 2003, respectively. The $0.8 million increase in expense in the third quarter of fiscal 2005 compared to the same period in fiscal 2004, was mainly due to $0.4 million of higher headcount costs and commission expense associated with higher license revenue in the third quarter of 2005. In addition, we incurred additional travel expenses of $0.1 million and trade show expenses of $0.2 million during the quarter compared to the same period in fiscal 2004. For the nine month period ended the increase in expense of $1.1 million was mainly due to increased headcount costs of $0.4 million, higher marketing expenses of $0.5 million and other net miscellaneous expenses of $0.2 million.

General and administrative

General and administrative expenses consist primarily of personnel and related headcount costs for general corporate functions, including finance and accounting, legal, human resources, as well as information system and facilities expenses not allocated to other departments. Certain information system and facilities costs are allocated to other functions based upon headcount. General and administrative expenses were $8.1 million and $3.9 million for the three months ended October 31, 2004 and 2003, respectively and $17.2 million and $10.4 million for the nine months ended October 31, 2004 and 2003, respectively. The increase in general and administrative expenses for both the three and nine month periods ended October 31, 2004 was primarily due to increases in legal fees of approximately $0.4 million and $3.0 million of additional costs for increased audit fees and Sarbanes-Oxley related compliance. The majority of these additional costs were incurred in the third quarter of fiscal 2005. In addition, we also accrued $0.8 million in severance costs during the third fiscal quarter of 2005 associated with the departure of John Little, our former Chief Executive Officer. General and administrative expenses increased as a percentage of revenues from both the three and nine month periods ended October 31, 2004 to the same periods of 2003 due to an increase in general and administrative costs in absolute dollar terms and a decrease in revenues during the same period.

Stock compensation

In November 2002, our Compensation Committee approved a plan to reprice stock options for employees (excluding our Chief Executive Officer and members of our Board of Directors). Under this repricing plan, 4,154,999 outstanding options with an exercise price greater than $3.45 per share (the closing market price on the date of repricing) were repriced to an exercise price of $3.45 per share. There were no changes to the vesting schedules of these options. These repriced options became subject to variable accounting, which requires that they be remeasured based upon the current fair market value of our common stock at the end of each accounting period until they are exercised or expire. In the nine months period ended October 31, 2004, we recorded a stock compensation benefit of $7.3 million due to the decrease in the price of our common stock during the nine months ended October 31, 2004. Total shares subject to variable accounting as of October 31, 2004 and October 31, 2003 were 1,946,943 and 3,387,403, respectively. At October 31, 2004, and for the entire three months period then ended, the fair market value of our common stock was below the repriced option exercise price of $3.45 per share. As a result, there was no stock compensation benefit or provision to record in the period.

The following table shows the amounts of stock compensation (benefit) charge that would have been recorded under the following categories had stock compensation (benefit) charge not been separately stated on the statements of operations (in thousands, unaudited):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Cost of services	$—	$652	$(1,594)	$7,353
Research and development	—	1,105	(2,702)	12,461
Sales and marketing	—	838	(2,050)	9,452
General and administrative	—	405	(992)	4,574

Total stock compensation (benefit) charge	$—	$3,000	$(7,338)	$33,840

Restructuring charge

In the quarter ended October 31, 2004, our Board of Directors approved a plan for us to combine our four separate regional sales operations and services organizations into one integrated worldwide sales and services organization. This change is to better support a focus on key customers and target markets, reduce costs and strengthen the connection between us and our customers. We expect to realize a reduction in expenses of approximately $15 - $17 million per year, beginning in fiscal year 2006.

In the quarter ended October 31, 2004, we recorded a benefit of $0.9 million. The $0.9 million benefit was primarily due to the release of provision from a prior restructuring plan in the amount of $4.6 million due to the reoccupation by Portal personnel of formerly vacated facilities, partially offset by a charge to operations of $3.7 million related to the Fiscal 2005 Plan. This charge to operations related to the fiscal 2005 plan is primarily comprised of $3.1 million in severance related expenses, $0.4 million in facilities expenses and $0.3 million in other expenses.

Restructuring benefits for the nine months ended October 31, 2004 were $0.9 million primarily resulting from a benefit from the release of previously provided for amounts from prior restructuring plans in the amount of $4.6 million, partially offset by a charge to operations of $3.7 million related to the Fiscal 2005 Plan. A first quarter of fiscal 2005 net charge of $0.4 million was largely offset by a $0.4 million benefit in the second quarter of fiscal 2005. The $0.4 million net restructuring charge in the first quarter of fiscal 2005 resulted from a $1.9 million increase in an accrual related to extending the time period we estimated one of our facilities would be vacant, primarily offset by a reduction of $1.5 million in an accrual we were relieved of in the first quarter when a bank loan guarantee for we had previously provided was paid by the borrower. The $1.9 million increase in the facilities accrual became necessary when negotiations with the landlord to terminate the related lease ended in the first quarter of fiscal 2005.

Provision (benefit) for income taxes

Our provision for income taxes was $0.7 million and $0.8 million for the three months ended October 31, 2004 and 2003, respectively, and $0.2 million and $2.0 million for the nine months ended October 31, 2004 and 2003. The income tax provision includes accruals for income tax in foreign jurisdictions and foreign withholding taxes on revenue. Foreign withholding taxes, when applicable, result from jurisdictional gross income regardless of overall consolidated profitability. We recorded net losses of $19.4 million and $15.2 million for the three months ended October 31, 2004 and 2003, respectively, and $47.9 million and $51.8 million for the nine months ended October 31, 2004 and 2003, respectively. These losses were allocated among our subsidiaries in accordance with our transfer pricing policies which we believe are in accordance with Organization for Economic Cooperation and Development (“OECD”) guidance.

We believe there is sufficient uncertainty regarding the realization of our deferred tax assets to require a valuation allowance. These factors include consideration of past operating results, the competitive nature of our market and the unpredictability of future operating results. Therefore, we continue to reserve our deferred tax assets as of October 31, 2004. We will continue to assess our ability to realize tax benefits available to us based on actual and forecasted operating results.

Net Interest and Other Income (Expense)

Our net interest and other expense for the fiscal third quarter 2005 was $1.1 million compared to net interest and other income of $0.9 million for the same period in fiscal 2004. The primary difference in reported net interest and other expense in the third quarter of fiscal 2005 compared to fiscal 2004 was due to a $1.5 million impairment of an investment in a privately held company during the third quarter of fiscal 2005. We generated interest income, net of interest expense on notes payable, of $0.3 million and $0.2 million for the third fiscal quarters of 2005 and 2004, respectively. For the nine month period ending October 31, 2004 net interest income was $0.7 million compared to $0.5 million for the same period ending October 31, 2003. Higher net interest income resulted from higher returns on invested cash balances due to a rising interest rate environment in fiscal 2005 compared to fiscal 2004, despite declining average cash balances in fiscal 2005. In addition, net foreign exchange gains/(losses) were $0.2 million and ($0.6) million compared to $0.7 million and $0.6 million for the three and nine month periods ending October 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at October 31, 2004 totaled $71.2 million, which included restricted investments of $14.2 million, compared with a balance of $98.6 million including restricted investments of $15.7 million at January 31, 2004.

We have generated net losses from operations during the past several years. Our operations have largely been funded by sales of our common stock. In fiscal 2004, we raised net proceeds of $56.0 million through the sale of common stock in a registered common stock offering. The proceeds of this stock offering have been partially used to fund our operating losses incurred in fiscal 2004 and 2005 and fund our restructuring activities. We may continue to generate operating losses in the future which may require us to raise additional capital.

We used cash totaling $24.2 million in operations during the nine months ended October 31, 2004, an increase of $4.0 million from the $20.2 million used during the same period in 2003. Net cash used in operations during the nine months ended October 31, 2004 was primarily comprised of a $47.9 million net loss, as well as a restructuring accrual of $8.5 million and stock compensation benefit of $7.3 million. This was partially offset by an increase in cash collected from accounts receivable of $13.3 million, decreases in payments related to accounts payable and accrued liabilities of $10.5 million, and an increase in deferred revenue of $9.0 million.

For the nine months ended October 31, 2004 and 2003, adjustments made for non-cash expenses or benefits, such as depreciation and amortization, stock compensation, amortization of purchased developed technology and impairment of long-lived assets amounted to $2.2 million and $41.6 million, respectively. The year over year decrease in non-cash expense adjustments is primarily a result of recording stock compensation benefits of $7.3 million for the nine months ended October 31, 2004 and stock compensation charges of $33.8 million for the nine months ended October 31, 2003.

The decrease in accounts receivable at October 31, 2004 compared to January 31, 2004 was due to a decrease in revenue and improved cash collections. The increase in accounts payable at October 31, 2004, compared to January 31, 2004 was primarily related to the timing of the accrual of contractor expense versus payment of the related invoices. The increase in deferred revenue was mainly due to engineered solutions projects that are deferred until final delivery.

Net cash provided by investing activities was $12.5 million for the nine months ended October 31, 2004; an increase of $35.5 million from the $23.0 million used in the nine months ended October 31, 2003. Net cash provided by investing activities in the nine months ended October 31, 2004 primarily reflected net investment activity in short and restricted long term investments. During the nine months ended October 31, 2004 and 2003, purchases of property and equipment amounted to $4.4 million and $4.2 million, respectively.

Net cash provided by financing activities was $1.9 million for the nine months ended October 31, 2004, a decrease of $59.6 million from the $61.5 million provided in the nine months ended October 31, 2003. The difference in net cash provided by financing activities in the nine months ended October 31, 2004 and 2003 primarily reflected the issuance of common stock related to our stock offering in September 2003.

The total future cash outlay for the restructuring plans enacted in fiscal years 2002, 2003 and the third quarter of 2005 are currently estimated to be approximately $19.5 million, which includes severance-related costs as well as lease liabilities related to the consolidation of facilities and is expected to be funded by available cash. Lease payments for impacted facilities, net of expected sublease income, are expected to be $16.8 million and are expected to be paid out through 2013.

Our working capital requirements depend on numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors. To reduce operating expenses, severance or other significant costs may be incurred. Expenses exceeded the revenues we recognized in each of the first three quarters of fiscal 2005. As a result, we will need to generate significantly higher revenues from licenses of our products and sale of our services to achieve operating profitability. In the event we are unable to offset anticipated cash usage through increasing revenue and collections, and lowering operating expenses, our cash position will continue to decline, impairing liquidity and potentially impacting our ability to fund operations. In addition, should we be required to reduce operating expenses, future severance or other significant cash related costs may be incurred in the short term. We believe that our current cash balances will be sufficient to fund our operations for the next 12 months. We may be required to raise additional funds and may do so at any time that we believe favorable market conditions exist. Additional funding, if needed, may cause dilution to our stockholders or the incurrence of debt and such funding may not be available on terms acceptable to us, or at all.

The following table summarizes our contractual obligations, including related interest charges, as of October 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands, unaudited):

Year ending January 31,	Notes payable	Total lease obligations	Total contractual obligations
2005 (remaining three months)	$35	$3,323	$3,358
2006	140	12,677	12,817
2007	140	11,474	11,614
2008	140	11,124	11,264
2009	140	11,124	11,264
Thereafter,	2,615	45,931	48,546

Total minimum payments	3,210	95,653	98,863

Less amount representing interest	(778)	—	(778)
Present value of future payments	$2,432	$95,653	$98,085

Long term notes payable represents two mortgages for property in Germany and is disclosed on the consolidated balance sheet, under the captions short term and long term notes payable. Total lease obligations shown above represent gross facilities leases and operating leases. Included in total lease obligations are gross future cash payments related to certain lease arrangements which have been included in our historical restructuring plans. The present value of such future lease payments, net of estimated sub-lease income is $16.8 million is shown under the captions current and long-term portions of accrued restructuring costs on the consolidation balance sheet. Total lease obligations, net of lease arrangements subject to restructuring programs amount to $46.4 million.

The following table summarizes our other commitments as of October 31, 2004 and the effect such commitments could have on our liquidity and cash flows in future periods if the letters of credit or the guarantees were drawn upon. Restricted investments represent the collateral for these commitments (in thousands, unaudited):

	Total	Less than 1 year	1-5 years	Over 5 years

Letters of credit	$10,296	$82	$—	$10,214
Guarantees	2,129	893	—	1,236

Total commitments	$12,425	$975	$—	$11,450

In addition to the above commitments, we accrued approximately $0.8 million of severance for Portal’s former Chief Executive Officer, who departed in third quarter of fiscal 2005.

RISKS ASSOCIATED WITH OUR BUSINESS AND FUTURE OPERATING RESULTS

Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in our securities may experience gains while others will experience losses depending on the prices at which they purchase and sell our securities. Prospective and existing investors are strongly urged to carefully consider the significant price fluctuations of our common stock and the various cautionary statements and risks set forth in this report. If one or more of these risks materializes, it is likely that the price of our common stock would be significantly affected and your investment in our company would be significantly or wholly impaired.

WE EXPECT TO INCUR ADDITIONAL LOSSES AND CANNOT BE CERTAIN THAT WE WILL BE PROFITABLE OR GENERATE POSITIVE CASH FLOW

In order to be profitable or generate positive cash flow, we must significantly increase our revenues or further reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues to attain profitability in any future period. Moreover, we have already significantly reduced our expenses through a series of restructurings and there may be a limit to our ability to further reduce expenses without significantly damaging our operational capabilities. We incurred net losses of $47.9 million for the nine months ended October 31, 2004 and $40.2 million, $72.2 million and $395.5 million for fiscal years 2004, 2003 and 2002, respectively. The decrease in capital expenditures by telecommunications companies as well as the general economic slowdown has adversely affected our revenues and will make it difficult to increase revenues until spending in our target markets increases. We also expect that we will continue to face increased competition that may make it more difficult to increase our revenues. Even if we are able to increase revenues, we have experienced and may continue to experience price competition that would lower our gross margins and reduce our ability to become profitable.

We recognize time and materials service contracts as the services are performed. Fixed price services contracts are recognized on a proportional performance basis as determined by the relationship between contract costs incurred to date and the estimated total contract costs, which are regularly reviewed during the life of the contract, subject to meeting agreed upon milestones, which have been formally accepted by the customer. In the event that a milestone has not been reached and customer acceptance has not been obtained, the associated direct costs are deferred to the extent realizable and revenue is not recognized until the milestone has been accepted by the customer. Such a change may significantly delay the timing of our revenue recognition and could decrease our revenues in the short term. An increase in the percentage of our revenues that is derived from indirect channels and from services, both of which have lower margins than our license revenues, could decrease gross margin dollars and may decrease our gross margin percentage.

For example, for the nine months ended October 31, 2004, licenses accounted for only 18.6% of our revenues while services accounted for 81.4%, which reduced our gross margin percentages. In addition, our planned expense levels for each of the fiscal quarters of fiscal 2005 exceed the revenues we generated in the fourth quarter of fiscal 2004 and each of the first three quarters of fiscal 2005. We cannot be certain that we will achieve operating or net profitability on a quarterly or annual basis. Additionally, failure to achieve a positive cash flow will continue to result in reductions in our existing cash resources.

OUR DISCLOSURE AND INTERNAL CONTROLS ARE DEFICIENT IN MANY RESPECTS AND AS A RESULT OUR BUSINESS AND ABILITY TO MAKE ACCURATE PUBLIC DISCLOSURES MAY SUFFER DRAMATICALLY.

We have discovered deficiencies, as described below, in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and referred to hereafter as our “internal controls”), and thus in our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act, and referred to hereafter as our “disclosure controls”).

On June 7, 2004, our Audit Committee received a letter from Ernst & Young LLP (“E&Y”), our independent registered public accounting firm, informing us that E&Y considers certain deficiencies to be a “material weakness” in the company’s internal controls. According to Auditing Standard No. 2 promulgated by the Public Company Accounting Oversight Board (“PCAOB”), a “material weakness” in a company’s internal controls is defined as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Auditing Standard No. 2 defines a “significant deficiency” in a company’s internal controls is an internal control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. This material weakness related to our processes for obtaining and evaluating relevant facts with respect to customer software acceptance, processing and documenting change order requests and the effect on recognition of revenue.

As part of our accounting activities during the second quarter of fiscal 2005, we identified certain errors in our financial statements for the first quarter of fiscal 2005, ending April 30, 2004 and restated our financial results for that quarter. The errors that resulted in this restatement were due to deficiencies in our internal controls and disclosure controls, in particular, internal control deficiencies in our Japan operations regarding expense controls and financial statement close processes, and a failure to identify and record all subcontractor expenses in the proper accounting period. These deficiencies constitute material weaknesses in our internal controls.

Due to these internal control and disclosure control deficiencies, our previous principal executive officers and previous chief financial officer concluded, in connection with providing their certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”) for the following quarters, that our disclosure controls and procedures were deficient and that some of these deficiencies involved material weaknesses in our internal controls:

•	our Form 10-Q for the first quarter ended April 30, 2004, filed with the SEC on June 9, 2004;

•	our Form 10-Q/A for the first quarter ended April 30, 2004 filed with the SEC on September 13, 2004; and

•	our Form 10-Q for the second quarter ended July 29, 2004 filed with the SEC on September 13, 2004.

In addition, in connection with the preparation of our financial statements and disclosures included as part of this Quarterly Report on Form 10-Q, and in connection with the assessment of our internal controls as required by Section 404 of the Sarbanes Act and rules, we identified additional material weaknesses in our internal controls. These material weaknesses involve controls and processes that were not performed or not adequately performed as a result of: (a) an insufficient number of qualified and experienced financial and accounting personnel in our finance and accounting groups (which has been exacerbated by the high attrition in our accounting and finance group); and (b) insufficient training of our employees. The consequences of the material weaknesses include the following: First, there is insufficient segregation of duties among our existing finance and accounting personnel. Second, we experienced delays and inadequate reviews in preparing our financial statements and related disclosures. Third, we experienced delays in filing our public reports with the Securities and Exchange Commission (the “SEC”). Fourth, we experienced instances where we misapplied generally accepted accounting principles. For instance, our independent auditors detected during their review that we inappropriately recorded a license transaction in revenue that should have been deferred. Some of these identified material weaknesses resulted in errors that were not identified during our normal close process and have increased the potential for errors in our financial statements. For instance, we also identified changes after issuing our third quarter fiscal 2005 preliminary financial results on February 3, 2005, such as the change in tax expenses reported in this 10-Q (for more explanation of this item see Part I, Item 2, under the heading “Changes from Preliminary Financial Information released on February 3, 2005). The error we identified in accounting and accruing for tax expenses is largely attributable to a failure to timely identify and accrue tax and tax-related expenses and is an example of inadequate reviews.

As part of our preparation for compliance with Section 404 of the Sarbanes Act and rules thereunder, management is in the process of reviewing and documenting its disclosure control and internal control processes. During the third quarter of fiscal 2005 and thereafter we continued to evaluate the effectiveness of our internal controls. Our tests indicated that a significant number of our internal controls were ineffective in design and/or operation, including:

•	controls that are not functioning as designed;

•	poor implementation of our internal controls;

•	misinterpretation of policy by our employees; and

•	an insufficient number of qualified and experienced financial and accounting personnel to ensure such internal controls are adequately performed, and;

•	accounting policies that are not clearly documented or defined or that have not been recently updated.

We have not had sufficient time to test all of our internal controls, to retest internal controls that were ineffective when initially tested in a prior period, or to evaluate all identified control deficiencies. As we continue our internal control review, we may identify additional deficiencies, including significant deficiencies or even material weaknesses, in our internal controls.

Consequently, as of the end of our third fiscal quarter on October 31, 2004, as of the end of our fiscal year on January 31, 2005, and as of the date this Form 10-Q was filed with the SEC, we had, and continue to have, multiple unremediated material weaknesses in our internal controls. Such material weaknesses involve a significant number of internal controls that are not effective and a significant number of internal controls whose effectiveness we have not had time to retest.

To address these material weaknesses, management has implemented the following changes to our internal controls:

•	to address the material weakness summarized in the letter from our auditors dated June 7, 2004, we revised our contract approval processes including training our personnel in these processes, requiring written acceptance certifications from our customers, and documenting in writing all change order requests. In addition, our policy requires that all contracts be signed by our legal department;

•	to address the material weakness related to the errors discovered during our second quarter of fiscal year 2005, we transferred certain accounting functions from Japan to our Cupertino headquarters, including accounts payable, fixed assets and payroll, and made personnel changes in our Japanese operations; and

•	to address the material weaknesses identified this quarter, we are committed to improving our controls and processes and training our employees. In addition, we continue to recruit and hire full-time employees, including experienced managers, and independent contractors to help fill the staffing deficiencies in our accounting and finance groups. However, the delay in filing this Form 10-Q has made it more difficult to retain our accounting and finance employees as they have worked arduous hours over the last several months to complete this filing. Moreover, the market to recruit experienced accounting and finance managers is challenging since such managers are in demand. Therefore, we face significant challenges in remedying these material weaknesses.

In addition, as explained in the Explanatory Note at the beginning of this Form 10-Q, we were delayed in filing this Form 10-Q in part because internal controls and processes from prior periods were deficient in that data and documentation from prior periods were not readily available. We have added to our controls and processes additional measures to maintain data and documentation in a manner that would allow it to be accessed readily in the future. However, we cannot guarantee that we will be able to readily access data and documentation for prior periods. As a result, this may cause us to incur additional expense to locate data and documentation and/or cause us to perform additional analyses and procedures. In addition to incurring additional costs, this may delay our meeting or may result in our failure to meet SEC filing requirements.

Although the actions taken above have resulted in changes in our internal controls, we have not yet had sufficient time to adequately test our remediation activities, and we may need to take further measures to remediate the material weaknesses and deficiencies in our internal controls.

In light of the material weaknesses and deficiencies in our internal controls, our CEO and CFO concluded that, as of October 31, 2004, the end of the reporting period covered by this Form 10-Q, our disclosure controls and procedures were not effective. Despite these deficiencies in our disclosure controls, management believes that there are no material inaccuracies, or omissions of material facts in this Form 10-Q. In connection with our CEO’s and CFO’s certification under Section 302 of the Sarbanes Act in this Form 10-Q, management engaged in additional due diligence after the end of the fiscal quarter to verify the accuracy of this report. This additional activity included our CFO reviewing the reconciliations of all balance sheet accounts, our finance and accounting managers each preparing certifications that he or she performed all control processes within their responsibility, or that they identified any controls that were not performed (in which case, management worked with our finance and accounting managers to verify such controls and processes were completed or that compensating controls had been performed, that there were no material inaccuracies identified or issues arising in the course of performing their control processes, or, if there were such inaccuracies or issues, that such issues were identified and addressed to the satisfaction of management).

Notwithstanding our remediation efforts to date, we cannot provide assurances that these material weaknesses and deficiencies will not result in additional delays in filing our public reports with the SEC in the future or errors in the misapplication of generally accepted accounting principles.

As indicated on the cover page of this report, we are an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, under Section 404 of the Sarbanes Act and Rule 13a-15(c) and Item 308(a) of Regulation S-K thereunder, we will be required to include in our Annual Reports on Form 10-K a report by management on the assessment of our internal controls. Moreover, under Item 308(b) of Regulation S-K and PCAOB Auditing Standard No. 2, our independent auditors must both provide an attestation report on management’s assessment of our internal controls as well as conduct their own independent audit of our internal controls. Management’s report must contain:

•	a statement of management’s responsibility for establishing and maintaining adequate internal controls;

•	a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls;

•	management’s assessment of the effectiveness of our internal controls as of the end of our most recent fiscal year, including a statement as to whether or not those internal controls are effective; and

•	a statement that our independent auditors have included in the Form 10-K an attestation report on management’s assessment of our internal controls.

These requirements must be complied with beginning with our Annual Report on Form 10-K for our fiscal year ended January 31, 2005. Since we have been unable to remediate the above-described material weaknesses by either January 31, 2005 or the date this Form 10-Q was filed, management’s report on our internal controls, to be included in our Form 10-K for our fiscal year ended January 31, 2005, will necessarily conclude that our internal controls were not effective. As a result, under Auditing Standard No. 2, our independent auditors will not be able to express an unqualified opinion on our internal controls in such Form 10-K, and will therefore need to either express an adverse opinion on our internal controls, disclaim any opinion on our internal controls, or withdraw from the engagement.

OUR REVENUES MAY CONTINUE TO BE ADVERSELY AFFECTED AS A RESULT OF ECONOMIC AND POLITICAL CONDITIONS AFFECTING OUR TARGET MARKETS

We primarily market our products and services to providers of global communications and media markets. During the past few years, the telecommunications industry has experienced a difficult economic environment. The substantial number of business failures and the decline in the market value of other technology companies in the past few years has made it more difficult for emerging communication and electronic content companies to obtain financing for their operations. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Many communications and content companies have significantly reduced their expenditures and have reduced or deferred their purchases of software and related products and the introduction of many new communication services has been delayed or cancelled. Cancellations of existing or planned services also adversely impact our potential professional service, maintenance and support revenues. Reductions in spending by these companies have resulted in intense competition for their available spending and increased price competition and reductions for products and professional services, including those provided by us and our competitors. Any general decrease by our customers and potential customers in their rate of software and network investments results in a significant decrease in our revenues and operating income. These trends in technology and software spending have and in the future may continue to dramatically impact our business. In addition, even after business conditions improve, our customers and potential customers may continue to demand price discounts and other concessions from us in order to obtain their business.

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

WE MAY INCUR LOSSES AS A RESULT OF INCURRING EXPENSES ON PROJECTS WHERE WE DO NOT HAVE A SIGNED AGREEMENT IN PLACE FROM THE CUSTOMER PRIOR TO COMMENCING WORK ON THE PROJECT

Our policy is to obtain a signed agreement from the customer prior to commencing work on projects. In some cases, however, we begin work and incur significant expenses based on an oral agreement prior to receiving an executed agreement. In the event that we devote resources and incur expenses on projects prior to receiving signed agreements, and are ultimately unable to obtain signed agreements, we may not be able to collect revenues for these services from our customers and may incur losses on these projects. In addition, we may in some cases resort to litigation to collect payments from these customers, such litigation may be expensive and time consuming, may harm our relationship with these and other customers and may not result in sufficient or any recovery by us.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS AND WE MAY FAIL TO MEET ANALYST EXPECTATIONS

Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. Factors that could cause our quarterly results to fluctuate include:

•	variations in demand for our products and services, including decreases caused by reductions in technology spending within our target markets;

•	the timing, execution, and revenue recognition of individual contracts, particularly large contracts that would materially affect our operating results in a given quarter;

•	our ability to develop and attain market acceptance of enhancements to our solution and new products and services;

•	market acceptance of new communications services offered by our customers and potential customers that our products are intended to support;

•	new product introductions by our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	announcements of new versions of our products that cause customers to postpone purchases of our current products;

•	the mix of licenses and services sold;

•	the mix of sales channels through which our products and services are sold;

•	the mix of domestic and international sales;

•	we may also experience seasonality in our business. In many software companies, the rate of growth or absolute amount revenues tends to fluctuate from quarter to quarter;

•	the variability of future stock-based compensation charges or credits as a result of our stock option re-pricing during fiscal year 2003;

•	resolution of our ineffective internal controls;

•	timely reporting of our financial statements;

•	global economic conditions generally, as well as those specific to providers of communications and content services;

•	fluctuations in foreign currency exchange rates;

•	our continued focus on increasing the number of arrangements where license and services fees are combined and payments are scheduled over an extended period as services are provided; and

•	negative perceptions of our company in connection with the current NASDAQ delisting process, and our disclosure of material weaknesses in our internal control over financial reporting.

We have difficulty predicting the volume and timing of orders for new license transactions. In any given quarter, our sales have involved, and we expect will continue to involve, large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even one license or service contract could significantly reduce our revenues, which would adversely affect our quarterly financial performance. In addition, we have often booked a large amount of our sales in the last month of the quarter and often in the last week of that month. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall substantially short of anticipated levels. Furthermore, delays in the closing of license transactions may result in a consequential delay or loss of services revenues relating to the projects for which the software would be licensed.

While a portion of our revenues each quarter is recognized from deferred revenue relating to previously signed contracts, our quarterly performance also depends upon entering into new contracts to generate revenues for that quarter. We may not be successful in entering into contracts with new or existing customers. New contracts that we enter into may not result in revenue in the quarter in which the contract is signed and we may not be able to predict accurately when revenues from these contracts will be recognized. Likewise, delays in closing service contracts have and may continue to delay recognition of related license and service revenue.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND WILL CONTINUE TO BE VOLATILE

The trading price of our common stock has fluctuated significantly in the past and will continue to fluctuate in the future. For example, the price of our common stock since our initial public offering in May 1999 has fluctuated between $419.69 and $1.15 per share on a post stock split basis. Future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

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

In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which have often been unrelated to the operating performance of these companies or our company. Decreases in the trading prices of stocks of technology companies are often precipitous. For example, the price of our stock dropped rapidly and significantly during the first quarter of fiscal 2001, the fourth quarter of fiscal 2001, the first quarter of fiscal 2002, the fourth quarter of fiscal 2004 and most recently the second quarter of 2005.

Our failure to meet SEC filing requirement (e.g., our Form 10-Q for the third quarter of fiscal 2005) may cause our stock price to decline. The risk of our not meeting our future filing requirements (e.g., our Form 10-K for fiscal 2005) may act to curtail our stock price from fully reflecting our company’s enterprise value.

OUR FAILURE TO FILE THIS FORM 10-Q FOR OUR FISCAL QUARTER ENDED OCTOBER 29, 2004 WITHIN THE LEGALLY REQUIRED TIMEFRAME, AND ANY FAILURE TO SATISFY OUR PERIODIC FILING REQUIREMENTS IN A TIMELY MANNER IN THE FUTURE, MAY CAUSE OUR COMMON STOCK TO BE DELISTED FROM THE NASDAQ STOCK MARKET AND MAY LEAD TO OTHER REGULATORY ACTION AGAINST THE COMPANY

The NASDAQ Stock Market (“NASDAQ”) requires, as a condition of continued listing, that all periodic reports be timely filed with the SEC. On December 14, 2004, we notified NASDAQ that we were not in compliance with this requirement because of the delayed filing of our Quarterly Report on Form 10-Q for the quarter ended October 29, 2004 and, on December 21, 2004, NASDAQ notified us that because of our delayed filing our common stock is subject to delisting. On December 27, 2004, we requested an oral hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to appeal the possible delisting. The hearing was held on January 27, 2005. By decision dated February 18, 2005, the Panel determined to continue the listing of our common stock on The NASDAQ National Market pursuant to an exception to the filing requirement. The Panel’s decision required us, among other things, to file our Form 10-Q for the quarter ended October 29, 2004 on or before March 17, 2005. On March 17, 2005, we requested an extension to April 17, 2005 to file our late Form 10-Q.

By letter dated March 22, 2005, the Panel determined to continue the listing of our common stock on The NASDAQ National Market, pursuant to the following amended exception:

•	We were required to file this Form 10-Q on or before April 17, 2005.

•	On or before May 31, 2005, we must file our Form 10-K for our fiscal year ended January 31, 2005.

•	In addition, the Panel believed that the circumstances surrounding the late filing and request for extension merit the application of additional and more stringent criteria. As such, the Panel determined to further condition our continued listing upon the following: We must timely file all periodic reports with the SEC and NASDAQ for all reporting periods ending on or before May 31, 2006. If, during this “monitoring period,” we should fail to make any filing in a timely manner or otherwise fail to satisfy any other requirement for continued listing after the initial term of the exception outlined above (i.e., after May 31, 2005), the Panel will promptly conduct a hearing with respect to such failure. The Panel will thereafter render a determination with respect to our continued listing on the NASDAQ Stock Market, which could result in the delisting of our common stock from NASDAQ.

The March 22 letter also indicated that the filing of a Form 12b-25 extension request with the SEC would not result in an automatic extension of the deadlines set forth in this exception. The letter further indicated that in order to fully comply with the terms of this exception, we must be able to demonstrate compliance with all requirements for continued listing on NASDAQ. If we are unable to do so, our common stock will be delisted from NASDAQ. The Panel reserved the right to reconsider the terms of the exception based on any event, condition or circumstance that exists or develops in the meantime that would, in the opinion of the Panel, make continued listing of our common stock on NASDAQ inadvisable or unwarranted.

Although we have now filed this Form 10-Q, we cannot be certain that the Panel will allow our common stock to continue to be listed on NASDAQ. We believe, due principally to the material weaknesses in our internal control over financial reporting and related delays in our filings with the SEC and NASDAQ to date, that it will be necessary for us to seek an additional extension period from NASDAQ with respect to the filing of our Form 10-K for our fiscal year ended January 28, 2005 (i.e., seek an extension beyond the May 31, 2005 date indicated by the Panel in its letter of March 22, 2005) and with respect to the filing of our quarterly report on Form 10-Q for our first fiscal quarter ending April 29, 2005. There can be no guarantee that the Panel would grant such additional requests, and if they do grant extensions, the extensions may not be as long as we might need. If we are unable to secure additional extensions for such reports, our stock would be delisted from NASDAQ.

The delisting of our common stock would significantly disrupt the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our securities. Delisting may also preclude us from using certain state securities laws exemptions, which could make it more difficult and expensive for us to raise capital in the future.

In addition to the possibility of being delisted from NASDAQ, we also face the possibility of inquiry or action by government regulators, including the SEC, in connection with the delay in filing this Form 10-Q, any failure to make required filings in a timely manner in the future, as well as the material weaknesses and internal control deficiencies which contributed to these delays.

THE MARKETS IN WHICH WE SELL OUR PRODUCT ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

We compete in markets that are intensely competitive and rapidly changing. We face competition from providers of customer management and billing software, such as Amdocs Ltd., Convergys Corporation and CSG Systems International, Inc. and we also compete with systems integrators and with internal information technology departments of larger communications providers. Most of our current principal competitors have significantly more personnel and greater financial, technical, marketing and other resources than we have. Many of our competitors also have more diversified businesses; established reputations in particular market segments, larger customer bases and are not as dependent on customers in our target market. Our restatement of our financial results for our first quarter of fiscal 2005 may also make it more difficult for us to engage new customers or retain business from our existing customers as these customers and potential customers may question our accounting practices, financial viability and reputation.

Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Intense competition has recently been exemplified by deep price discounting by our competitors that has resulted in a lengthening of our sales cycles and price reductions and may threaten our ability to close forecasted business. Additionally, our financial strength or that of a competitor is a significant factor considered by many potential customers in their vendor selections. Because many of our competitors have greater financial resources than we do, this can harm our ability to generate business. Increased competition can result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would harm our business.

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

A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, affiliates majority-owned by Vodafone, as publicly reported by Vodafone, accounted for 26% and 29% of our total revenue recognized during the nine months ended October 31, 2004 and 2003, respectively. One majority owned Vodafone affiliate, Vodafone Italia (formerly Vodafone Omnitel), accounted for 11% of our total revenues during the nine months ended October 31, 2003. No other customer accounted for more than 10% of revenues during the nine months ended October 31, 2004 or October 31, 2003. As a result, if we lose a major customer or a large contract is cancelled or deferred or an anticipated contract does not materialize, our business could be significantly harmed. Our total revenues could also be adversely affected if revenues from a significant customer in one period are not replaced with revenues from that customer or other customers in subsequent periods. The telecommunication and information service provider industries we have targeted are consolidating, which could reduce the number of potential customers available to us. Moreover, many of our customers may have purchased sufficient quantities of our products to satisfy their current or anticipated requirements. A few of our large telecommunications customers own or have an interest in companies in numerous countries and to varying degrees may control or influence the buying decisions of those affiliated companies. In the event one customer decides not to purchase our products, or delays occur in purchasing our products or services or solutions, the decision may adversely affect our ability to market our products and services to that company’s affiliates, which may be existing or potential customers of ours. Because there are a limited number of customers and competition for them is intense, these customers have substantial bargaining power to negotiate terms and conditions favorable to the customer. Any of the foregoing could cause our business to suffer in the future.

IT IS DIFFICULT TO PREDICT THE TIMING OF INDIVIDUAL ORDERS AND REVENUES BECAUSE OUR SOLUTION HAS COMPLEX, LONG AND VARIABLE SALES CYCLES AND IMPLEMENTATION PERIODS; IF WE ARE UNABLE TO CONSISTENTLY PREDICT THE TIMING AND AMOUNT OF OUR REVENUE, OUR PROFITABILITY AND CASH FLOW COULD BE MATERIALLY AND ADVERSELY IMPACTED

The sales cycle for our solution varies greatly, generally ranging between 4 and 12 months. Our sales cycles have recently lengthened as we have further targeted Tier 1 communications providers, the competitive environment has become more intense, the financial position of some of our potential customers has weakened and price discounting has further delayed customer decision processes. Our sales cycles are also typically longer with larger customers such as national and international telecommunications companies. Along with systems integrators and our other distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our solution. Often this will result in the expenditure of significant pre-sales expenses, including commencement of work prior to completion of a definitive customer agreement. Many times the chief executive officer or even the Board of Directors of a potential customer is involved in the procurement decision, which can further lengthen the sales cycle. Customers increasingly require vendors to perform proof of concept projects and performance benchmarks as a part of the sales cycles. These tests can further lengthen sales cycles and increase our sales costs. The long sales and implementation cycles for our solution make it more difficult to predict our future financial results and may cause license revenues and operating results to vary significantly from period to period.

Even after our customers purchase a solution, they tend to deploy slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy our solution. The length of time to implement and deploy systems involving our solution has and may continue to have an impact on the timing and amount of revenues ultimately received from customers, particularly if payments are tied to implementation or production milestones. For example, in the third quarter of fiscal year 2004 and the first six months of fiscal year 2005, failure to obtain acceptance of certain milestones during a particular quarter reduced the amount of revenue recognizable during that quarter. In addition, in certain cases, we cannot recognize revenues from that customer until the customer has confirmed acceptance of deliverables as set forth in our agreement with that customer. Customers may refuse to provide, or delay providing, acceptance because they do not believe that we have complied with all of our obligations, due to internal policies and procedures, or for other reasons, some of which are outside of our control, where failure or delay prevents us from recognizing revenues in a particular period or at all. As a result, the revenues derived from a sale may not be recognized immediately and could be spread over an extended period. As a result, an increase in the period of time over which revenue is recognized may cause a decline in the amount of revenues in the short term.

FAILURE TO SUCCESSFULLY OR TIMELY IMPLEMENT SOLUTIONS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS AND PROSPECTS

The implementation of our solutions often has been and likely will continue to be complex, lengthy and expensive. Delays or other issues associated with the successful completion of such projects have and may continue to result in adverse consequences. These issues may include, but are not limited to:

•	commencing projects without fully understanding the customer’s requirements and entering into contracts without having completed an appropriate due diligence business, legal, and finance review;

•	commencing projects prior to execution of a definitive agreement with the customer;

•	commencing work without having mutually agreed-upon detailed functional specifications for the project;

•	inability to properly scope or manage solution projects;

•	inability to manage changes in project requirements;

•	inability to accurately predict the resources and cost necessary to complete a project;

•	inability to staff resources of appropriate experience, quality or quantity;

•	delays in invoicing;

•	issues arising from customer’s unwitting use of nonstandard configurations;

•	customer’s highly customized environment making it difficult to reproduce errors; and

•	complex implementations hindering of system performance.

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

RAPID CHANGES IN DEMAND FOR OUR SERVICES CAN INCREASE OUR COSTS AND ADVERSELY AFFECT OUR MARGINS AND PROFITABILITY

Services contracts have and may continue to require that we rapidly provide qualified consulting personnel in particular locations. In addition, such personnel may be required to have particular language abilities and technical skills. Recruitment and training of qualified personnel can take significant time and expense. To meet rapidly changing requirements for personnel, we may need to relocate personnel from one geographic area to another which can result in increased costs. In some cases, we may choose to satisfy resource requirements by retaining subcontractors where the cost may exceed the cost of using our employees. In addition, we may experience declines in the rates we are able to charge customers in certain locations due to local market conditions and competitive factors. All these factors and others as well, have and may continue to increase the costs of performing services and reduce margins for services. Failure to provide adequate consulting services to our customers could result in loss of revenue, damaged customer relationships or financial penalties. As a result, if we experience difficulties in managing the size, location and availability of our services workforce, our revenues, profitability and business will suffer.

WE MUST SUCCESSFULLY PLAN AND MANAGE CHANGES IN THE SIZE OF OUR OPERATIONS

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We have experienced rapid changes in our number of employees in recent years. Based on customer demand or other needs of the business, we may need to engage additional employees and contractors, including those in our India operations. During this most recent quarter, we announced a significant restructuring, in part to centralize management of our business. In connection with this restructure, we appointed a new Vice President of Sales. In addition to this change, during the quarter, we also appointed a new CEO. Shortly after the end of this quarter, we announced the appointment of a new CFO. If we are unable to successfully manage these changes, or if our new CEO, CFO, or VP Sales are unable to successfully manage or lead the business, our business will suffer dramatically. If we are unable to successfully manage the transition of this change or our business activities after this change, our business will suffer dramatically. These changes and reorganizations and realignment of personnel have placed, and our anticipated future operations will continue to place, a significant strain on our management resources and our ability to train and allocate sufficient personnel resources to achieve our objectives. Failure to effectively manage the size, location and availability of our employees, including our services and program management workforce, could adversely affect our services revenues, profitability and/or customer relationships. We expect that we will need to continue to maintain and strengthen our financial, personnel, and managerial controls and reporting systems and procedures and will need to continue to recruit, train and manage our worldwide workforce.

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

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL

We will continue to hire sales, accounting and finance, support, marketing and administrative personnel as needed. In addition, we plan to continue to increase the number of research and development personnel we employ or contract with in India and Cupertino. We may not be able to attract, assimilate or retain highly qualified personnel in the future. In particular, our financial success and our ability to increase revenues in the future depend considerably upon the productivity of our direct sales force that has historically generated a majority of our license revenues. This productivity will depend to a large degree on our success in recruiting, training and retaining qualified direct salespeople. Our business will be harmed if we fail to hire or retain qualified personnel, or if newly hired employees, particularly salespeople, fail to develop the necessary sales skills or develop these skills more slowly than we anticipate. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel in general. In particular, our future success depends on our ability to attract and retain qualified service managers who are adept at engaging customers to understand their requirements in order to properly quote fixed price bids. Our future success also depends on our ability to attract and retain qualified project managers who are adept at monitoring and managing our ability to meet delivery milestones, including changes in project assumptions, dependencies, responsibilities, and requirements and their impact on our delivery obligations, costs, project profitability, and long-term customer success. During this most recent quarter, we announced a significant restructuring, in part to centralize management of our business. This restructuring has made and may continue to make it difficult to retain key employees. If we are unable to successfully manage this restructure and retain key employees, our business will suffer dramatically.

Furthermore, the delay in filing this 10-Q has made it more difficult to retain employees and, hence, has caused additional turnover. The risk of increased employee attrition is heightened in connection with our expected request to ask NASDAQ for additional time to file our annual report on Form 10-K for the year ended January 28, 2005, and our quarterly Form 10-Q for the quarter ended April 29, 2005. This risk is especially acute in our accounting and finance department which has worked arduous hours over the last several months to complete this Form 10-Q. Moreover, the market to recruit experienced accounting and finance managers is challenging since such managers are in demand. If we are unable to successfully retain our employees, our business will suffer dramatically.

WE ALSO USE SYSTEMS INTEGRATORS AND OTHER STRATEGIC RELATIONSHIPS TO IMPLEMENT AND SELL THE PORTAL SOLUTION

We have entered into relationships with third-party systems integrators, as well as with hardware platform and software applications developers and service providers. We have derived, and anticipate that we will continue to derive, some portion of our market opportunities and revenues from these relationships. Our gross margins are typically lower on sales through these third parties than our direct sales. Many of these partners also work with competing software companies and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing and resale of our products versus the products of others. We may not be able to enter into additional, or maintain our existing, strategic relationships on commercially reasonable terms, or at all. Our agreements with these parties typically are in the form of nonexclusive referral fee or reseller agreements that are effective for a limited period of time and may be renewed only by mutual agreement of both parties. Therefore, there is no guarantee that any single party will continue to market our products. We could lose sales opportunities if we fail to work effectively with these parties or fail to grow our base of market and platform partners. We may also be at a serious competitive disadvantage if we fail to maintain and enhance these indirect sales channels. Complex solutions are often comprised of deliverables from us and other third parties such as systems integration partners and third party hardware and software suppliers. Delays or delivery failures by systems integrators and other third party suppliers or our customers could delay the delivery or acceptance of our deliverables or project milestones and thereby impair or delay our ability to recognize associated revenue.

FIXED PRICE SERVICES ENGAGEMENTS MAY ADVERSELY IMPACT OUR PROFITABILITY AND THE TIMING OF OUR REVENUE IF WE FAIL TO COMPLETE THEM WITHIN THE ESTIMATED BUDGET AND ESTIMATED TIMEFRAME

We perform many of our professional services engagements on a fixed price basis. Delays or other problems associated with the successful completion of fixed price projects have resulted and could continue to result in the need to provide additional services and could result in our having to apply different accounting standards and methodologies such as completed contract accounting. Associated risks may include, but are not limited to:

•	failure to adequately scope out project requirements or commencing projects without fully understanding the customer’s requirements;

•	commencing work without having mutually agreed detailed functional specifications for the project;

•	failure to appropriately manage changes in project requirements; and

•	limited staff resources of appropriate experience, quality or in sufficient quantity.

If the project requires more labor or products than was estimated by us in determining the fixed price agreed to with the customer, our margins and profitability could be harmed. In addition, failure to complete services as required or to obtain written acceptance of completed milestones may result in deferral of revenue until such completion or acceptance occurs and has caused, and may continue to cause, revenues to be recognized in periods other than as initially expected or forecast.

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

IF WE FAIL TO RELEASE PRODUCTS ON TIME OR DELIVER SOLUTIONS ON TIME, OUR BUSINESS WILL SUFFER

In the past we have failed to release certain new products and upgrades on time and an increasing number of customers are requesting us to provide engineered solutions to them to enhance the capability of our products. These delays may result in:

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

OUR OPERATING PLANS RELY ON OUR ABILITY TO SUCCESSFULLY MANAGE THE SIZE AND SCOPE OF OUR OPERATIONS IN INDIA WHICH MAY ADVERSELY AFFECT OUR OPERATIONS

In fiscal 2003 we opened an engineering center in Bangalore, India. In fiscal 2004 we significantly increased the size of this organization and expanded its scope. At October 31, 2004, we had approximately 39 employees and 360 full-time personnel provided by an independent contracting firm at this facility. This organization is an important component of our strategy to address the business needs of our customers, increase our revenues and achieve profitability. A portion of the personnel in this organization are our employees but a substantial majority of the personnel is provided through an independent contractor. The success of this operation will depend on our ability and our independent contractor’s ability to attract, train, assimilate and retain sufficient highly qualified personnel when necessary. A disruption of our relationship with the independent contractor would adversely impact the effectiveness of the India organization and could adversely affect our operations and financial results. Failure to effectively manage and integrate these operations will harm our business and financial results.

OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MUCH MORE SUSCEPTIBLE TO RISKS FROM INTERNATIONAL OPERATIONS

For the nine months ended October 31, 2004 and for fiscal 2004 and 2003, we derived approximately 85%, 76% and 69% of our revenue, respectively, from sales outside North America. We face certain risks from doing business internationally, including, among others:

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

We currently have a presence in a number of foreign locations including Australia, China, France, Germany, India, Italy, Japan, Malaysia, Poland, Spain, and the United Kingdom and may establish additional facilities in other parts of the world. Expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. We cannot be certain that our investments in establishing facilities in these or other countries will produce desired levels of revenue.

Historically, we have typically denominated most of our international license revenues in U.S. dollars. Commencing in fiscal 2003, we denominated a larger number of international transactions in euros and certain other currencies when compared to the prior year (see also “Impact of Foreign Currency Rate Changes” in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” below). As a result, we will face greater exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could harm our financial position and results of operations. In order to reduce the effect of foreign currency fluctuations, we may hedge our exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. Failure to effectively hedge foreign currency fluctuations could harm our financial results. To date we have not entered into any hedging transactions.

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

We must periodically acquire and dispose of our office facilities in various locations as the number of existing and projected employees changes for those locations or as existing leases expire. Securing and building out facilities takes significant lead-time. Historically, because of the need to satisfy projected future expansion, the amount of space we leased was generally more than the amount required at the time. Our significant office leases have terms of between 5 and 20 years. As a result, we frequently attempt to sublease the portions of leased facilities that we have leased but do not currently need. In addition, our reductions in our workforce undertaken over the past two years have substantially reduced our facilities requirements in several locations. As a result, we are attempting to sublease the facilities that we have previously leased but do not currently need or to negotiate reductions in our rent obligations relating to those facilities or cancellations of the applicable leases. We have leased approximately 235,000 square feet for our headquarters facilities in Cupertino, California through 2010. The amounts leased significantly exceed our current requirements. We have subleased approximately 95,000 square feet within the smaller of these two facilities, for several years at current market rates. This leaves approximately 27% of our headquarters building vacant. There is currently a large amount of vacant commercial real estate in the San Francisco Bay Area and in other locations where we have facilities. Moreover, currently prevailing rental rates in many locations, including the San Francisco Bay Area, are significantly lower than those that we are obligated to pay under the leases. We may therefore continue to encounter significant difficulties or delays in subleasing our surplus space and will likely not be able to sublease it for rents equal to those that we are obligated to pay.

To the extent that we are unable to renegotiate the terms or cancel the applicable leases or to sublease this and other surplus space at an amount equal to or greater than our rent obligations for that space or to the extent sub lessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we initially anticipated or included within accrued restructuring charges. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and significantly adversely affect our financial results for that period. Cancellations of leases will likely result in a significant expenditure of cash and cause us to incur additional restructuring charges. Furthermore, our inability to sublease such space may adversely affect our planned uses of cash and our capital resources. Moreover, we have reduced the amount of the facilities restructuring charges we accrued by the estimated amount of sublease income. The assumptions we have made were based on the then current market conditions, as of each reporting period, in the various areas where we have vacant space. These market conditions can fluctuate greatly, thus causing our accrual to be inaccurate. If, in future periods, it is determined that we have over-accrued for restructuring charges related to the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our financial statements in the period this was determined. Conversely, if it is determined that our accrual is insufficient, an additional charge would have a significant unfavorable impact on our financial statements in the period this was determined.

IF THE MARKET FOR OUR PRODUCTS DOES NOT IMPROVE, WE MAY BE FORCED TO INCUR ADDITIONAL RESTRUCTURING CHARGES WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL RESULTS

During the third quarter ending October 31, 2004 and for the fiscal years ended January 31, 2003 and 2002 we incurred charges of $3.7 million, $36.5 million and $71.0 million respectively, in connection with restructuring plans implemented to reduce our cost structure. These restructuring plans were implemented in response to the continued global deferral of capital expenditures by telecommunications companies, as well as the general downturn in the economy. Further, the restructuring during the third quarter ending October 31, 2004 was also the result of us moving from a decentralized regional general manager model to a centralized worldwide integrated sales and services model. We combined our four separate regional sales operations and four separate regional services organizations into one integrated worldwide sales and services organization. If the poor market environment for telecommunications and content service providers continues and capital expenditures continue to be deferred or our business otherwise continues to suffer, or if we are unable to manage our business effectively after the restructuring which occurred during this third quarter, we may implement additional restructuring plans to further reduce our cost structure and incur additional restructuring charges. These restructuring plans may not achieve the desired benefits. Any additional restructuring charges could have a material adverse effect on our financial results.

ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS AND MANAGEMENT DUE TO DIFFICULTIES IN ASSIMILATING PERSONNEL AND OPERATIONS WHICH COULD HARM OUR PROFITABILITY

We may make acquisitions or investments in other companies, products or technologies. If we make any acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, and retain and motivate key personnel from the acquired businesses. If we fail in these efforts, we may be unable to maintain uniform standards, controls, procedures and policies. Similarly, acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. The issuance of equity securities for any acquisition could be dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

OUR HISTORICAL AND CURRENT REVENUES AND EARNINGS COULD BE ADVERSELY AFFECTED AS A RESULT OF FUTURE CHANGES IN THE RULES AND INTERPRETATIONS OF THOSE RULES BY THE SEC AND OTHER ACCOUNTING AUTHORITIES AS WELL AS POLITICAL RESPONSES TO THE RULES PROMULGATION PROCESS

Over the past several years, the American Institute of Certified Public Accountants (“AICPA”) has issued Statement of Position (“SOP”) 97-2, Software Revenue Recognition and SOP 98-9 Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. In addition, in December 2003, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 104 (“SAB 104”) Revenue Recognition which explains how the SEC staff believes existing revenue recognition rules should be applied to or interpreted for transactions not specifically addressed by existing rules. These standards address software revenue recognition matters from a conceptual level and include implementation guidance. The issuance of new interpretations by the SEC or AICPA, could lead to unanticipated reductions in recognized revenue. They could also drive significant adjustments to our business practices, including the terms of our agreements with our customers, which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations.

In addition, we currently account for the issuance of stock options under APB 25, Accounting for Stock Issued to Employees. Certain proposals related to treating the grant of an employee stock option as an expense are currently under consideration by accounting standards organizations and governmental authorities. If such proposals are adopted, our earnings could be negatively impacted. As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay them.

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

We are currently a party to a number of securities litigation class action lawsuits that are described in detail below in “Part II, Item 1. Legal Proceedings”. These legal proceedings will be expensive to conduct, and if determined adversely to us, could result in our payment of significant damages, which would harm our business and financial condition.

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

The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for our investment portfolios. This table does not include cash because cash is not subject to market risk (in thousands, except weighted average yields, unaudited).

	Maturing Within 1 Year	Maturing Within 2 Years	Total
As of October 31, 2004:
Cash Equivalents	$11,311	$—	$11,311
Weighted Average Yield	1.59%	—	1.59%
Investments	34,266	2,930	37,196
Weighted Average Yield	1.82%	0.99%	1.75%

Total Portfolio	$45,577	$2,930	$48,507
Weighted Average Yield	1.76%	0.99%	1.71%

Impact of foreign currency rate changes

During the first six months of the nine month period ending October 31, 2004 the U.S. dollar strengthened against most local currencies of our international subsidiaries. However, during the last three months of the nine month period ending October 31, 2004 the U.S. dollar has weakened against most local currencies of our international subsidiaries. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have a significant impact on our results. For the nine months ended October 31, 2004, we recorded $0.6 million in foreign exchange losses as a result of re-measuring foreign denominated accounts to the functional currency. To date, we have not engaged in foreign currency hedging.

As a global concern, we anticipate that our sales outside the United States will increasingly be denominated in foreign currencies. In such event, we will face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

We have discovered deficiencies, as described below, in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and referred to hereafter as our “internal controls”), and thus in our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act, and referred to hereafter as our “disclosure controls”).

On June 7, 2004, our Audit Committee received a letter from Ernst & Young LLP (“E&Y”), our independent registered public accounting firm, informing us that E&Y considers there to be a “material weakness” in the company’s internal controls. According to Auditing Standard No. 2 promulgated by the Public Company Accounting Oversight Board (“PCAOB”), a “material weakness” in a company’s internal controls is defined as a significant deficiency in internal control that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness related to our processes for obtaining and evaluating relevant facts with respect to customer software acceptance, processing and documenting change order requests and the effect on recognition of revenue.

As part of our accounting activities during the second quarter of fiscal 2005, we identified certain errors in our financial statements for the first quarter of fiscal 2005, ending April 30, 2004 and restated our financial results for that quarter. The errors that resulted in this restatement were due to deficiencies in our internal controls and disclosure controls, in particular, internal control deficiencies in our Japan operations regarding expense controls and financial statement close processes, and a failure to identify and record all subcontractor expenses in the proper accounting period. These deficiencies constitute material weaknesses in our internal controls.

Due to these internal control and disclosure control deficiencies, our previous principal executive officers and previous chief financial officer concluded, in connection with providing their certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Act”) for the following quarters, that our disclosure controls and procedures were deficient and that some of these deficiencies involved material weaknesses in our internal controls:

•	our Form 10-Q for the first quarter ended April 30, 2004, filed with the SEC on June 9, 2004;

•	our Form 10-Q/A for the first quarter ended April 30, 2004 filed with the SEC on September 13, 2004; and

•	our Form 10-Q for the second quarter ended July 29, 2004 filed with the SEC on September 13, 2004.

In addition, in connection with the preparation of our financial statements and disclosures included as part of this Quarterly Report on Form 10-Q, and in connection with the assessment of our internal controls as required by Section 404 of the Sarbanes Act and rules, we identified additional material weaknesses in our internal controls. These material weaknesses involve controls and processes that were not performed or not adequately performed as a result of: (a) an insufficient number of qualified and experienced financial and accounting personnel in our finance and accounting groups (which has been exacerbated by the high attrition in our accounting and finance group); and (b) insufficient training of our employees. The consequences of the material weaknesses include the following: First, there is insufficient segregation of duties among our existing finance and accounting personnel. Second, we experienced delays and inadequate reviews in preparing our financial statements and related disclosures. Third, we experienced delays in filing our public reports with the Securities and Exchange Commission (the “SEC”). Fourth, we experienced instances where we misapplied generally accepted accounting principles. For instance, our independent auditors detected during their review that we inappropriately recorded a license transaction in revenue that should have been deferred. Some of these identified material weaknesses resulted in errors that were not identified during our normal close process and have increased the potential for errors in our financial statements. For instance, we also identified changes after issuing our third quarter fiscal 2005 preliminary financial results on February 3, 2005, such as the change in tax expenses reported in this 10-Q (for more explanation of this item see Part I, Item 2, under the heading “Changes from Preliminary Financial Information released on February 3, 2005). The error we identified in accounting and accruing for tax expenses is largely attributable to a failure to timely identify and accrue tax and tax-related expenses and is an example of inadequate reviews.

As part of our preparation for compliance with Section 404 of the Sarbanes Act and rules there under, management is in the process of reviewing and documenting its disclosure control and internal control processes. During the third quarter of fiscal 2005 and thereafter we continued to evaluate the effectiveness of our internal controls. Our tests indicated that a significant number of our internal controls were ineffective in design and/or operation, including:

•	controls that are not functioning as designed;

•	poor implementation of our internal controls;

•	misinterpretation of policy by our employees; and

•	an insufficient number of qualified and experienced financial and accounting personnel to ensure such internal controls are adequately performed, and;

•	accounting policies that are not clearly documented or defined or that have not been recently updated.

We have not had sufficient time to test all of our internal controls, to retest internal controls that were ineffective when initially tested in a prior period, or to evaluate all identified control deficiencies. As we continue our internal control review, we may identify additional deficiencies, including significant deficiencies or even material weaknesses, in our internal controls.

Consequently, as of the end of our third fiscal quarter on October 31, 2004, as of the end of our fiscal year on January 31, 2005, and as of the date this Form 10-Q was filed with the SEC, we had, and continue to have, multiple unremediated material weaknesses in our internal controls. Such material weaknesses involve a significant number of internal controls that are not effective and a significant number of internal controls whose effectiveness we have not had time to retest.

To address these material weaknesses, management has implemented the following changes to our internal controls:

•	to address the material weakness summarized in the letter from our auditors dated June 7, 2004, we revised our contract approval processes including training our personnel in these processes, requiring written acceptance certifications from our customers, and documenting in writing all change order requests. In addition, our policy requires that all contracts be signed by our legal department;

•	to address the material weakness related to the errors discovered during our second quarter of fiscal year 2005, we transferred certain accounting functions from Japan to our Cupertino headquarters, including accounts payable, fixed assets and payroll, and made personnel changes in our Japanese operations; and

•	to address the material weaknesses identified this quarter, we are committed to improving our controls and processes and training our employees. In addition, we continue to recruit and hire full-time employees, including experienced managers, and independent contractors to help fill the staffing deficiencies in our accounting and finance groups. However, the delay in filing this Form 10-Q has made it more difficult to retain our accounting and finance employees as they have worked arduous hours over the last several months to complete this filing. Moreover, the market to recruit experienced accounting and finance managers is challenging since such managers are in demand. Therefore, we face significant challenges in remedying these material weaknesses.

In addition, as explained in the Explanatory Note at the beginning of this Form 10-Q, we were delayed in filing this Form 10-Q in part because internal controls and processes from prior periods were deficient in that data and documentation from prior periods were not readily available. We have added to our controls and processes additional measures to maintain data and documentation in a manner that would allow it to be accessed readily in the future. However, we cannot guarantee that we will be able to readily access data and documentation for prior periods. As a result, this may cause us to incur additional expense to locate data and documentation and/or cause us to perform additional analyses and procedures. In addition to incurring additional costs, this may delay our meeting or may result in our failure to meet SEC filing requirements.

Although the actions taken above have resulted in changes in our internal controls, we have not yet had sufficient time to adequately test our remediation activities, and we may need to take further measures to remediate the material weaknesses and deficiencies in our internal controls.

In light of the material weaknesses and deficiencies in our internal controls, our CEO and CFO concluded that, as of October 31, 2004, the end of the reporting period covered by this Form 10-Q, our disclosure controls and procedures were not effective. Despite these deficiencies in our disclosure controls, management believes that there are no material inaccuracies, or omissions of material facts in this Form 10-Q. In connection with our CEO’s and CFO’s certification under Section 302 of the Sarbanes Act in this Form 10-Q, management engaged in additional due diligence after the end of the fiscal quarter to verify the accuracy of this report. This additional activity included our CFO reviewing the reconciliations of all balance sheet accounts, our finance and accounting managers each preparing certifications that he or she performed all control processes within their responsibility, or that they identified any controls that were not performed (in which case, management worked with our finance and accounting managers to verify such controls and processes were completed or that compensating controls had been performed, that there were no material inaccuracies identified or issues arising in the course of performing their control processes, or, if there were such inaccuracies or issues, that such issues were identified and addressed to the satisfaction of management).

Notwithstanding our remediation efforts to date, we cannot provide assurances that these material weaknesses and deficiencies will not result in additional delays in filing our public reports with the SEC in the future or errors in the misapplication of our policies or generally accepted accounting principles.

As indicated on the cover page of this report, we are an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, under Section 404 of the Sarbanes Act and Rule 13a-15(c) and Item 308(a) of Regulation S-K thereunder, we will be required to include in our Annual Reports on Form 10-K a report by management on the assessment of our internal controls. Moreover, under Item 308(b) of Regulation S-K and PCAOB Auditing Standard No. 2, our independent auditors must both provide an attestation report on management’s assessment of our internal controls as well as conduct their own independent audit of our internal controls. Management’s report must contain:

•	a statement of management’s responsibility for establishing and maintaining adequate internal controls;

•	a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls;

•	management’s assessment of the effectiveness of our internal controls as of the end of our most recent fiscal year, including a statement as to whether or not those internal controls are effective; and

•	a statement that our independent auditors have included in the Form 10-K an attestation report on management’s assessment of our internal controls.

These requirements must be complied with beginning with our Annual Report on Form 10-K for our fiscal year ended January 31, 2005. Since we have been unable to remediate the above-described material weaknesses by either January 31, 2005 or the date this Form 10-Q was filed, management’s report on our internal controls, to be included in our Form 10-K for our fiscal year ended January 31, 2005, will necessarily conclude that our internal controls were not effective. As a result, under Auditing Standard No. 2, our independent auditors will not be able to express an unqualified opinion on our internal controls in such Form 10-K, and will therefore need to either express an adverse opinion on our internal controls, disclaim any opinion on our internal controls, or withdraw from the engagement.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 9, 2001, a purported class action complaint was filed in the Federal District Court Southern District of New York against Portal, certain of its officers and several underwriters of the our initial public offering (“IPO”). The lawsuit alleges violations of Section 11 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934, as amended, arising from alleged improprieties by the underwriters in connection with our 1999 IPO and follow-on public offering, and claims to be on behalf of all persons who purchased Portal shares from May 5, 1999 through December 6, 2000. Four additional nearly identical class actions were also filed in July and August 2001 based on essentially the same facts and allegations. Specifically, the complaints allege the underwriters charged certain of their customers fees in excess of those disclosed in the prospectus and engaged in certain allegedly improper activities in connection with the distribution of the IPO shares. The complaint was subsequently amended to allege similar claims with respect to our secondary public offering in September 1999.

The cases have been consolidated into a single action, and a consolidated complaint was filed on April 19, 2002. These actions are part of the IPO Securities Litigation against approximately 300 issuers and nearly 55 underwriters alleging claims virtually identical to those alleged against us. The action seeks damages in an unspecified amount. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions has been denied.

On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Portal case. We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of our company and the individual defendants for the conduct alleged in the action to be wrongful.

We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. Pursuant to those agreements Portal’s insurers would participate in an undertaking to guarantee a minimum recovery by the plaintiffs. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Portal to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance.

Therefore, we do not expect that the settlement will involve any payment by Portal. Based on the amount of Portal’s insurance and agreement of the insurers to cover legal expenses after June 1, 2003, Portal does not anticipate additional expenses or liability if the settlement is approved. We are currently not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Portal’s insurance carriers should arise, Portal’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuer and plaintiffs have negotiated a revised settlement agreement consistent with the court’s opinion and are in the process of obtaining approval from the approximately 300 issuer defendants and individuals associated with those issuers. The parties must submit a revised settlement to the court by May 2, 2005. The underwriter defendants will have until May 16, 2005 to object to the revised settlement agreement. There is no assurance that the court will grant final approval to the settlement.

On November 13, 2003 Portal announced that its results for the quarter ended October 31, 2003 would be lower than previously estimated. On November 20, 2003 a purported class action complaint was filed in the United States District Court for the Northern District of California against Portal, and certain of its officers and directors. The lawsuit claims to be on behalf of all persons who purchased Portal shares from May 20, 2003 through November 13, 2003 (the “Class Period”). Several similar class actions have also been filed in the same court based on essentially the same facts and allegations. These cases were consolidated on February 4, 2004 and a lead plaintiff and lead plaintiff’s counsel were appointed on March 25, 2004. On May 24, 2004 the lead plaintiff filed a consolidated amended complaint alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, arising from allegations that during the Class Period Portal recognized revenue improperly and failed to disclose declining demand for its products and services. The consolidated amended complaint seeks damages in an unspecified amount. The defendants moved to dismiss this complaint on July 6, 2004 and the hearing on the motion was scheduled for September 30, 2004. On September

23, 2004 the lead plaintiff filed a motion for leave to file an amended complaint and requested continuance of the hearing to allow them time to prepare a proposed amended complaint. The court allowed plaintiff 60 days to file a motion for leave to amend, along with the required proposed amendment and took the original hearing date off calendar. Lead plaintiff’s motion for leave to amend and the proposed amended complaint were due to be filed by or about November 29, 2004. Lead plaintiff filed a second amended complaint on November 29, 2004. The second amended complaint purports to add a new plaintiff that may have purchased shares in, or traceable to, the September 2003 secondary offering and to add claims under Sections 11 and 12(a) of the Securities Act on the basis that the registration statement for the secondary offering contained allegedly material misstatements or omissions. The defendants moved to strike the second amended complaint on December 2, 2004. On December 7, 2004 the Court set a briefing schedule for the motion to strike. Plaintiffs filed a motion for leave to amend on December 22, 2004 correcting their failure to file the motion concurrent with the proposed second amend complaint. Defendants filed an opposition to the motion for leave to amend on January 6, 2005. A hearing on defendants’ motion to strike on plaintiffs’ motion for leave to amend was held on January 27, 2005. On March 10, 2005, the court granted plaintiffs’ motion for leave to amend and terminated as moot defendants’ motions to dismiss the consolidated amended complaint and to strike the improperly filed consolidated second amended complaint. The Defendants moved to dismiss the consolidated second amended complaint on April 15, 2005.

We believe that the claims asserted by this lawsuit are without merit, and intends to defend this action vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome in litigation could materially and adversely affect our business and could result in payment of significant damages by us, all of which would harm its financial condition and results of operations.

On November 17, 2003, a stockholder derivative action was filed in the Superior Court of California, County of San Mateo against the members of the Board of Directors and certain officers of Portal alleging breach of fiduciary duty and other violations of state law. A second similar action was filed in the Superior Court of California, County of San Mateo on November 25, 2003. These complaints were based on allegations that the defendants misrepresented Portal’s financial projections in connection with the quarter ended October 31, 2003 and that certain of the defendants violated state laws relating to insider trading. The actions seek damages in an unspecified amount, disgorgement of improper profits and attorney’s fees, among other forms of relief. In February 2004, both derivative actions were transferred to Santa Clara County Superior Court. The plaintiff in the second action agreed, and the Court so ordered, to voluntarily dismiss his complaint without prejudice. The plaintiff in the first filed action filed an amended complaint on or about September 29, 2004. The amended complaint reiterated the allegations in the original complaint and added allegations from the federal securities litigation that Portal recognized revenue improperly and failed to disclose declining demand for its products and services as well as allegations based pm the FY’05 Q2 financial results and FY’05 Q1 restatement. On March 23, 2005, the parties to the derivative action filed a stipulation of settlement with the Superior Court and the Court entered an order approving the stipulation of settlement and dismissed the lawsuit with prejudice on April 5, 2005. The settlement did not have a material financial impact to our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(None)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(None)

ITEM 5. OTHER INFORMATION

(None)

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Bylaws.

3.3	(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

3.4	(4)	Certificate of Amendment to Restated Certificate of Incorporation dated September 29, 2003.

3.5		Certificate of Designation for Series A Junior Preferred Stock (included in Exhibit 4.4 below).

4.1	(5)	Form of Company’s Specimen Common Stock Certificate.

4.2	(6)	Amended and Restated Investors’ Rights Agreement, among the Company and the investors and founders named therein, dated January 29, 1998.

4.3	(6)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated March 3, 1998.

4.4	(7)	Rights Agreement between the Company and EquiServe Trust Company, N.A. dated August 16, 2002.

4.5	(8)	Form of Indenture.

10.1		Form of Change of Control Agreement

10.2	(9)	Severance Agreement and Release with Howard A. Bain III

10.3	(10)	Employment and Change of Control Agreement with David Labuda

10.4	(11)	Consulting Agreement with Jerome Behar

31.1		Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference from the Registration Statement on Form S-1/A, filed on April 14, 1999 (No. 333-72999).
(2)	Incorporated herein by reference from the Annual Report on Form 10-K, filed on April 23, 2001 (No. 000-25829).
(3)	Incorporated herein by reference from the Quarterly Report on Form 10-Q, filed on December 14, 2000 (No. 000-25829).
(4)	Incorporated herein by reference from the Annual Report on Form 10-K, filed on April 14, 2004 (No. 000-25829).
(5)	Incorporated herein by reference from the Registration Statement on Form S-1/A, filed on April 23, 1999 (No. 333-72999).
(6)	Incorporated herein by reference from the Registration Statement on Form S-1, filed on February 26, 1999 (No. 333-72999).
(7)	Incorporated herein by reference from the Current Report on Form 8-K, filed on August 20, 2002 (No. 000-25829).
(8)	Incorporated herein by reference from the Registration Statement on Form S-3, filed on March 27, 2002 (No. 333-85070).
(9)	Incorporated herein by reference from the Current Report on Form 8-K, filed on November 9, 2004 (No. 000-25829).
(10)	Incorporated herein by reference from the Current Report on Form 8-K, filed on February 9, 2005 (No. 000-25829).
(11)	Incorporated herein by reference from the Current Report on Form 8-K, filed on March 29, 2005 (No. 000-25829).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 25, 2005	PORTAL SOFTWARE, INC.

	By	/s/ DAVID LABUDA
David Labuda
Chief Executive Officer
(On behalf of the Company and as the Chief Executive Officer)

April 25, 2005	PORTAL SOFTWARE, INC.

	By	/s/ RONALD W. KISLING
Ronald W. Kisling
Chief Financial Officer
(Principal Accounting and Financial Officer)