Form 10-K
period 2005-01-28
PORTAL SOFTWARE INC
filed 2006-06-09
CIK 1080306

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on July 30, 2004 as reported on the over-the-counter securities market operated by Pink Sheets LLC, was approximately $87,108,206. Shares of common stock held by each officer, director and holders known to the Registrant of 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 24, 2006, Registrant had outstanding 43,195,525 shares of common stock.

Explanatory Notes

Delay in filing our Form 10-K for fiscal 2005

Our Form 10-K for fiscal 2005 was due on April 13, 2005. Our delay in filing this Form 10-K was attributable to a number of issues, including:

(i)	Delay in filing Form 10-Q for the third quarter of fiscal 2005. As a result of questions raised by then-current and former employees regarding certain of our accounting methodologies, including revenue recognition, we were unable to file our Form 10-Q for the third quarter of fiscal 2005 until April 25, 2005, more than four months behind schedule, which in turn contributed to the delay in filing this Form 10-K (additional information regarding the delay in filing the third quarter Form 10-Q is provided in that document);

(ii)	Material weaknesses in internal controls. Our Company’s testing of our internal controls over our financial reporting and review of our disclosure controls and procedures, although incomplete, uncovered a number of material weaknesses which required that we perform extensive testing and additional substantive procedures to support and confirm that the financial information reported in this Form 10-K is fair and accurate in all material respects (as more fully discussed in Part II, Item 9A, Controls and Procedures);

(iii)	Restatement of fiscal 2005 financial results. During the course of our extensive testing and additional substantive procedures performed on the annual financial results for fiscal 2005, we became aware of the need to re-evaluate the results of prior quarters and determined based upon this reevaluation that it would be necessary to restate our financial results for the first three quarters of fiscal 2005; and

(iv)	Re-evaluation of prior year financial results. We had to re-examine the data for fiscal 2004 and fiscal 2003 to determine that errors detected in our fiscal 2005 financial results did not materially impact our fiscal 2004 and fiscal 2003 financial results.

We, in conjunction with our Audit Committee, determined that it was necessary to review and evaluate these issues prior to filing this Form 10-K. We subsequently embarked on an extensive review of the implications of the issues identified for the current and prior periods.

Merger with Oracle

(a) On April 11, 2006, the Company, Oracle Systems Corporation, a Delaware corporation (“Oracle”), and Potter Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Oracle Corporation (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Purchaser will acquire all of the shares of the Company’s common stock for a purchase price of $4.90 per share, net to the holders thereof, in cash. The Merger Agreement provides that, upon the terms and subject to satisfaction or waiver of the conditions therein, Purchaser shall commence a cash tender offer for all of the Company’s shares of common stock (the “Offer”), subject to a minimum condition that at least 50.1% of the shares of Company’s common stock outstanding tender into the offer (for purposes of determining the 50.1% minimum tender threshold, all options to purchase shares of the Company’s common stock with a per share exercise price equal to or less than $6.00 shall be included in the denominator), followed by a merger. Holders of shares of the Company’s common stock not purchased in the Offer will be entitled to receive $4.90 per share in cash in the merger. The Merger Agreement includes other customary offer conditions, including receipt of regulatory approvals, continued accuracy of customary representations of the Company except as would not have a material adverse effect on the Company, and the absence of a material adverse effect with respect to the Company. Under the terms of the Merger Agreement, the Company agrees not to solicit or support any alternative acquisition proposals, subject to customary exceptions for the Company to respond to and support unsolicited proposals in the exercise of the fiduciary duties of its Board of Directors, and the Company will be obligated to pay a termination fee of $5.0 million in certain customary circumstances. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to the Company’s Form 8-K dated April 17, 2006.

(b) On April 11, 2006, the Company and Computershare Trust Company, N.A., formerly Equiserve Trust Company, N.A., as Rights Agent, entered into Amendment No. 1 (the “Rights Agreement Amendment”) to the Rights Agreement dated August 16, 2002 (the “Rights Agreement”). The effect of the Rights Agreement Amendment is to permit the execution of the Merger Agreement and the performance and consummation of the transactions contemplated by the Merger Agreement, including the Offer and the Merger (as defined in the Merger Agreement), without triggering the separation or exercise of the Rights (as defined in the Rights Agreement) or any adverse event under the Rights Agreement. The foregoing description of the Rights Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement Amendment, which is attached as Exhibit 4.1 to Portal’s Form 8-K dated April 17, 2006.

Restatement

Portal Software, Inc. has restated its quarterly financial data for the first three quarters of fiscal 2005 (the “Restatement”) and revised its previously announced results for the fourth quarter of fiscal 2005. The determination to restate the quarterly consolidated financial statements was made on November 21, 2005 by our management and Audit Committee, in consultation with our independent registered public accounting firm, as a result of our identification of certain individually, and in the aggregate, material errors in such financial statements. Our management has identified multiple material weaknesses and deficiencies in our internal controls and disclosure controls, as more fully discussed in Part II, Item 9A, Controls and Procedures. The Restatement errors were largely identified through additional substantive procedures performed by the Company to validate its financial statements, as well as the annual audit of our financial statements.

The adjustments that gave rise to the restatements of the first three quarters of fiscal 2005 and adjustments to previously reported preliminary unaudited financial data for the fourth quarter of fiscal 2005 fall into five categories:

1.	Accounting for revenue, including but not limited to:

•	errors in accounting for certain complex multi-element arrangements with undelivered consulting elements, where Vendor Specific Objective Evidence (“VSOE”) of fair value for professional services was not present;

•	errors in accounting for certain contracts as time and materials services contracts rather than as fixed price services contracts due to misinterpretation of the applicable contracts;

•	errors in accounting for cash basis customers and other miscellaneous errors; and

•	errors from failure to identify all elements included as part of multiple element arrangements with respect to contracts with a specific customer.

2.	Accounting for deferred costs on large fixed price consulting services contracts, including but not limited to:

•	use of an incorrect methodology resulting in the deferral of incorrect amounts of costs on fixed price consulting services contracts;

•	inappropriate deferral of costs on loss contracts; and

•	use of inaccurate cost rates.

3.	Accounting for certain international withholding and payroll taxes, including but not limited to:

•	use of an inaccurate method to estimate certain international withholding taxes;

•	failure to accrue for payroll taxes in international countries where Portal had small operations; and

•	other individually insignificant tax-related adjustments.

4.	Accounting for restructuring costs, including failure to timely identify the accrual required for excess facility space.

5.	A number of individually insignificant adjustments.

See Part II, Item 8: Financial Statements and Supplementary Data, Note 9 of Notes to Consolidated Financial Statements for more information regarding the Restatement.

With respect to the Restatement items above, Portal has determined that these errors did not materially impact its annual or quarterly financial statements for any prior years.

The following table sets forth the effects of the Restatement on our previously reported unaudited financial statements of operations for the first, second and third quarters of fiscal 2005, as filed on Forms 10-Q and 10-Q/A, and the adjustments required to our preliminary unaudited fourth quarter results as filed on Form 8-K (in thousands, except per share amounts):

	Fiscal Year 2005 (Unaudited)
	First Quarter ended April 30, 2004	Second Quarter ended July 31, 2004	Third Quarter ended Oct. 31, 2004	Fourth Quarter ended Jan. 31, 2005		Year ended Jan. 31, 2005
	(Restated)	(Restated)	(Restated)
Revenues
Total revenues — as previously reported/announced	$31,219	$18,562	$27,652	$27,300	(1)	$104,733
Impact of adjustments to revenue	(1,182)	(344)	(1,318)	(8,196)		(11,040)

Total revenues — as restated	$30,037	$18,218	$26,334	$19,104		$93,693

Net loss
Net loss — as previously reported/announced	$(6,244)	$(22,270)	$(19,423)	$(27,400	)(1)	$(75,337)
Impact of adjustments to net loss	(3,123)	1,573	(1,888)	(8,107)		(11,545)

Net loss — as restated	$(9,367)	$(20,697)	$(21,311)	$(35,507)		$(86,882)

Net loss per share
Net loss per share — as previously reported/announced	$(0.15)	$(0.52)	$(0.46)	$(0.64	)(1)	$(1.77)
Impact of adjustments to net loss	(0.07)	0.03	(0.04)	(0.19)		(0.27)

Net loss per share — as restated	$(0.22)	$(0.49)	$(0.50)	$(0.83)		$(2.04)

(1)	Preliminary fourth quarter results as announced by Portal in a Form 8-K filed on July 6, 2005.

PORTAL SOFTWARE, INC.

FORM 10-K

FISCAL 2005

* Our fiscal year ends on the Friday nearest January 31. For presentation purposes, all fiscal years have been presented as ending on January 31.

PART I

ITEM 1.	BUSINESS

GENERAL INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “anticipates,” “expects,” “designs,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations and negatives of these words and similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, but not limited to (1) our expectation that we will continue to derive a portion of our revenues from customers that have significant relationships with our integration and platform partners; (2) our belief that the facilities we lease are sufficient; (3) our anticipation that any potential obligation we have to plaintiffs under the July 2001 class action complaint will be covered by existing insurance; (4) our expectation that in regards to the July 2001 class action complaint the defendants and the court will approve of the settlement; (5) our expectation that resolution of the November 2003 shareholder class action will not have a material adverse effect on the financial position of Portal; (6) our belief that our future revenues will be generated primarily from professional services from deployment of licenses and follow-on solutions, delivery of engineered solutions, license fees from new customers, additional license fees from the expansion of subscribers at our existing customers and annual maintenance fees; (7) our expectation that our quarterly and annual professional services revenues will fluctuate based upon the delivery and customer acceptance of project milestones; (8) our belief that we will derive an increasing portion of our total revenues from large global communications and media companies; (9) our belief that, in the future, a larger portion of our services revenues will be based on fixed price contracts; (10) our belief that we may continue to generate operating losses in the future and may therefore have to raise additional capital, and our expectation that, if we must raise additional capital in the future, we may do so on terms that are acceptable to us; (11) our expectation that our sales will continue to involve, large financial commitments from a relatively small number of customers; (12) our belief that we will be able to continue to maintain and/or strengthen our financial, personnel, and managerial controls and reporting systems and procedures and continue to recruit, train and manage our worldwide workforce; (13) our anticipation that we will continue to derive some portion of our market opportunities and revenues from systems integrators and other strategic third parties; (14) our intention to sublease a majority of our facilities for a substantial portion, if not the entire balance, of the applicable lease terms; (15) our anticipation that we will not incur further losses to the extent incurred in prior years on major consulting projects; (16) our expectation regarding the total future cash outlay for our restructuring plans; (17) our ability to raise additional capital on favorable terms may be adversely affected by our delisting from the NASDAQ exchange; (18) our expectation regarding our future contractual obligations; (19) our belief regarding our other commitments; (20) our expectation regarding lease payments for restructured facilities, net of expected sublease income; (21) our belief that with the loss of one or more of our customers or prospective customers could cause our business to suffer; and (22) those factors discussed under “Risk Factors” elsewhere in this Form 10-K, are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, and all of which are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this section entitled “Risks associated with our business and future operating results” and elsewhere in this report. Forward-looking statements may ultimately prove to be incorrect.

As a result, our actual results may differ materially from the forward-looking statements contained herein. Factors that could cause actual results to differ materially from those described herein include, but are not limited to, (1) our ability to meet customer demand in a timely manner; (2) our ability to diversify our product revenue so that we do not need to rely so heavily on our Portal Infranet / Portal 7 product line; (3) our ability to grow and diversify our customer base domestically and abroad; (4) failure of a broad-based increase in technology spending among our customers to materialize; (5) our ability to recruit and retain senior executives and board members; (6) our ability to maintain and deepen our relationships with systems integrators and other strategic third parties; (7) our ability to remedy those significant deficiencies and material weaknesses in our disclosure controls and internal controls over financial reporting identified elsewhere in this report; and (8) our belief that our current cash balances will be sufficient to fund our operations for the next 12 months subsequent to the date of this report.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based upon information available to us at this time. These statements are not guarantees of future performance. We disclaim any obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

References in this document to “Portal”, the “Company”, “we”, “our” and “us” refer to Portal Software, Inc., a Delaware corporation, its predecessors and each of its subsidiaries. Portal, P-7, Infranet, and the Portal and P-7 logos, are trademarks of Portal. Each trademark, trade name or service mark of any other company appearing in this report belongs to its holder.

BUSINESS OVERVIEW

Incorporated in 1985, we develop, market, provision and support billing and Revenue Management solutions for global communications and media service providers. We define Revenue Management solutions as those that enable the strategic end-to-end management of revenue across the enterprise. We believe that billing is no longer a back-office function for senior executives struggling to cut costs while building differentiated global brands. It is a mission-critical enterprise solution that impacts a company’s ability to innovate, drive new revenue-generating services to market, retain high-value customers and deliver profit to the bottom line. Through a unified, single-platform approach to Revenue Management, we believe we enable our customers to meet their business goals.

Our solutions are provided in the form of enterprise software (often referred to herein as “products”) and/or services and are used by service providers in the communications, broadband, and entertainment and information sectors to support voice, data, video and content services across wireless, wireline, cable and satellite networks. Our solutions actively manage customer revenue throughout the Revenue Management Lifecycle, integrating and helping to optimize the generation, capture, collection and analysis of revenue across all customer touch points. This approach provides our customers with a comprehensive view of all elements of the revenue cycle across their own customer base.

Our solutions are designed to be based on a platform architecture that is highly scalable and sufficiently flexible to allow service providers to measure, analyze, price and bill their customers’ usage on a real-time basis. Our solutions facilitate the real-time provisioning and reporting of such functions as account creation, user authentication and authorization, activity tracking, pricing and rating, billing and customer service including self-service billing. Because our platform architecture is designed to be highly scalable, we can provide this information in real-time for up to tens of millions of users. Our standard software platform is built on an open architecture that can be seamlessly integrated with other business system components, including existing enterprise resource planning (“ERP”), customer relationship management (“CRM”) and other legacy systems and service delivery networks. The Portal platform is designed to meet the needs of next-generation communications markets and services so it can be enhanced with a full suite of prebuilt modules for specific industry segments, including wireless, wireline, cable, ISP and Internet telephony. We believe Portal’s product-based solution provides customers with significant time to market advantages as well as lower total cost of ongoing operations.

Our business is dynamic, as are the markets in which we operate. Business requirements, customer demands and competitors may continue to evolve significantly over time.

INDUSTRY BACKGROUND

We believe the communications industry is dramatically changing due to rapid advancements in Internet Protocol (“IP”), broadband and wireless technologies in an increasingly competitive and aggressive business environment. A number of trends are impacting communications and media companies including 1) convergence and the shift in customer spending from multi-service to multi-network; 2) growth of non-voice revenue; 3) evolution of emerging technologies and business models, such as Voice over IP (“VoIP”), mobile virtual network operators (“MVNO”), and content; 4) focus on customer lifetime value; and 5) global branding initiatives.

In this environment, service providers are challenged to manage multiple dimensions of convergence. These dimensions include prepaid and postpaid convergence; voice data and content convergence; and the convergence of wireline, wireless and broadband. Wireless devices transmit voice and text messages between users around the globe. Satellite networks broadcast television and Internet access to previously unreachable geographies. Broadband providers deliver videoconferencing to enterprises wanting to keep key personnel close to home and operational cost at a minimum. Today, voice, data, commerce and content are flowing simultaneously over multiple networks, giving users access to the most relevant services and content on the most appropriate device.

As many network-based services become more mature or commoditized, the providers of these services are challenged to increase customer retention. In addition, they are under pressure to quickly drive innovative and profitable new offerings to market, specifically premium and value added services that create new customer revenue streams. To differentiate themselves and create new revenue opportunities, service providers are experimenting with a multitude of new services, pricing plans and business models. To do this quickly and efficiently, we believe they will need a fully convergent system, such as our unified platform, for the management of enterprise revenue in real time across any customer type, service, payment method, business model and geography.

The traditional customer management and billing (“CM&B”) systems of communications companies were typically custom designed and built to service one particular type and size of service provider — such as a large, traditional national or regional carrier, or a small competitive cellular telephone provider — and to interface with and process data from the specific equipment and technologies used in a single network or for a particular service, such as circuit switched wireline telephone, cellular telephones or cable television networks. These highly customized and legacy CM&B solutions can generally be characterized as (1) inflexible with higher total cost of ownership, (2) proprietary and (3) difficult to evolve to meet the complex requirements of providers of new telecommunications and information services. As a result, such CM&B solutions may not be able to effectively address one of the fundamental requirements facing providers of communication and content services: minimizing the time to market for new products and services. Moreover, because such traditional systems have generally been highly customized, their support costs can be high and changes — to increase the functionality or features of the system or to introduce new services — typically require extensive programming using either internal or external professional services. This can often result in additional ongoing expenses, significant time delays and therefore a very high total cost of ownership.

THE PORTAL STRATEGY

Our strategy is to establish ourselves as the premier provider of Billing and Revenue Management solutions for the global communications and media markets. We believe we are providing the most flexible, scalable and cost-effective Revenue Management solutions to telecommunications, Internet and content service providers around the world. Key elements of this strategy are:

BASE ALL PORTAL SOLUTIONS ON THE SAME EXTENSIBLE SOFTWARE PLATFORM. We have developed and designed an integrated, platform solution that can address the rapidly changing, highly flexible and complex requirements of evolving communications networks and service offerings. It can also provide a lower total cost of ownership. Our extensible platform provides a framework for integration with a wide variety of other business systems and a foundation for the development of market-specific solutions. Although there are unique aspects to every service, most share the same underlying business infrastructure requirements, such as transactional security, financial security and ability to be rapidly deployed. Rather than provide a highly customized solution to every customer, our platform strategy enables us to provide every customer with the same basic product, which, in contrast to customized “one off” solutions, creates a future support and upgrade path for all of our customers. Our engineered solutions incorporate customer business requirements directly into our platform, eliminating the need for costly, time-consuming and duplicate customizations. Moreover, this approach enables us to more effectively apply our solutions across a wide variety of markets and leverage our research and development efforts. By incorporating these improvements into the platform, we can in turn benefit a broad range of our existing customers and attract new customers. To meet the unique requirements of specific markets and industries, our platform has been designed to enable Portal and system integrators with whom we work (sometimes referred to as our “system integrator partners” or “partnerships with systems integrators”) to develop specific solutions that integrate with the core platform to address those unique and evolving requirements. We believe that this approach facilitates the rapid development and deployment of unique solutions to address new services without the need for Portal, our system integration partners, or our customers to build an entirely new infrastructure to support each service.

LEVERAGE ALLIANCES WITH SYSTEMS INTEGRATORS AND WITH PLATFORM, SOFTWARE AND NETWORK EQUIPMENT PROVIDERS. We have established a series of alliances with all of the tier one and many of the tier two systems integrators (SI’s), including Accenture (formerly Andersen Consulting), Cap Gemini, Hewlett-Packard, IBM, Atos Origin, and other major regional SI’s, and with platform, software and services providers, such as Hewlett-Packard, IBM, Microsoft, Nokia, Oracle, SAP, Siemens, Sun Microsystems and others. We work with these companies to offer customers an extensive set of market-specific solutions. Together with Siebel Systems (recently acquired by Oracle), Portal has developed TelcoOneTM, a unique product that provides an end-to-end solution that combines our Revenue Management solution with Siebel’s customer relationship management solution. TelcoOne delivers an enhanced single interface that is designed to enable service providers to dramatically increase call center efficiency and flexibility, and to introduce new services at a fraction of the cost of traditional custom-developed billing applications. Another example of our partner-based products is BillingAgilityTM, a joint solution with Microsoft designed to deliver higher flexibility and performance at a reduced total cost of ownership. BillingAgility, which combines our Revenue Management software platform with Microsoft® .NET technologies, is designed to facilitate rapid roll-out of new voice, data and content services, as well as support for legacy and business-to-business (B2B) integrations. We have an established relationship and a software development agreement with SAP to deliver an integrated solution that combines our Revenue Management solution with SAP® for Telecommunications to help telecommunications providers with common Revenue Management challenges, such as controlling revenue leakage during the roll out of new services.

Portal’s core competence as a single platform product for revenue management solutions is synergistic to the core competencies of systems integrators. Working in concert with our SI partners, our services model leverages Portal’s expertise in the application of our platform to customers’ business issues, often incorporating solutions from partners such as SAP, Siebel, Oracle, HP and Microsoft. Portal partners with SIs to provide end-to-end solutions, incorporating the SIs own business process, change management, program management and managed services capabilities.

GROW WITH CUSTOMERS AND THE MARKETS. While initial sales to customers are often significant, our strategy is to maximize our available opportunities for long-term revenue growth by targeting service providers we believe have excellent growth potential. Our focus is on building long-term relationships by continuously providing solutions that will require additional software licenses and professional services. Our subsequent revenue growth can then be generated through the addition of subscribers, additional product modules, additional sales to users in other divisions of an existing customer, and performance of a wide variety of professional services as well as maintenance and support agreements.

PORTAL SOFTWARE PLATFORM

The Portal software platform is designed to be a fully-convergent Revenue Management solution that enables our customers to manage enterprise revenue in real-time across all customer types, services, payment methods, business models and geographies. This unified platform’s breadth and depth supports the flexibility, performance and availability demands of today’s increasingly convergent world. It is designed to provide service providers with a comprehensive view of their customers across all revenue streams, providing valuable insight into their buying patterns and service preferences.

Our platform is specifically designed to meet the complex, mission-critical provisioning, accounting, reporting and marketing needs of a wide range of communication and content services. Our integrated extensible platform enables service providers to swiftly define, price and bill for a broad range of convergent services. Because the Portal platform can be deployed in a modular fashion, it enables co-existence between legacy billing systems and new next generation services. In this way, enterprises can protect their existing technology investments, while making a well-planned shift to the Portal platform to support new market-critical services.

In addition to the basic Portal platform, we offer a number of optional modules that extend the platform for specific customer needs. Such options include modules for supporting multiple databases, maintaining high availability and fault tolerance, managing multiple brands, and connecting to various standard enterprise applications and payment processing and tax packages.

We provide localized versions of our solution in a number of languages, including English, traditional Chinese, simplified Chinese, French, German, Italian, Japanese, Brazilian Portuguese and Spanish.

BUSINESS BENEFITS

The Portal platform is designed to enable service providers to increase revenues, reduce operational costs and improve customer service. These benefits are derived from the platform’s ability to enable service providers to actively manage customer revenue throughout the Revenue Management lifecycle, integrating and optimizing the generation, capture, collection and analysis of revenue across all customer touch points.

INCREASED REVENUES. By helping to accelerate the time to market for new services, we enable service providers to offer a variety of services quickly and to bundle and price these services in an optimal manner. We enable services to be activated immediately when ordered by a subscriber, so the service provider can immediately begin to collect revenue. Subscriber activity can then be monitored in real time, which allows the service provider to promote the consumption of more services through such means as targeted offers or increased credit limits. In addition, we enable a service provider to analyze and “mine” subscriber service usage data in real time, which can in turn be used to measure the success of marketing and targeting efforts and to identify new opportunities for subscriber revenue. Using our data analysis features, a service provider can quickly determine which offerings are not successful and easily make appropriate adjustments. For example, an unsuccessful pricing offer can quickly be terminated or “tuned” for better subscriber response. Finally, increased billing accuracy reduces the incidence of uncollected revenue and fraud.

REDUCED ONGOING TOTAL COST OF OPERATIONS. Our products and services are designed to minimize the service provider’s software implementation and ongoing maintenance and subscriber servicing costs. We believe our products and services provide Total Cost of Operations (“TCO”) advantages over competitive approaches, including custom solutions or product solutions which require significant ongoing customization to meet evolving customer requirements. The flexibility, functionality and extensibility of the Portal platform are intended to enable service providers to cost-effectively add new functionality, integrate with other legacy applications or scale their operations without custom programming or extensive systems integration.

IMPROVED CUSTOMER SERVICE. We help service providers offer improved billing accuracy, enhanced customer service quality, and responsiveness to their subscribers. Portal’s solutions are designed to allow service providers to easily tailor their offerings on a bundled or unbundled basis, substantially increasing customer choice without incurring significant additional costs. Up-to-the-minute account balances and status information can be made available to users on a 24/7 basis, either over the Internet or via customer service representatives. Potential customer account issues can be identified and resolved quickly, since there is no need to wait for regular billing cycles to expose these issues. Our real time capability enhances responsiveness to subscribers’ needs, which can help reduce subscriber “churn” or turnover.

PLATFORM TECHNOLOGY. We believe our software architecture consists of a robust, open platform, upon which market-specific functionality is layered using documented open Application Program Interfaces (“APIs”). This approach, designed from the start to use object-oriented programming techniques, enables new processes and services to be readily incorporated, thus allowing an evolving multi-service model to be built without the need to change the underlying software foundations. Similarly, changes can be made in the object-based platform without affecting the market-specific functions. We designed our Revenue Management platform to meet the critical functional requirements sought by service providers. These requirements include scalability and reliability, enterprise integration and interoperability, comprehensive functionality and ease of use, flexibility and improved time to market — all operating on a real-time basis. As a result of this robust platform, we have been able to begin offering our customers engineered solutions: a development approach that builds specific customer requirements directly into the product architecture to maintain the ongoing supportability and operations of their Portal Revenue Management solution.

SCALABILITY AND RELIABILITY. The Portal solution has been designed to scale from thousands to millions of users through the incremental addition of servers. This capability allows a service provider to grow its business infrastructure incrementally as its level of business grows, without the need for architecture redesign or large-scale system replacements. For example, new servers can be added without taking the system offline, eliminating costly downtime. By running the Portal solution on multiple servers, a service provider can reduce exposure to various types of failures, including individual server failure, power failure and loss of physical facilities. Automatic load balancing features smooth out usage spikes and ensure high availability. Our object-to-relational data model is designed for high performance on-line transaction processing and high reliability.

ENTERPRISE INTEGRATION AND INTEROPERABILITY. The Portal platform has been designed with documented, open APIs that allow Portal, its customers, partners and third-party software developers to integrate the platform with existing applications and services with minimal effort and programming overhead. This capability is designed to enable new services to be deployed quickly and efficiently while maintaining smooth interoperability with pre-established services. For example, a telecommunications carrier might use the Portal solution to add Internet-related services, which appear on a subscriber’s monthly telephone bill. Our solution runs on server operating systems from Hewlett-Packard, Microsoft and Sun Microsystems and utilizes database software from Microsoft and Oracle. The Portal solution can also be readily integrated with a variety of packaged software applications, such as help desk, accounting, taxation and payment systems.

COMPREHENSIVE FUNCTIONALITY AND EASE OF USE. We have developed a broad suite of pre-defined, ready-to-use customer management and billing functions, including customer registration, business policies, pricing plans and payment methods. We also seek to provide upgrades and enhancements to our platform on a regular basis, with a strong emphasis on response to customer feedback. We believe the Portal solution employs a simple, intuitive Java-based user interface for efficient addition and deletion of services and functions, as well as a set of templates for Web-based capabilities such as subscriber registration, password changes and account balance inquiries. We address the entire Revenue Management and billing life cycle, including account creation, monitoring, pricing, billing, collections, and reporting.

FLEXIBILITY AND IMPROVED TIME TO MARKET. The Portal solution is designed to be a modular, extensible software platform. This flexibility allows each Portal customer to tailor its individual installation to meet the exact needs of a particular environment, set of services and group of subscribers. The service provider is thereby empowered to respond quickly to the rapidly changing needs of the next-generation communications and media services marketplace. In addition, the Portal solution can generally be configured to a service provider’s needs relatively quickly, enabling its customers to improve their time to market with new products and services.

PORTAL SERVICES

Portal Services offers consulting, maintenance and education services designed to help customers optimize their investment in Portal technology. Our service delivery teams seek to leverage best practices gained through the implementation and maintenance of Revenue Management solutions for the world’s most innovative service providers. From strategic planning, to implementation and training, to application management and technical support, Portal Services help our customers align their Revenue Management investment closely with their business objectives.

Portal Consulting

Portal provides a broad range of Business Solutions and Technical Services that are tailored to meet our customers’ specific business and application needs. Our Business Solution Services are designed to optimize the value of Portal’s Revenue Management solutions through application of best practices that help reduce costs and improve service levels. Portal Technical Services are designed to offer customers a comprehensive set of planning, implementation and operational management services which deliver technical expertise throughout pre- and post-production lifecycle stages, such as architecture design, system configuration and customization, and best practice implementation. We can also manage infrastructure, assist with functional execution, and enhance technical capabilities and performance.

Portal Engineered Solutions

Portal provides Engineered Solutions services to deliver additional functionality or features, which are not currently available in the Company’s software products, that are tailored to meet our customers’ specific product or functionality needs. Theses services are generally provided on a fixed-price basis and Portal retains the rights to the development and to date has made available or intends to make the developed functionality and products generally available in its software product releases.

Portal Maintenance

Support Services are designed to protect and maintain our customers’ investment by providing a comprehensive range of expert technical support services, timely maintenance updates, major and minor software releases and documentation. Customers have full access to myPortal, Portal’s online support system, which enables immediate access and download of critical information and also provides a convenient, central access point for submitting and tracking all their technical support activities.

Portal Education

Portal Education offers Portal customers a series of role-based courses to ensure they are up to date on the latest Portal product capabilities and solutions. The curriculum provides basic and advanced courses to provide the right level of Portal training for new and experienced Portal customers. Portal instructors have an average of over five years of Portal product and training experience and consistently receive high marks in customer satisfaction ratings. Courses are available at regional Education Centers, or can be delivered at our customers’ facilities.

PRICING

We have structured the pricing of our products to accommodate our target customer segments, including large telecommunications companies, next-generation communications companies and e-services providers. We generally price our software products on a per subscriber basis for a perpetual term, with customary volume discounts. However, in limited situations, products are also priced based on other fixed units of measure, such as a maximum number of end users (seats) or a maximum amount of revenue or transactions (such as call detail records) that may be processed using our products. Licenses are generally perpetual or on occasion may be for a fixed duration after which use of the software ceases or is renewed for a new term. Maintenance and support contracts are typically priced as a percentage of the associated license revenues. Professional services are provided on a time and materials basis or on a fixed price basis. Our initial sales of licenses and associated services, maintenance and support generally range from several hundred thousand dollars to several million dollars. We also provide our customers with flexibility via componentized solutions, which allow us to price our solutions in a modular fashion.

SALES AND MARKETING

SALES

Our sales strategy is to pursue targeted accounts primarily through a direct sales force. We focus our sales efforts on communications and media service providers ranging from emerging growth companies to the largest telecommunications companies.

In October 2004, we realigned our sales organization to expand the scope and depth of key customer relationships, and create a more efficient global operations model. We are focused on acquiring new customers and expanding current customer relationships in key regions of the world including: Europe, Australia/New Zealand, Japan and North and South America.

To support this increased level of focus, we moved from a decentralized regional general manager model to a centralized worldwide integrated sales and services model. We combined four separate regional sales operations and four separate regional services organizations into one integrated worldwide sales and services organization. We believe these changes support our focus on key customers and target markets, reduce costs, and strengthen the connection between Portal and its customers. New business opportunities in other countries and regions are pursued through selective partnering

As of January 31, 2005, Portal maintained direct sales offices across the United States and internationally in Australia, France, Germany, Hong Kong, Italy, Japan, Poland, Spain and the United Kingdom. This direct sales force is organized into individual account teams, which include both account executives and solutions specialists. These direct sales teams operate in conjunction with professional services teams assigned to the accounts, as well as with applicable marketing, legal and finance personnel. We generate leads from contacts made through marketing partners, seminars and conferences, our Web site, trade shows, customers and our ongoing public relations program.

We complement our direct sales force with a series of partnerships and alliances with systems integrators such as Accenture, Cap Gemini, BearingPoint and Deloitte Consulting, and platform, software and services providers, such as Cisco, Hewlett-Packard, IBM, Microsoft, Nokia, Oracle, SAP, Sun Microsystems and others. These partners provide a global extension of our direct sales force and are an additional source of leads and referrals.

We have derived, and anticipate continuing to derive, a significant portion of our revenues from customers that have significant relationships with our integrator and platform partners. Many of these partners also work with competing software companies and our success is affected by their willingness and ability to devote sufficient resources and efforts to marketing our products. Our agreements with these parties typically are in the form of non-exclusive agreements that may be terminated by either party without cause or penalty and with limited notice. In a very limited number of cases, the agreements permit the partner to resell our products or provide for payment to the partner of a referral fee.

MARKETING

Our marketing programs are focused on creating awareness of, and generating interest in, our products and services. We engage in a variety of marketing activities, including:

•	our Web site, www.portal.com;

•	ongoing public relations campaigns;

•	seminars and workshops;

•	industry tradeshows and events; and

•	direct marketing campaigns.

We also work to cultivate relationships with recognized industry analysts. We are an active participant in technology-related conferences and demonstrate our products at trade shows targeted at communication and content service providers. We also focus on a range of joint marketing strategies and programs with our partners in order to leverage our existing strategic relationships and resources.

CUSTOMERS

Our customers range from emerging small companies offering an innovative service to a small number of subscribers to large telecommunications carriers with millions of subscribers. A substantial portion of our revenues are generated from a limited number of customers each quarter and a substantial majority of our revenues are generated outside of the United States.

Affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 23%, 31% and 19% of our total revenues during fiscal 2005, 2004 and 2003, respectively. No individual Vodafone affiliate or other customer accounted for more than 10% of revenues during fiscal 2005, 2004 and 2003. See page 36 of this Annual Report on Form 10-K for a discussion of our revenue by geographical area.

RESEARCH AND DEVELOPMENT

We believe that strong product development capabilities are essential to our strategies of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development. This process involves several functional groups at all levels within Portal and is designed to provide a framework for defining and addressing the activities required to bring product concepts and development projects to market successfully.

Our research and development expenses totaled approximately $37.6 million, $30.2 million and $35.7 million for fiscal 2005, 2004 and 2003, respectively. As of January 31, 2005, we had approximately 140 employees engaged in research and development activities. This excludes approximately 283 contractors provided by Ness Global Services, Inc. located in Bangalore, India. Subsequent to fiscal 2005, we significantly reduced the number of contractors in Bangalore, India. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Research and Development Expense” on page 39 for further discussion.

COMPETITION

We compete in markets that are intensely competitive and rapidly changing. We compete on the basis of our product-based business model, performance, ease of integration, functionality, flexibility, scalability, extensibility and price. We believe we compete favorably with respect to these factors. Additionally, the relative financial strength of Portal or a competitor is an important factor considered by many potential customers in their vendor selections. We face competition from providers of customer management and billing software, such as Amdocs Ltd., Convergys Corporation, Comverse Technology, Inc. (post-acquisition of billing assets from CSG International), Intec Telecom Systems (post-acquisition of ADC billing assets) and LHS Group Inc. We also compete with in-house solutions built by internal information technology organizations.

Most of our current principal competitors have a services-based business model and significantly more personnel and greater financial, technical, marketing and other resources than Portal. Many of our competitors also have more diversified businesses outside of the billing and Revenue Management market. Intense competition has resulted in deep price discounting by our competitors that has resulted in longer sales cycles, price reductions and decreased margins, and may threaten our ability to realize forecasted business. In spite of these factors, we have been successful to date in winning business from a number of customers in direct competition with each of these competitors.

INTELLECTUAL PROPERTY

We rely upon a combination of patent, copyright, trade secret and trademark laws to protect our intellectual property. We currently have five issued U.S. patents relating to our technology that expire in 2017 and a number of provisional patent applications pending which we will convert and develop into non-provisional applications. While we rely on patent, copyright, trade secret and trademark laws to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are also essential to establishing and maintaining a technology leadership position. There can be no assurance that others will not develop technologies that are similar or superior to our technology, including our patented technology.

We generally enter into confidentiality or license agreements with our employees, consultants, customers and corporate partners and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect proprietary rights, unauthorized parties may attempt — in an unauthorized manner — to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. Policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully or effectively as in the United States. In addition, certain of our license agreements require us to place the source code for the Portal solution into third party escrow accounts. Such agreements generally provide that our licensees will have a limited, non-exclusive right to use this source code if: (i) there is a bankruptcy proceeding by or against us that is not dismissed within a reasonable time; (ii) we cease to do business without a successor; or (iii) we discontinue providing maintenance and support.

Substantial litigation regarding intellectual property rights exists in the software industry. We expect that we may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlap. Some of our competitors in the market for Revenue Management software or customer management and billing software may have filed or may intend to file patent applications covering aspects of their technology that they may claim our technology infringes. We cannot be certain that any of these competitors will not make a claim of infringement against us with respect to our products and technology.

Our success and ability to compete are substantially dependent upon our internally developed technology. However, portions of the Portal solution incorporate software developed and maintained by third-party software vendors, such as operating systems, tools and database functionality. We may have to rely on third-party software vendors and developers to a larger degree in future products. Although we believe we could find other sources for these products, any significant interruption in the supply of these products could adversely impact our sales unless and until we can secure another source.

ADDITIONAL INFORMATION

We file annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. The public may obtain information on the operation of the public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Portal, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

EMPLOYEES

As of January 31, 2005, we had 569 employees, 264 of whom were engaged in professional services and support, 81 of whom were in sales and marketing, 140 of whom were in engineering and 84 of whom were in finance, administration and operations. In addition, we had approximately 452 contractors as of January 31, 2005. Our future performance depends in significant part upon the continued service of our key engineering, sales and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could harm our business. Our future success also depends on our continuing ability to attract, assimilate and retain highly qualified technical, sales and managerial personnel. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

SUBSEQUENT EVENTS

Following is a summary of events that have occurred after the close of the fiscal year on January 31, 2005 which we believe were significant for the Company:

•	On February 3, 2005 Portal released it preliminary results of operations for its third fiscal quarter ended October 29, 2004 and Portal’s management held a conference call to discuss those results later that day (for additional details see Portal’s Form 8-K dated February 9, 2005);

•	On February 9, 2005 Portal announced its entry into an employment agreement with David Labuda as Chief Executive Officer (for additional details see Portal’s Form 8-K dated February 9, 2005);

•	On February 18, 2005, Portal entered into an Indemnification Agreement with Mr. Jerome Behar, Portal’s newly appointed member of the Board of Directors (for additional details see Portal’s Form 8-K dated February 24, 2005);

•	On March 9, 2005, Portal announced that the NASDAQ Stock Market (“NASDAQ”) had granted Portal an extension of time to file its Form 10-Q for its third fiscal quarter and the nine months ending October 29, 2004. The extension provided Portal until March 17, 2005 to file its third fiscal quarter’s Form 10-Q (for additional details see Portal’s Form 8-K dated March 9, 2005);

•	On March 22, 2005, Portal received a letter from NASDAQ stating that the NASDAQ Listing Qualifications Panel had extended the filing deadline for NASDAQ listing purposes of Portal’s Form 10-Q for its third fiscal quarter and first nine months ending October 29, 2004 to April 17, 2005. As a listed company at that time, Portal was required to file the Form 10-Q on a timely basis pursuant to NASDAQ Marketplace Rule 4310(c)(14) (for additional details see Portal’s Form 8-K dated March 30, 2005);

•	On March 23, 2005, after having conducted its annual market review of executive compensation, the Compensation Committee of Portal’s Board of Directors adjusted the base salary of and granted bonuses to certain named executive officers. The annual base salary of Bhaskar Gorti, the Company’s Sr. Vice President of Marketing, Alliances and Business Development was adjusted to $260,000 and his target bonus was increased to 75% of such base salary. Additionally, the annual base salary of Marc Aronson, Portal’s Sr. Vice President of Engineering was increased to $255,000. The Compensation Committee also awarded one-time bonuses to Mr. Aronson ($20,000) and to Steve Zielenski ($25,000), the Company’s Sr. Vice President of Sales and Services. Additionally, the Compensation Committee awarded restricted stock units to the members of the Company’s executive staff in lieu of cash bonuses under the Company’s executive bonus plan. (for additional details see Portal’s Form 8-K dated March 29, 2005);

•	On March 31, 2005 Portal announced that Mr. Jerome Behar, a member of the Company’s Audit Committee of the Board of Directors temporarily ceased his service on the Audit Committee in order to enter into a temporary consulting services arrangement with Portal (for additional details see Portal’s Form 8-K dated March 31, 2005);

•	On April 14, 2005 Portal asked NASDAQ for additional time to file its 10-Q for third quarter of fiscal 2005 (for additional information see Portal’s Form 8-K dated April 20, 2005);

•	On April 25, 2005 Portal announced its results of operations for its third fiscal quarter and first nine months ended October 29, 2004 (for additional details see Portal’s Form 8-K dated April 29, 2005);

•	On April 29, 2005 Portal formally entered into a severance agreement with John E. Little, its former Chief Executive Officer (for additional details see Portal’s Form 8-K dated May 6, 2005);

•	On May 3, 2005 Portal’s management held a conference call to discuss its quarterly results of operations for its third fiscal quarter and first nine months ended October 29, 2004 (for additional details see Portal’s Form 8-K dated May 3, 2005);

•	On June 21, 2005, the Company received a Staff Determination notice from NASDAQ stating that Portal was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it had failed to file its Report on Form 10-Q for its quarter ended April 29, 2005. Portal also announced that it had previously informed NASDAQ that it would require additional time to file its Form 10-K for fiscal 2005 ended January 31, 2005 as well as its Forms 10-Q for the first and second quarters of fiscal 2006 ended April 29, 2005 and July 29, 2005, respectively. Portal further announced that in the event it was unable to secure the requested extensions for such reports, Portal’s stock would be delisted from NASDAQ. Portal presented NASDAQ with a plan to restore its compliance with its filing requirements (for additional details see Portal’s Form 8-K dated June 27, 2005);

•	On June 23, 2005 Portal announced its appointment of Maury Austin to Chief Financial Officer (for additional details see Portal’s Form 8-K dated June 23, 2005 );

•	On June 27, 2005, Portal received notice from the office of the General Counsel, Listing Qualifications Hearings for NASDAQ informing Portal that NASDAQ would delist the Company’s shares of common stock effective with the opening of business on Wednesday, June 29, 2005. In its letter to Portal, NASDAQ cited as reasons for the delisting that the Company had not been able to comply with its periodic reporting requirements for filing its Annual Report on Form 10-K for the year ended January 31, 2005 and its Quarterly Report on Form 10-Q for the quarter ended April 29, 2005 (as required pursuant to Rule 4310(c)(14) of the NASDAQ Marketplace Rules). NASDAQ noted that Portal appeared to be using its best efforts to remedy the filing deficiencies and that the delay in its filings did not appear to result from any intentional wrongdoing or misconduct. However, NASDAQ expressed concern about the number of late SEC filings and the length of time that investors would be without audited financial information. (for additional details see Portal’s Form 8-K dated June 28, 2005);

•	On June 29, 2005 Portal’s common stock ceased trading on NASDAQ exchange and commenced trading on the “pink sheets” under the ticker symbol PRSF.PK (for additional details see Portal’s Form 8-K dated June 28, 2005);

•	On June 30, 2005 Portal announced its preliminary, unaudited financial results for its fourth fiscal quarter and fiscal year ended January 29, 2005 (for additional details see Portal’s Form 8-K dated July 6, 2005);

•	On July 6, 2005 Portal’s management held a conference call to discuss its preliminary, unaudited financial results for its fourth fiscal quarter and the fiscal year ended January 31, 2005 (for additional details see Portal’s Form 8-K dated July 12, 2005);

•	On August 31, 2005 Portal’s management held a conference call to discuss its preliminary, unaudited financial results for its first and second fiscal quarters for 2006 (for additional details see Portal’s Form 8-K dated August 31, 2005);

•	On September 1, 2005 the Compensation Committee of Portal’s Board of Directors approved compensation changes to Bhaskar Gorti, in light of his promotion to SVP, Global Sales, Marketing & Alliances (for additional details see Portal’s Form 8-K dated September 8, 2005);

•	On September 13, 2005 Portal announced plans to reduce its workforce by 50 employees and reduce contractor expenses at its international facilities. The estimated restructuring charge related to severance costs and other expenses is estimated to be $2.0 to $2.3 million (for additional details see Portal’s Form 8-K dated September 15, 2005);

•	On November 15, 2005 the Compensation Committee of Portal’s Board of Directors elected to not renew certain change in control severance agreements which were up for renewal, including the agreements with Larry Bercovich, SVP, General Counsel and Secretary, Ronald Kisling, SVP, Finance and Steve Zielenski, SVP, Services. (for additional details see Portal’s Form 8-K dated November 21, 2005);

•	On November 28, 2005 Portal announced that it will restate its previously issued financial statements for the first, second and third quarters of fiscal 2005 and indicated it would revise its preliminary financial information for the fourth quarter of fiscal 2005 and the first two quarters of fiscal 2006 (for additional details see Portal’s Form 8-K dated November 28, 2005);

•	On December 23, 2005 Portal amended its information announced previously on November 28, 2005 per the request of the SEC (for additional details see Portal’s Form 8-K dated December 23, 2005);

•	On December 30, 2005 Portal amended its information announced on December 23, 2005 and previously on November 28, 2005 due to a typographical error in the financial charts within the Form 8-K (for additional details see Portal’s Form 8-K dated December 30, 2005);

•	On January 9, 2006 Portal’s Board of Directors approved changes to the Board members’ compensation plan (for additional details see Portal’s Form 8-K dated January 13, 2006);

•	On January 23, 2006, Portal entered into Severance Agreements with Larry Bercovich, SVP, General Counsel and Steve Zielenski, SVP, Services to replace the Change in Control Agreements previously in effect for these individuals (for additional details see Portal’s Form 8-K dated January 27, 2006);

•	On February 8, 2006, Portal announced its preliminary fourth quarter and fiscal 2006 financial and other business information (for additional details see Portal’s Form 8-K dated February 8, 2006);

•	On February 17, 2006, Portal entered into a Lease Termination Agreement with Symantec Corporation (for additional details see Portal’s Form 8-K dated February 22, 2006);

•	On February 27, 2006, Portal’s Compensation Committee approved cash bonuses to Marc Aronson and Larry Bercovich in the amount of $15,000 each (for additional details see Portal’s Form 8-K dated March 3, 2006);

•	On March 1, 2006, Portal agreed with Steve Zielenski, SVP, Services, to amend his severance package (for additional details see Portal’s Form 8-K dated March 3, 2006);

•	On March 17, 2006, Portal’s Compensation Committee approved base salary increases to Marc Aronson, Maury Austin and Larry Bercovich (for additional details see Portal’s Form 8-K dated March 17, 2006);

•	On March 21, 2006, Portal’s Compensation Committee approved modifications to annual compensation of Dave Labuda and Bhaskar Gorti, and on March 22, 2006, Portal amended the Lease Termination Agreement with Symantec (for additional details see Portal’s Form 8-K dated March 27, 2006);

•	On April 7, 2006, Symantec Corporation assumed certain leases held by Portal pursuant to the terms of the Lease Termination Agreement between Portal and Symantec, as amended, as previously disclosed on Forms 8-K filed February 22, 2006 and March 27, 2006. Portal will pay Symantec $5.0 million on or before September 30, 2006 for the termination of the leases (for additional details see Portal’s Form 8-K dated April 13, 2006);

•	On April 11, 2006, Portal and Oracle Corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Oracle will acquire all of the shares of the Company’s common stock for a purchase price of $4.90 per share, in cash (for additional details see Portal’s Form 8-K dated April 17, 2006);

•	On April 11, 2006, the Company and Computershare Trust Company, N.A., formerly Equiserve Trust Company, N.A., as Rights Agent, entered into Amendment No. 1 (the “Rights Agreement Amendment”) to the Rights Agreement dated August 16, 2002 (the “Rights Agreement”). The effect of the Rights Agreement Amendment is to permit the execution of the Merger Agreement and the performance and consummation of the transactions contemplated by the Merger Agreement, including the Offer and the Merger (as defined in the Merger Agreement), without triggering the separation or exercise of the Rights (as defined in the Rights Agreement) or any adverse event under the Rights Agreement (for additional details see Portal’s Form 8-K dated April 17, 2006);

•	On April 11, 2006, Portal’s Board of Directors approved amendments to the change in control severance agreements for David S. Labuda, Bhaskar M. Gorti and Marc Aronson, provided such amendments will be null and void and have no effect if the Merger is not consummated (for additional details see Portal’s Form 8-K dated April 17, 2006);.

•	On April 26, 2006, Portal filed a Solicitation/Recommendation Statement on Schedule 14D-9 related to the tender offer by Oracle Corporation under which Oracle is offering to purchase all outstanding shares of the Company’s common stock at a price of $4.90 per share, as disclosed in the Tender Offer Statement on Schedule TO filed by Oracle with the SEC on April 25, 2006 (for additional details see Portal’s Schedule 14D-9 dated April 26, 2006 and subsequent amendments on Schedule 14D-9/A dated May 10, 2006, May 17, 2006 and May 23, 2006); and

•	On May 17, 2006, Portal announced its preliminary first quarter fiscal 2007 business results (for additional details see Portal’s Form 8-K dated May 24, 2006).

ITEM 2.	PROPERTIES

Portal currently has significant excess facility space. We lease a four-story building for our headquarters in Cupertino, California consisting of approximately 142,700 square feet. As of January 31, 2005, we were occupying approximately 104,300 square feet and had listed the vacant space for sub-lease. We also lease a three-story building in Cupertino, California consisting of approximately 93,200 square feet, of which 61,900 square feet are sublet to three tenants committed to short term leases expiring from 2006 through 2008, with renewal options. We lease both Cupertino, California premises under leases expiring in December 2010. We have leased approximately 39,600 square feet for our regional headquarters facilities in Slough, United Kingdom, under a lease expiring in 2021, of which 23,219 square feet are sub-leased to third parties through 2010. In addition to our principal office space in Cupertino, California and the UK, we also lease facilities and offices in California, and Texas, and internationally in Hong Kong, Germany and Japan. These leases are for terms expiring at various times through March 2021. Of these additional facilities we only occupy space in Japan — the other spaces are vacant or sublet. We also own two buildings in Quickborn, Germany comprising approximately 20,526 square feet of space. One of these two buildings is sublet to active tenants, and we occupy the other building. Finally, we have a number of small executive suites around the world, each on a short-term renewable lease. We believe that the facilities we currently lease and own are sufficient to meet our needs through the next twelve months.

Since January 31, 2005 we have worked on either terminating or subletting excess properties worldwide. As of March 2006 several changes have occurred in our real estate portfolio. The lease in Bad Hamburg, Germany expired on May 31, 2005. Our leases in Munich, Germany and Plano, Texas expired on March 31, 2006 and our lease in Folsom, California will expire on June 10, 2006. We vacated the Slough facilities on July 15, 2005 to move into executive suites in Maidenhead under short term lease arrangements. This allowed us to put the second floor of the Slough facilities on the market for sublet. Finally, we continue to negotiate for termination or sublet of excess space in Hong Kong.

On February 17, 2006, Portal entered into a Lease Termination Agreement with Symantec Corporation, which agreement was amended on March 22, 2006, regarding the office space located at 10200 South De Anza Boulevard, Cupertino (“De Anza”) and 10201 Torre Avenue, Cupertino (“Torre”), the two California facilities mentioned above. Under the terms of the Agreement, we are committed to pay $5 million to Symantec in consideration of Symantec terminating the leases on De Anza and Torre. Under the terms of the current agreement, we will surrender the De Anza premises by September 30, 2006, or later under certain specified circumstances, and the Torre premises over a period of time as specified in the Agreement. We intend to relocate our corporate headquarters within the immediate area of our current Cupertino headquarters. We expect to reduce future lease liabilities by up to $46 million.

There is currently a large amount of vacant commercial real estate in the cities in which our leased facilities are located. Moreover, currently prevailing rental rates in many locations are substantially lower than those that we are obligated to pay under the leases. We have encountered and may continue to encounter significant difficulties or delays in subleasing such surplus space and may not be able to sublease it for rents equal to or greater than those which we are obligated to pay. To the extent that we are unable to sublease surplus space at an amount equal to our rent obligations for that space or to the extent sublessees fail to perform their obligations to pay rent, we could incur greater operating expenses than we have planned or included within previously accrued restructuring charges. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and adversely affect our financial results for that period. Furthermore, an inability to sublease such space may adversely affect our planned uses of cash and our capital resources (see Management’s Discussion and Analysis regarding Accrued Restructuring Charges under Critical Accounting Policies and Note 4 of Notes to Consolidated Financial Statements.)

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

On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The underwriter defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Portal case. We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of our company and the individual defendants for the conduct alleged in the action to be wrongful.

The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against the underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. Pursuant to those agreements Portal’s insurers would participate in an undertaking to guarantee a minimum recovery by the plaintiffs. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers (including Portal) are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. It is anticipated that any potential financial obligation of Portal to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance.

Therefore, we do not expect that the settlement will involve any payment by Portal. Based on the amount of Portal’s insurance and agreement of the insurers to cover legal expenses after June 1, 2003, Portal does not anticipate additional expenses or liability if the settlement is approved. We are currently not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Portal’s insurance carriers should arise, Portal’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, Portal’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the underwriter defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on April 24, 2006, but has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement. To the extent the settlement agreement is not approved, we will vigorously defend the action.

On November 13, 2003 Portal announced that its results for the quarter ended October 31, 2003 would be lower than previously estimated. On November 20, 2003 a purported class action complaint was filed in the United States District Court for the Northern District of California against Portal, and certain of its officers and directors. The lawsuit claims to be on behalf of all persons who purchased Portal shares from May 20, 2003 through November 13, 2003 (the “Class Period”). Several similar class actions have also been filed in the same court based on essentially the same facts and allegations. These cases were consolidated on February 4, 2004 and a lead plaintiff and lead plaintiff’s counsel were appointed on March 25, 2004. On May 24, 2004, the lead plaintiff filed a consolidated amended complaint alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, arising from allegations that during the Class Period, Portal recognized revenue improperly and failed to disclose declining demand for its products and services. The consolidated amended complaint seeks damages in an unspecified amount. The defendants moved to dismiss this complaint on July 6, 2004 and the hearing on the motion was scheduled for September 30, 2004. On September 23, 2004, the lead plaintiff filed a motion for leave to file an amended complaint and requested continuance of the hearing to allow them time to prepare a proposed amended complaint. The court allowed plaintiff 60 days to file a motion for leave to amend, along with the required proposed amendment and took the original hearing date off calendar. The lead plaintiff’s motion for leave to amend and the proposed amended complaint were due to be filed by or about November 29, 2004. Lead plaintiff filed a second amended complaint on November 29, 2004. The second amended complaint purports to add a new plaintiff that may have purchased shares in, or traceable to, the September 2003 secondary offering and to add claims under Sections 11 and 12(a) of the Securities Act on the basis that the registration statement for the secondary offering contained allegedly material misstatements or omissions. The defendants moved to strike the second amended complaint on December 2, 2004. On December 7, 2004 the Court set a briefing schedule for the motion to strike. Plaintiffs filed a motion for leave to amend on December 22, 2004 correcting their failure to file the motion concurrent with the proposed second amended complaint. Defendants filed an opposition to the motion for leave to amend on January 6, 2005. A hearing on defendants’ motion to strike on plaintiffs’ motion for leave to amend was held on January 27, 2005. On March 10, 2005, the court granted plaintiffs’ motion for leave to amend and terminated as moot defendants’ motions to dismiss the consolidated amended complaint and to strike the improperly filed consolidated second amended complaint. The defendants moved to dismiss the consolidated second amended complaint on April 15, 2005. On May 19, 2005, plaintiffs filed their third consolidated amended complaint. The defendants moved to dismiss the third consolidated amended complaint on June 2, 2005, and a hearing on this motion was conducted on July 7, 2005. On August 10, 2005, the Court issued an order granting defendants’ motion to dismiss the third consolidated amended complaint as to all asserted claims and allowing plaintiffs leave to file a fourth consolidated amended complaint on or before October 11, 2005. On October 11, 2005, plaintiffs filed their fourth consolidated amended complaint. Defendants filed a motion to dismiss the fourth consolidated amended complaint on December 9, 2005. Plaintiffs filed an opposition to defendants’ motion to dismiss on February 8, 2006 and defendants’ reply brief in support of the motion to dismiss was filed on March 8, 2006. A hearing on the motion to dismiss took place on March 23, 2006 and an opinion will be issued at a later date. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of Portal. However, depending on the amount and timing, an unfavorable resolution of these matters could materially affect our future results of operations or cash flows in a particular period. We believe the lawsuits are without merit. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.

On November 17, 2003, a stockholder derivative action was filed in the Superior Court of California, County of San Mateo against the members of the Board of Directors and certain officers of Portal alleging breach of fiduciary duty and other violations of state law. A second similar action was filed in the Superior Court of California, County of San Mateo on November 25, 2003. These complaints were based on allegations that the defendants misrepresented Portal’s financial projections in connection with the quarter ended October 31, 2003 and that certain of the defendants violated state laws relating to insider trading. The actions seek damages in an unspecified amount, disgorgement of improper profits and attorney’s fees, among other forms of relief. In February 2004, both derivative actions were transferred to Santa Clara County Superior Court. The plaintiff in the second action agreed, and the Court so ordered, to voluntarily dismiss this complaint without prejudice. The plaintiff in the first filed action filed an amended complaint on or about September 29, 2004. The amended complaint reiterated the allegations in the original complaint and added allegations from the federal securities litigation that Portal recognized revenue improperly and failed to disclose declining demand for its products and services as well as allegations based on the Company’s financial results in the second quarter of fiscal 2005 and the restatement of the first quarter of fiscal 2005 financial statements. On March 23, 2005, the parties to the derivative action filed a stipulation of settlement with the Superior Court and the Court entered an order approving the stipulation of settlement and dismissed the lawsuit with prejudice on April 5, 2005. The settlement did not have a material financial impact to our company.

On April 21, 2006, a putative class action lawsuit was filed in the Superior Court of California, County of Santa Clara against the Company and the members of the Board of Directors. The case is captioned William Dashiell v. Portal Software Inc., et al, Case No. 106CV062133. The complaint alleges that the Board of Directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing by approving the merger agreement and the transactions contemplated by the merger agreement. The complaint alleges, among other things, that the defendants were motivated by virtue of the proposed indemnification agreements Oracle would provide them with and did not engage in sufficient efforts to obtain the best offer possible for stockholders. The complaint seeks, among other things, an injunction prohibiting the Company from consummating the transaction, imposition of a constructive trust for any benefits improperly received by the Company and the members of the Board of Directors, as well as attorneys’ fees and costs. Defendants filed a demurrer to the complaint on May 3, 2006. Defendants also filed a motion for protective order on May 10, 2006. Plaintiff submitted a peremptory challenge against Judge Komar on May 10, 2006. The Company believes that the lawsuit is without merit and intends to defend vigorously the case.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on January 26, 2005. At the Annual Meeting, the following matters were submitted to a vote of stockholders and were approved with the votes cast on each matter indicated (there were no broker non-votes):

1. The election of two Class II Directors. Mr. Richard A. Moran and Ms. Karen Riley were nominees for election and were the only directors elected at the meeting. Mr. Moran’s election was approved with 29,719,591 shares voting for and 802,028 shares voting against. Ms. Riley’s election was approved with 29,777,017 shares voting for and 744,602 share voting against. The terms of office as director of each of the following directors continued after the meeting: Robert Bond, Robert Eulau, John E. Little, J. David Martin, Richard A. Moran and Karen Riley.

2. The ratification of the appointment of Ernst & Young LLP as independent auditors for Portal for the fiscal year ending January 31, 2005 was approved with 30,334,138 shares voting for, 169,806 shares voting against and 17,675 shares abstaining.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 31, 2005, Portal Software, Inc. common stock, par value $0.001, traded on NASDAQ under the symbol “PRSF”. On June 29, 2005, NASDAQ delisted Portal’s common stock from the NASDAQ National Market for failing to meets listing requirements, specifically with respect to timely filing of its periodic reports with the SEC. Since that time, Portal’s stock has traded on the “Pink Sheets” under the ticker symbol “PRSF.PK”, operated by Pink Sheets, LLC. The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real-time. Pink Sheets is neither a Securities and Exchange Commission (SEC) registered Stock Exchange or a Broker-Dealer. The price per share reflected in the table below represents the range of high and low sale prices for Portal common stock as reported on NASDAQ for the quarters indicated. All prices have been adjusted for a one-for-five reverse stock split that was effected on September 26, 2003. The closing sale price of Portal’s common stock as reported in the Pink Sheets on May 24, 2006 was $4.88. The number of stockholders of record of Portal’s common stock as of May 24, 2006 was 277.

	High	Low
Fiscal 2004:
Quarter ended May 2, 2003	$7.65	$3.30
Quarter ended August 1, 2003	$16.95	$6.75
Quarter ended October 31, 2003	$18.65	$11.50
Quarter ended January 30, 2004	$16.49	$5.29

Fiscal 2005:
Quarter ended April 30, 2004	$8.50	$5.35
Quarter ended July 30, 2004	$5.47	$2.45
Quarter ended October 29, 2004	$3.93	$2.14
Quarter ended January 28, 2005	$3.73	$2.14

Dividend Policy

Portal has never paid cash dividends on its capital stock. Portal currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected consolidated financial data for Portal for the past five fiscal years. To better understand the data in the table, investors should also read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Portal and the Notes to Consolidated Financial Statements included elsewhere in this report. The basic and diluted net loss per share computations exclude outstanding stock options, potential shares of common stock (options and common stock) subject to repurchase rights held by Portal, preferred stock and warrants, since their effect would be anti-dilutive. See Note 1 of Notes to Consolidated Financial Statements for a detailed explanation of the determination of the shares used to compute basic and diluted net loss per share. Basic and diluted net loss per share and shares used in computing basic and diluted net loss per share have been adjusted to reflect the impact of a one-for-five reverse stock split, which became effective on September 26, 2003 (see Note 6 of Notes to Consolidated Financial Statements). The historical results are not necessarily indicative of results to be expected for any future period.

	Years ended January 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
License fees	$15,153	$39,566	$44,481	$70,598	$180,334
Services	78,540	87,187	76,609	84,192	87,973

Total revenues	$93,693	$126,753	$121,090	$154,790	$268,307

Loss from operations (1) (2)	$(85,059)	$(38,719)	$(72,460)	$(394,900)	$(11,224)
Net loss (1) (2)	$(86,882)	$(40,191)	$(72,212)	$(395,500)	$(2,307)
Basic and diluted net loss per share	$(2.04)	$(1.05)	$(2.05)	$(11.50)	$(0.07)
Shares used in computing basic and diluted net loss per share	42,519	38,163	35,278	34,398	31,973

(1)	Includes restructuring costs of $8.1 million and $36.5 million for fiscal 2005 and 2003 respectively, and reductions in long-lived assets and intangibles due to impairment of $2.0 million for fiscal 2003.
(2)	Includes write-down of impaired goodwill of $194.5 million in fiscal 2002.

	As of January 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$26,980	$43,020	$21,502	$36,318	$69,323
Short-term investments	18,223	39,884	30,641	75,463	141,275
Working capital (deficit)	(13,957)	53,969	20,920	59,808	181,355
Restricted long-term investments	14,470	13,164	13,412	15,414	3,466
Total assets	112,123	158,155	123,734	213,206	630,054
Current and long-term deferred revenue	57,946	28,891	23,955	37,466	66,937
Current and long-term accrued restructuring costs	25,171	27,984	40,321	34,981	—
Other current and long-term liabilities	48,651	28,749	23,639	38,824	76,728
Stockholders’ equity (deficit)	(19,645)	72,531	35,819	101,935	486,389

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Business

We develop, market, provision and support billing and revenue management solutions primarily for global communications and media markets. Our convergent platform is designed to enable service providers to invoice for and derive revenue from voice, data, video and content services with multiple networks, payment models, pricing plans and value chains.

We believe that the growth and rapid change in the global communications and media markets provide a unique opportunity for our solutions which provide real-time, flexible and scalable solutions for these markets. To fully realize this opportunity, we must expand our penetration in this market to enable us to increase our revenues and to achieve profitability and positive cash flow.

During September 2004, we combined our four separate regional sales and services organizations into one integrated worldwide sales and services organization. This change supports a focus on key customers and target markets, reduces costs and strengthens the connection between our company and our customers.

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

Beginning with fiscal 1997, substantially all of our revenues have come from the license of a unified enterprise product line and from related services. Revenues are primarily derived from contracts with global communications and media markets and consist of Portal licenses, professional services, engineered solutions and maintenance and support fees. Software license revenues are comprised of perpetual or multi-year license fees. Fees from professional services are derived from the following services: implementation services, operational support services, business consulting and training (“Professional Services”). Maintenance and support fees are derived from agreements that provide technical support and include the right to unspecified upgrades on a when-and-if available basis. Fees from engineered solutions are derived from products or functionality developed for customers.

We have established a number of relationships with systems integrators and hardware, software and service providers. We have derived, and anticipate that we will continue to derive, some portion of our revenues from customers that have significant relationships with our integration and platform partners. In addition, we believe that in the future a larger portion of our services revenues may be based on fixed price contracts. For stand-alone

Professional Services arrangements, this could result in a higher portion of revenue being recognized on a proportional performance basis, subject to milestone payments, where failure to reach project milestones and obtain customer acceptance in a quarter could have an adverse impact on revenue in that quarter. Also, beginning in the second quarter of fiscal 2005 the Company ceased to maintain VSOE of fair value for Professional Services, and as a result, revenues from multiple element arrangements which include software license and Professional Services will be deferred until completion of all Professional Services. In addition, our margins and overall profitability on fixed price contracts could be more difficult to estimate than for time and materials contracts. For a description of factors that may affect our future results see “Risks Associated with Our Business and Future Operating Results.”

A substantial portion of our total revenues continue to be derived from international operations. For the fiscal year ended January 31, 2005, international revenues were 85% and North America revenues were 15% of our total revenues compared to international revenues of 77% and North America revenues of 23%, for the fiscal year ended January 31, 2004. As a result, we face exposure to the inherent risks associated with international operations. During fiscal 2005 and 2004, the U.S. dollar exhibited significant volatility against the Euro, Japanese Yen and British Pound, which are the major functional currencies of our international subsidiaries based in Europe and Asia. We may experience a material adverse impact to our future operating results if we are unable to effectively minimize or hedge our exposures created by revenues and expenses denominated in the local currencies of our international subsidiaries.

Financial

We adopted a 52/53 week fiscal accounting year commencing with the 2004 fiscal year. Each quarter consists of 13 weeks ending on a Friday. Fiscal 2005 began on January 31, 2004, the day following the last day of fiscal 2004, and ended on January 28, 2005. For consistency of presentation, all references as of and for the periods ended January 31, 2005, 2004 and 2003 reflect amounts as of and for the periods ended January 28, 2005, January 30, 2004 and January 31, 2003, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that the estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a periodic basis, and the audit committee has reviewed our disclosure relating to such estimates in this annual report on Form 10-K.

We believe the following areas contain significant judgments and estimates that are critical to the application of our accounting policies and the preparation of our consolidated financial statements:

•	revenue recognition;

•	deferred costs;

•	loss accruals;

•	allowance for doubtful accounts;

•	accrued restructuring charges; and

•	accounting for income taxes.

Refer to Note 1, “Significant Accounting Policies”, in Notes to Consolidated Financial Statements included in this Form 10-K for a more detailed discussion of the Company’s policies.

Revenue Recognition

Because the Company enters into both single element arrangements to provide Professional Services and engineered solutions and multi-element arrangements involving software licenses, related maintenance and support, Professional Services and engineered solutions, the Company’s revenue recognition policies are complex and require the application of significant judgment. Specific areas requiring the application of significant judgment are:

•	Identifying linked arrangements;

•	Determining the existence of Vendor-Specific Objective Evidence (“VSOE”) of fair value;

•	Determining the proportional performance on fixed-price Professional Services arrangements; and

•	Determining the credit-worthiness of the customer.

The Company’s key revenue recognition concepts and policies are summarized below. Refer to Note 1, “Significant Accounting Policies”, in Notes to Consolidated Financial Statements included in this Form 10-K for a more detailed discussion of the Company’s revenue recognition policies.

Revenues are derived primarily from contracts with global communications and media market companies and consist of software license fees, Professional Services, engineered solutions, and maintenance and support fees. Software license revenue is generally comprised of perpetual or on occasion, multi-year (“term”) license fees. Fees from Professional Services are derived from the following services: implementation services, operational support services, business consulting and training. Fees from engineered solutions are derived from products or functionality developed for customers, which are frequently made generally available to all customers. Maintenance and support fees are derived from agreements that provide technical support and include rights to unspecified upgrades on a when-and-if available basis.

As a result, the Company generally recognizes revenue pursuant to the requirements of Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions, and related amendments. Under these pronouncements, revenue is recognized when the following conditions (“Basic Criteria”) exist:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Delivery has occurred;

•	Collectibility is probable.

Identifying Linked Arrangements

Separate arrangements are considered linked and part of a multiple element arrangement when the commercial negotiations for each arrangement were conducted in close proximity or with the knowledge of each other, such that the negotiation or execution of any of these arrangements could have influenced the negotiated terms or pricing of the other arrangement(s). Our revenue arrangements frequently include multiple elements consisting of a combination of software licenses, Professional Services and maintenance and support, and, on occasion, engineered services. Because these elements are delivered at different times; software licenses are typically delivered upon execution of the agreement, Professional Services and engineered services are generally delivered over several months and maintenance and support are typically delivered over 12 months, revenue must be allocated between total fees in accordance with SOP 97-2, SOP 98-9 and related amendments.

We review contracts negotiated within close proximity as well as those under negotiation at the end of each accounting period and consider customer discussions with both Company legal personnel and sales representatives involved in the sales activity to identify contracts that should be evaluated as part of a multiple element arrangement. The key indicators of linked arrangements which require significant judgment are:

•	The agreements were executed in close proximity to each other. The Company considers agreements entered into within 3 months of each other or under negotiation at the time the other agreement(s) were executed to be linked absent objective information to the contrary. Agreements executed within the 6 months prior to execution of an agreement are evaluated for other indicators of linkage.

•	The different elements are closely interrelated or interdependent in terms of design, technology, or function.

•	The fee for one or more contracts or agreements is subject to adjustment, refund or forfeiture based upon the performance (or failure to perform satisfactorily) of the other arrangement.

•	One or more elements in one contract or agreement are essential to the functionality of an element in another contract.

•	Payment terms under one contract or agreement coincide with the performance criteria of another contract or agreement.

•	Arrangements with separate parties may be considered linked if the negotiations were conducted jointly or coordinated between all parties.

•	The payment terms of one arrangement coincide with the expected completion date of another arrangement or contract.

Should a stand-alone agreement be subsequently determined to be part of a multiple element arrangement, revenue under the agreement would be deferred pending completed delivery of the elements without VSOE of fair value. As a result, the determination of linked arrangements has a substantial and material impact upon the revenue recognition treatment of the Company’s contracts.

Determining the Existence of Vendor-Specific Objective Evidence (“VSOE”) of Fair Value

License fee arrangements are always sold with maintenance and support for an initial period, typically one year. Accordingly, the Company typically recognizes license revenue in these arrangements under the residual method in accordance with SOP 98-9. Under the residual method, the Company must establish Vendor-Specific Objective Evidence of Fair Value (“VSOE”) for each undelivered element. VSOE is based upon the price for those elements when they are sold separately or the price set by management having the proper authority prior to being sold separately. The Company has maintained VSOE for maintenance and support for all periods presented based on the pricing when sold separately. Total fees from the arrangement are first allocated to maintenance and support based upon VSOE. Fees allocated to maintenance and support are deferred and recognized as service revenue on a straight line basis over the life of the related agreement, which is typically one year. The residual amount of total fees, after the allocation to maintenance and support, is recognized as license revenue upon license delivery, assuming the Basic Criteria and all other revenue recognition requirements have been met.

VSOE of fair value is maintained by consistently pricing a particular element (for example, maintenance and support) at the same price when it is sold separately. The Company must exercise judgment in determining the level of consistency that it deems appropriate to establish or maintain VSOE of fair value for a particular element. The Company analyzes all sold separately transactions for pricing consistency against the Company’s published pricing guidelines for a particular element and considers it necessary for a substantial majority of these transactions to be priced consistent with the Company’s price guidelines for VSOE of fair value to be maintained.

At the beginning of the first quarter of fiscal 2005, our Chief Operating Officer resigned resulting in increased discretion over project pricing by regional General Managers. Additionally, during this quarter, we launched an initiative to improve our gross margins on our consulting projects. As part of this initiative, we hired experienced Professional Services managers and focused project pricing around achievement of minimum margin thresholds, rather than on published price lists. As a result of these changes, subsequent to the first quarter of fiscal 2005, we ceased to maintain VSOE of fair value for Professional Services.

Accordingly, the Company defers all revenue from agreements that include software license arrangements, maintenance and support and Professional Services while there are undelivered elements for which the Company does not have VSOE (e.g. Professional Services), until all undelivered elements without VSOE have been fully delivered in accordance with SOP 97-2, SOP 98-9 and related amendments. Once undelivered elements without VSOE have been delivered, all revenue (generally license and Professional Services), except for revenue related to undelivered elements for which VSOE exists (generally maintenance and support) is recognized on a ratable basis over the remaining term of the arrangement. The revenue related to remaining undelivered elements for which VSOE does exist (e.g. maintenance and support) is recognized as the services are delivered.

Because the Company does not have VSOE in any period presented for engineered solutions and because engineered solutions provide essential functionality to related software licenses, similar to Professional Services described above all revenue from arrangements that include engineered solutions is deferred until the engineered solutions are delivered, as described above in Engineered Solutions in Single Element Arrangements, and there are no other undelivered elements without VSOE.

The Company’s preliminary analysis for fiscal 2006 suggests the Company may have ceased to maintain VSOE of fair value for maintenance and support at some point during fiscal 2006. If the Company concludes that it has ceased to maintain VSOE of fair value for maintenance and support, the period over which license and Professional Services fees that are part of multiple element arrangements including maintenance and support are recognized, will be significantly extended.

Determining the Proportional Performance on Fixed-price Professional Services Arrangements

Revenue from Professional Services contracts, including both fixed price and time and materials arrangements, is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) Number 104, Revenue Recognition (“SAB 104”). The Company recognizes revenue from service contracts without customer acceptance provisions as the services are performed. If the contract includes customer specific acceptance provisions, including milestones, the revenue is deferred until customer acceptance.

Upon attainment of contractual milestones and receipt of formal customer acceptance, amounts billable upon milestone achievement and acceptance are recognized as revenue to the extent the amount does not exceed the amount of revenue that would be recognized on a proportional performance basis as measured by the relationship between contract costs incurred to date and the estimated total costs. The Company periodically reviews the estimated total contract costs during the life of the contract. In the event that a milestone has not been reached or customer acceptance has not been obtained, the revenue is deferred until milestone achievement and receipt of customer acceptance.

We estimate proportional performance on contracts with fixed or “not to exceed” fees utilizing costs incurred to date as a percentage of total estimated costs to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is deferred until we receive final acceptance from the customer. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the proportional performance method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

Determining the Credit-worthiness of the Customer

The Company prepares a credit evaluation of each customer using industry credit reports and customer financial statements to determine the credit worthiness of the customer. Despite the availability of this information, judgment is required in setting the appropriate limits for each customer. In addition, a customer’s financial status can change quickly resulting in changes to the collectibility of accounts receivable. Collectibility is one of the Company’s basic criteria for revenue recognition. Revenue will be recognized upon cash receipt for any customer that is not deemed credit worthy.

Deferral of Costs of Revenue

The Company generally defers costs directly related to and identifiable with Professional Services and engineering solutions not intended to be made generally available when i) costs incurred exceed revenue recognized to date, ii) the Company has probable and objectively supportable evidence that deferred costs will be recoverable through deferred revenue and/or future billings and iii) the project will not result in a loss as outlined in Note 1, “Significant Accounting Policies”, in Notes to Consolidated Financial Statements included in this Form 10-K. Significant judgment is required in determining when to defer costs with respect to the Company’s evaluation of probable and objectively supportable evidence of project profitability, especially in assessing its estimates of costs to complete Professional Services contracts. Estimates of costs to complete projects are made by project managers and reviewed on a regular basis. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. The Company routinely compares prior estimates with current estimates to measure changes in the Company’s project cost estimates.

Cost/Loss Accruals

When the Company’s project estimates indicate that a loss or negative margin is expected to result upon the completion of a project (based on direct and identifiable costs), the Company accrues costs in an amount to bring the net negative margin of the project recognized to date up to the amount of the expected negative net margin upon completion. The Company’s judgments on its estimates of costs to complete Professional Services contracts are critical to accurately assessing project losses upon completion. As described above in the accounting for deferred costs, estimates of costs to complete projects are made by project managers and reviewed on a regular basis. The Company routinely compares prior estimates with current estimates to measure changes in the Company’s project cost estimates.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established through a charge to general and administrative expenses. This allowance is for estimated losses resulting from our customers’ inability to make required payments. It is a significant estimate and is regularly evaluated for adequacy by taking into consideration factors such as past experience, credit quality of the customer, age of the receivable balance and current economic conditions that may affect a customer’s ability to pay. The use of different estimates or assumptions could produce different allowance balances. Our customer base is highly concentrated in the telecommunications and information service provider industries. Several of the leading companies in these industries have experienced financial difficulty. If collection is not probable at the time the transaction is consummated, we do not recognize revenue until cash is collected. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accrued Restructuring Charges

Over the past few years, we implemented restructuring plans that were a combination of reductions in workforce, consolidation and closure of facilities and the disposal of associated assets. The restructuring charges were based on actual and estimated costs incurred in connection with these restructuring plans and include employee severance and benefit costs, write-off of property and equipment, costs related to leased facilities vacated, and cash flows from actual or anticipated subleasing arrangements. We have accrued restructuring charges for lease commitments, net of estimated projected sublease income, for the various facilities included as part of the restructuring. The assumptions we have made are based on the current and expected future market conditions in the various areas where we have vacant space and necessarily entail a high level of management judgment supported by advice from third party specialists. Our assumptions and judgments include such factors as future changes in property occupancy rates, the future rental prices charged for comparable properties and the future general economic condition of the areas in which our facilities are located. These changes, as well as the timing of the execution of restructuring plans and changes to prior restructuring cost estimates, could materially affect our accrual. If, in future periods, it is determined that we have over-accrued restructuring charges for the consolidation of certain facilities, the reversal of such over-accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

Severance costs, benefit costs and all other costs associated with restructuring plans executed prior to our third fiscal quarter of 2005 were accounted for in accordance with Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring, (“EITF 94-3”). The restructuring plan implemented in the third quarter of fiscal 2005 was accounted for, and all future restructuring plans, including the subsequent restructuring event in the third quarter of fiscal 2006 (see Results of Operations, Restructuring Charges), will be accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS 146”).

Accounting for Income Taxes

We make judgments regarding the potential outcomes of pending or possible future audits in tax jurisdictions and related tax payments which may be required. These judgments are supported by advice from local tax experts in those jurisdictions. If the authorities in a specific tax jurisdiction successfully disagreed with our methodology, it may cause a material increase or decrease to our provision for income taxes in a particular period.

We currently have $177.9 million of deferred tax assets, mostly arising from net operating losses, tax credits, accruals and timing differences, and $5.6 million of deferred tax liabilities. Our deferred tax assets net of deferred tax liabilities are offset fully by a $172.3 million valuation allowance. We believe there is sufficient uncertainty regarding the realization of deferred tax assets to require a full valuation allowance. These factors include consideration of past operating results, the competitive nature of our market and the unpredictability of future operating results. Therefore, we continue to provide a valuation allowance on our deferred tax assets as of January 31, 2005. We will continue to assess our ability to realize tax benefits available to us based on actual and forecasted operating results.

RESULTS OF OPERATIONS

Restatement of Fiscal 2005 Quarterly Results

Portal Software, Inc. has restated its quarterly financial data for the first three quarters of fiscal 2005 (the “Restatement”) and revised its previously announced results for the fourth quarter of fiscal 2005. The determination to restate the quarterly consolidated financial statements was made on November 21, 2005 by our management and Audit Committee, in consultation with our independent registered public accounting firm, as a result of our identification of certain individually, and in the aggregate, material errors in such financial statements. Our management has identified multiple significant material weaknesses and significant deficiencies in our internal controls and disclosure controls, as more fully discussed in Part II, Item 9A, Controls and Procedures. The Restatement adjustments were largely identified through additional substantive procedures performed by the Company to validate its financial statements, as well as the annual audit of our financial statements.

See Explanatory Note in front of this Form 10-K and Part II, Item 8: Financial Statements and Supplementary Data, Note 9 of Notes to Consolidated Financial Statements for more information regarding the Restatement. Portal has determined that these errors did not materially impact its annual or quarterly financial statements for any prior years.

Status of Fiscal 2006 Financial Statements

Portal’s fiscal 2006 ended on January 31, 2006. Due to the significant time and resources required to restate and finalize our fiscal 2005 results, we have not, as of the date of this filing, finalized our quarterly or annual fiscal 2006 financial results. Because we have not been able to complete our financial close procedures for our fiscal 2006 quarterly or annual results, we are not able to estimate fiscal 2006 revenues, expenses or net income or loss at this time.

The following table sets forth, for the periods indicated, each item from our consolidated statements of operations, the relative percentage that those amounts represent to consolidated revenues (unless otherwise indicated) and the percentage change in those amounts from period to period. All percentages are calculated using actual amounts rounded to the nearest thousand.

	Years ended January 31,			Percent of revenue Years ended January 31,			Percent increase (decrease)
	2005	2004	2003	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Revenues:
License fees	$15,153	$39,566	$44,481	16%	31%	37%	(62)%	(11)%
Services	78,540	87,187	76,609	84%	69%	63%	(10)%	14%

Total revenues	93,693	126,753	121,090	100%	100%	100%	(26)%	5%

Cost of revenues:
Cost of license fees	208	185	324	—	—	—	12%	(43)%
Cost of services	64,371	56,625	44,505	69%	45%	37%	14%	27%
Amortization and impairment of purchased developed technology	1,995	2,660	4,596	2%	2%	4%	(25)%	(42)%

Total cost of revenues	66,574	59,470	49,425	71%	47%	41%	12%	20%

Gross margin	27,119	67,283	71,665	29%	53%	59%	(60)%	(6)%

Operating expenses:
Research and development	37,553	30,243	35,704	40%	24%	29%	24%	(15)%
Sales and marketing	44,676	45,600	51,900	48%	36%	43%	(2)%	(12)%
General and administrative	29,141	15,472	15,747	31%	12%	13%	88%	(2)%
Stock compensation (benefit) charges	(7,333)	14,687	2,272	(8)%	12%	2%	(150)%	546%
Impairment of long-lived assets and intangibles	—	—	1,956	—	—	2%	—	(100)%
Restructuring charges	8,141	—	36,546	9%	—	30%	—	(100)%

Total operating expenses	112,178	106,002	144,125	120%	84%	119%	6%	(26)%

Loss from operations	(85,059)	(38,719)	(72,460)	(91)%	(31)%	(60)%	120%	(47)%

Interest and other income (expense), net	(1,758)	2,024	3,009	(2)%	2%	2%	(187)%	(33)%

Loss before income taxes	(86,817)	(36,695)	(69,451)	(93)%	(29)%	(58)%	137%	(47)%
Provision for income taxes	65	3,496	2,761	—	3%	2%	(98)%	27%

Net loss	$(86,882)	$(40,191)	$(72,212)	(93)%	(32)%	(60)%	116%	(44)%

Revenues

Fiscal 2005 Compared to Fiscal 2004

Total revenues decreased 26% to $93.7 million in fiscal 2005 from $126.8 million in fiscal 2004. Revenue decreased by $33.1 million primarily due to a $29.1 million increase in deferred revenue. The primary reasons for the increase in deferred revenues were a loss of Vendor-Specific Objective Evidence (“VSOE”) of fair value for Professional Services, and the deferral of revenue from engineered solutions which are deferred until customer acceptance.

In fiscal 2004, the Company maintained VSOE of fair value for Professional Services. License fees in multiple element arrangements were generally recognized upon contract execution and delivery and Professional Services fees were generally recognized over the delivery period as billed or as milestones were met and accepted by the customer. Subsequent to the loss of VSOE of fair value for Professional Services in the second quarter of fiscal 2005, all fees from multiple element arrangements including license, support and maintenance and Professional Services are deferred until delivery of all Professional Services are completed.

Deferred Revenue by type was comprised of the following (in thousands):

Short term deferred revenue	January 31, 2005	January 31, 2004
License	$10,963	$5,834
Professional services	11,108	5,140
Support	16,533	17,917
Engineered solutions	1,752	—

Total short term deferred revenue	$40,356	$28,891

License	$2,943	$—
Professional services	3,160	—
Support	1,964	—
Engineered solutions	9,523	—

Total long term deferred revenue	$17,590	$—

License revenues declined by 62% to $15.2 million in fiscal 2005 from $39.6 million in fiscal 2004 due to a decrease in both the number of and average dollar value of license sales in fiscal 2005 and the increase in the deferral of license fees of $8.1 million due to the loss of VSOE of fair value for Professional Services and linked undelivered engineered solutions The decrease in license fees in fiscal 2005 compared to fiscal 2004 was a result of relatively strong license sales to new customers in fiscal 2004 and a reduction in license purchases by these customers in fiscal 2005 as they integrated and began utilization of their fiscal 2004 license purchases. Sales in fiscal 2005 to new customers did not offset the decline in sales to existing customers.

Total services revenue, including Professional Services, engineered solutions and maintenance and support declined 10% to $78.5 million in fiscal 2005 from $87.2 million in fiscal 2004. The $8.7 million decrease was due to the decline in consulting services resulting from the decline in license sales in fiscal 2005, as such services primarily relate to the implementation of software licenses. The increase in deferred Professional Services of $9.1 million was a result of the loss of VSOE of fair value for such services.

Beginning in late fiscal 2004, Portal began to offer additional products and functionality to certain customers under its engineered solutions services offerings. Through the first quarter of fiscal 2005, we expected these additional products and functionality to be made available exclusively to the customer we contracted with to deliver the product or functionality. As a result, fees received under these agreements were recognized upon delivery and customer acceptance of milestones under these contracts. Portal recognized $1.5 million of revenue in fiscal 2004 and $5.6 million of revenue in the first quarter of fiscal 2005 from these services. In the second quarter of fiscal 2005, Portal executed an agreement with the customer to which it was delivering these engineered solutions that allowed us to make the products and functionality generated by these engineered solutions services generally available to all customers, and Portal elected to do so. As a result, Portal began to defer all revenue from engineered services arrangements as well as all fees from all other elements which were part of multiple element arrangements that included engineered solutions until final delivery and receipt of customer acceptance of the finished product or functionality in accordance with SOP 97-2. Approximately $11.3 million of these engineered solutions fees were deferred at the end of fiscal 2005. A portion of these engineered solutions was delivered in fiscal 2006 and the remaining portion is expected to be delivered in fiscal 2007. As a result, we expect revenues recognized from engineered solutions to increase in fiscal 2006 and 2007 over fiscal

2005. Engineered Solutions revenue is included in services revenue in fiscal 2005 and fiscal 2004. There was no engineered solutions revenue in fiscal 2003.

Maintenance and support revenues increased in fiscal 2005 over fiscal 2004 as a result of maintenance and support fees on a greater installed base from ongoing license sales.

Fiscal 2004 Compared to Fiscal 2003

The increase in revenues in fiscal 2004 over fiscal 2003 was a result of an increased demand for our services, primarily consulting services, offset by a decrease in our license revenues. License fees revenues decreased in fiscal 2004 from fiscal 2003 primarily due to a decline in the volume of orders and average order size. The decline in the average order size in fiscal 2004 was driven by a change in our customer base, which has shifted from internet based companies to wireless operators and content providers. Sales arrangements with wireless operators and content providers have resulted in smaller initial sales of licenses and a larger amount of service fees.

Services revenues increased in fiscal 2004 primarily due to increased demand for our consulting services from wireless operators and content providers. Wireless customers have traditionally purchased smaller licenses initially for internal development purposes. Their approach was to enter into consulting engagements spanning multiple quarters prior to making a decision to purchase additional licenses. Once a decision is made, the customer purchases additional licenses and can go into production with a specific number of subscribers. This contributed to the increase in the overall volume of consulting services performed and a decrease in license revenues in fiscal 2004.

Revenues by Region

The following table shows our revenues by region:

	January 31,		% Change	January 31,		% Change	January 31,
	2005	% Revenue	2005 to 2004	2004	% Revenue	2004 to 2003	2003	% Revenue
	(in thousands, except percentages)
Geographical revenues
United States and Canada	$13,646	15%	(52)%	$28,553	23%	(24)%	$37,590	31%
International
EMEA	55,068	58%	(23)%	71,700	56%	12%	64,100	53%
Rest of World	24,979	27%	(6)%	26,500	21%	37%	19,400	16%

Total International	80,047	85%	(18)%	98,200	77%	18%	83,500	69%

Total revenues	$93,693	100%	(26)%	126,753	100%	5%	$121,090	100%

Revenues from the United States and Canada decreased to $13.6 million in fiscal 2005 from $28.6 million in the prior year. This decline is the result of increases in the deferral of license, maintenance and support, and Professional Services fees of $7.7 million resulting from the loss of VSOE of fair value for Professional Services beginning in the second quarter of fiscal 2005 and a significant transaction with extended payment terms, which delays revenue recognition until the receipt of cash.

Revenues from Europe, the Middle East and Africa (“EMEA”) decreased to $55.1 million in fiscal 2005 from $71.7 million in fiscal 2004 as a result of lower license and consulting services sales due to relatively strong license and consulting services sales to new customers in fiscal 2004 and a reduction in license purchases by these customers in fiscal 2005 as they integrated and began utilization of their fiscal 2004 license purchases, and increased deferrals of license and Professional Services fees resulting from the loss of VSOE of fair value for

Professional Services beginning in the second quarter of fiscal 2005. Sales in fiscal 2005 to new customers did not offset the decline in sales to existing customers.

Rest of World revenues, which include the Asia-Pacific region, Japan, South America and Mexico were $25.0 million in fiscal 2005, which was comparable to $26.5 million in the prior year.

Revenue from the United States and Canada, decreased in fiscal 2004 from fiscal 2003 primarily due to the shift from Internet based customers to customers in the wireless industry. North American wireless carriers largely outsource their billing applications to billing providers, and have not invested significant funds in internal billing projects due to ongoing consolidations within the industry. In addition, we experienced a decline in both volume of orders and our average order size in North America in fiscal 2004 when compared to fiscal 2003.

Revenues for EMEA increased in fiscal 2004 from fiscal 2003 primarily as a result of our success in obtaining new business with wireless and content service providers in this region. Rest of World revenues increased in fiscal 2004 from fiscal 2003 primarily as a result of obtaining new business with a wireless provider in Japan, and with wireless and cable providers in Latin America.

Affiliates majority-owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 23%, 31% and 19% of total revenues during fiscal 2005, 2004 and 2003, respectively. No individual Vodafone affiliate or other customer accounted for more than 10% of revenues during fiscal 2005, 2004 or 2003.

Cost of License Fees

Cost of license fees consists of third-party royalty obligations with respect to third-party technology included in licensed products. Costs increased slightly in fiscal 2005 over fiscal 2004 due to an increase in royalty obligations for third-party technology included in Portal Infranet. In fiscal 2004 compared to fiscal 2003, these costs decreased due to a reduction in reseller commission payments.

Cost of Services

Cost of services consists of direct and identifiable costs of providing Professional Services, and maintenance and support services. These costs are primarily personnel costs for employees and third party contractors. We also include personnel and related costs of employees in our research and development organization to the extent that they work on contractual Professional Services engagements or on engineered solutions for particular customers where the functionality is not expected to be included in our generally available products. The personnel and related costs of employees in our research and development organization performing engineered solutions for particular customers where the functionality is expected to be included in our generally available products are charged to research and development.

Portal defers costs incurred in the delivery of Professional Services to the extent that those costs exceed revenue recognized, the Professional Services are expected to be profitable and the deferred costs are realizable. These cost deferral situations generally occur when the Company defers Professional Services revenue in multiple element arrangements due to the lack of VSOE of fair value for Professional Services or when costs incurred exceed revenues recognized due to incomplete project milestones in stand-alone Professional Services arrangements. In these instances, the Company will defer costs when it is able to assure itself that the project will result in a positive margin. Costs deferred at the end of fiscal 2003 and 2004 were not significant. Costs deferred at the end of fiscal 2005 totaled $5.9 million. The primary reason for the increase at the end of fiscal 2005 was the loss of VSOE of fair value on Professional Services subsequent to the first quarter of fiscal 2005, which resulted in increased deferrals of Professional Services revenues in multiple element arrangements and for which costs are then deferred until completion of the project.

The Company also accrues losses when its estimates of project margin at completion indicate a loss. The amount of the accrual is based on the difference between the amount of the loss estimated to be incurred upon completion of the project and the net profit or loss reflected in the financial statements for the project to date based upon costs incurred and revenue recognized. The Company adjusts its estimates on a quarterly basis and routinely assesses the accuracy of its estimates to continuously improve its ability to accurately estimate its progress on fixed price services engagements. Despite this routine estimation process and assessment, over the course of the engagement, the Company has experienced on a limited number of projects significant changes to its estimates of project margin at completion. A small number of projects that were initially forecast to be profitable were subsequently projected to result in a loss and projected losses have increased over the course of the project. Costs accrued based on loss estimates totaled $2.0 million, $0.6 million and zero at January 31, 2005, 2004 and 2003, respectively.

Cost of services increased to $64.4 million in fiscal 2005 from $56.6 million in fiscal 2004 primarily due to increases in headcount and subcontractor expense for fiscal 2005. These increases in cost occurred despite a decrease in services revenue primarily as a result of increased losses on two projects contracted in fiscal 2004 and two projects contracted in fiscal 2005, as well as an increased mix of contractors compared to employees than in the prior year. Cost of services increased to $56.6 million in fiscal 2004 from $44.5 million in fiscal 2003 largely due to the increase in our consulting revenue, which required additional headcount.

Amortization and Impairment of Purchased Developed Technology

In fiscal 2001, Portal recorded an asset of $13.8 million for purchased developed technology as a result of acquiring Solution42. Purchased developed technology was amortized, on a straight-line basis, over the estimated useful life of three to four years. (See Note 1 of Notes to Consolidated Financial Statements.) The value was determined by using the income approach which estimates the present value of future cash flows from developed technology based on management and industry assumptions and market data. Amortization and impairment of purchased developed technology related to Solution42 was $2.0 million, $2.7 million and $4.6 million in fiscal 2005, 2004 and 2003, respectively. Fiscal 2003 included a $1.4 million impairment charge. Our investment in Solution42 was fully amortized during fiscal 2005.

Gross Margin

	Year ended January 31,
	2005		2004		2003
License Fees	Amount	Revenue Mix	Amount	Revenue Mix	Amount	Revenue Mix
Revenue	$15,153	16%	$39,566	31%	$44,481	37%
Cost of revenue	208		185		324

License fees gross margin	$14,945		$39,381		$44,157

	99%		100%		99%
Services
Revenue	$78,540	84%	$87,187	69%	$76,609	63%
Cost of revenue	64,371		56,625		44,505

Services gross margin	$14,169		$30,562		$32,104

	18%		35%		42%
Amortization and impairment of purchased developed technology	$1,995		$2,660		$4,596
Total
Total revenues	$93,693		$126,753		$121,090
Total cost of revenues	66,574		59,470		49,425

Gross margin	$27,119		$67,283		$71,665

	29%		53%		59%

Our total gross margin was 29%, 53% and 59% in fiscal 2005, 2004 and 2003, respectively. The decline in fiscal 2005 from fiscal 2004 was largely due to lower services margins as well as a lower mix of license revenues, which have a relatively higher gross margin. The decline in total gross margins in fiscal 2004 from fiscal 2003 was also due to lower services margins and a lower mix of license to services revenues. The Company’s total gross margins for fiscal 2006 are expected to improve due to a lower number of loss projects.

Services gross margins declined to 18% in fiscal 2005 from 35% in fiscal 2004 primarily due to four large contracts under which we expect to incur aggregate losses of approximately $9.2 million upon completion of those projects, most of which was recognized in fiscal 2005, and a greater reliance upon higher cost contractors than in fiscal 2004. The losses were due to poor execution and scope management on these projects.

Research and Development Expense

Research and development expenses consist primarily of personnel and related costs for our product development and certain technical support efforts. A substantial portion of our research and development efforts are performed in Bangalore, India through a single subcontractor, Ness Global Services, Inc (“Ness”). Research and development expenses were $37.6 million, $30.2 million and $35.7 million for fiscal 2005, 2004 and 2003, respectively. The $7.4 million increase in fiscal 2005 over fiscal 2004 is primarily due to a $2.2 million increase related to employee headcount, and an increase of $6.5 million in contractor expenses in India attributed to large-scale projects contracted with major customers for delivery of engineered software solutions. The higher headcount and contractor expenses were partially offset by the allocation of $1.9 million of expense to cost of services expense for the work performed by research and development personnel on designated engineered solutions engagements in the first quarter of fiscal 2005. The $5.5 million decrease in fiscal 2004 from fiscal 2003 was primarily due to a shift of our engineering workforce from higher cost U.S. locations to our lower cost operations in Bangalore, India. In addition, facility costs decreased as a result of our restructuring programs initiated in prior years.

In the third quarter of fiscal 2006, in connection with the completion of recent product development milestones, our Board of Directors approved a plan of termination and general restructuring. This plan included termination of approximately 30 research and development employees located in the United States and foreign countries, as well as a reduction of approximately 95 engineers contracted through Ness. See “Restructuring Charges” below for further discussion of this restructuring plan. We expect research and development expenses to decrease slightly in fiscal 2006 compared to fiscal 2005, as reductions in research and development expenses resulting from the third quarter restructuring plan were realized beginning in the fourth quarter of fiscal 2006.

Sales and Marketing Expense

Sales and marketing expenses consist of personnel and related costs for our direct sales force, marketing staff and marketing programs, including trade shows, advertising and costs associated with the recruitment of new, and maintenance of existing, strategic partnerships. Sales and marketing expenses were $44.7 million, $45.6 million and $51.9 million in fiscal 2005, 2004 and 2003, respectively. The $0.9 million decrease in sales and marketing expenses in fiscal 2005 from fiscal 2004 was due primarily to a reduction in the number of sales and marketing personnel, resulting in a cost reduction of $2.5 million partially offset by increased spending of $1.0 million associated with other marketing-related services and $0.6 million in severance costs related to the departure of our COO. The $6.3 million decrease in sales and marketing expenses in fiscal 2004 compared to fiscal 2003 was due primarily to a reduction in the number of sales and marketing personnel and a reduction in facilities costs as a result of our restructuring plan initiated in fiscal 2003.

We expect sales and marketing expenses to decrease in fiscal 2006 from fiscal 2005 by approximately $10.0 to $13.0 million due to reduced headcount and headcount-related expenses such as salaries and benefits, travel, facilities and other expenses. Sales and marketing headcount declined to 81 at the beginning of fiscal 2006 from 153 at the beginning of fiscal 2005.

General and Administrative Expense

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources and information system and facilities expenses not allocated to other departments. General and administrative expenses were $29.1 million, $15.5 million and $15.7 million in fiscal 2005, 2004 and 2003, respectively. General and administrative expenses increased $13.6 million in fiscal 2005 primarily due to an increase in accounting and audit related costs of $9.4 million, increased headcount and contractor costs of $2.8 million to support the financial audit and Sarbanes-Oxley compliance, severance costs related to the departure of our former CEO and CFO of $0.9 million, and other expenses of $0.5 million. General and administrative expenses decreased $0.2 million in fiscal 2004 compared to fiscal 2003 due to decreases in headcount related costs of $1.6 million, decreased expenses of $0.8 million for consultants who assisted in various general and administrative related functions, decreased travel and other miscellaneous expenses of $1.1 million, offset by increases in legal and audit fees of $2.3 million and bad debt expense of $0.9 million.

We expect general and administrative expenses to decrease slightly in fiscal 2006 compared to fiscal 2005. Accounting and auditing fees and contractor costs to support the financial audit and Sarbanes-Oxley compliance will decrease only slightly and will continue to comprise a significant portion of our costs.

Stock Compensation (Benefit) Charges

In fiscal 2003, our Compensation Committee of the Board of Directors approved a plan to reprice stock options for employees (excluding our Chief Executive Officer and members of our Board of Directors). Under this repricing plan, outstanding options to purchase 4,163,894 shares of our common stock with an exercise price greater than $3.45 per share (the closing market price on the date of repricing) were repriced to an exercise price of $3.45 per share. There were no changes to the vesting schedules of these options. These repriced options became subject to variable accounting, which requires their cost or benefit to be remeasured based upon the current fair market value of our common stock at the end of each accounting period until they are exercised or expire. In fiscal 2005 we recorded a stock compensation benefit of $7.3 million due to the decrease in the price of our common stock, compared to a stock compensation charge of $14.7 million and $2.3 million in fiscal 2004 and 2003, respectively. Total shares subject to variable accounting for fiscal 2005 and 2004 were 1,716,887 and 2,475,602 respectively.

The following table shows the amounts of stock compensation charges and benefit that would have been recorded under the following expense categories if it had not been separately stated on the Consolidated Statements of Operations (in thousands):

	Years ended January 31,
	2005	2004	2003
Cost of services	$(1,594)	$3,192	$475
Research and development	(2,698)	5,408	826
Sales and marketing	(2,049)	4,102	636
General and administrative	(992)	1,985	335

Total stock compensation (benefit) charges	$(7,333)	$14,687	$2,272

We do not expect to incur a stock compensation charge in fiscal 2006, as the price of the Company’s stock remained below the exercise price of $3.45 per share.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets and intangibles are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. On at least an annual basis, the estimated future net undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if impairment has occurred. If such assets were deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future net cash flows. The cash flow calculations are based on management’s best estimates, using assumptions and projections it deemed appropriate at the time. In fiscal 2005 and 2004 there were no charges recorded related to impairment of long-lived assets and intangibles.

During the third quarter of fiscal 2003, we recorded a charge of $2.9 million in impairment of assets related to computer equipment and software that we abandoned. Of the total impairment charge, $1.4 million was related to third-party software for which some of the functionality was previously integrated into our product. Due to reductions in the workforce, Portal re-assessed its need for this third-party software and abandoned it when the related resources to integrate and maintain the software were eliminated. The $1.4 million impairment of this software is included in Amortization and Impairment of Purchased Developed Technology in the Consolidated Statements of Operations. The remaining $1.5 million in impairment of assets is included in Impairment of Long-Lived Assets and Intangibles in the Consolidated Statements of Operations.

In the fourth quarter of fiscal 2003, we issued 136,362 additional shares valued at $0.5 million to the former Solution42 stockholders under the terms of the original purchase agreement. The value of these shares was impaired in the same quarter they were issued, resulting in an additional impairment charge during the quarter of $0.5 million.

Restructuring Charges

In the third quarter of fiscal 2005, our Board of Directors approved a plan to combine four separate regional sales operations and services organizations into one integrated worldwide sales and services organization. This plan included reductions in the worldwide workforce of approximately 65 employees, as well as the closure of certain facilities. These changes were designed to support our focus on key customers and target markets, reduce costs and strengthen the connection between us and our customers. Execution of this plan resulted in a $4.1 million charge to operations in the third quarter of fiscal 2005. This charge was offset by a restructuring benefit of $4.6 million from the release of a prior restructuring plan provision due to the reoccupation by Portal personnel of certain formerly vacated facilities, resulting in a net restructuring benefit of $0.5 million in the third quarter of fiscal 2005.

During the fourth quarter of fiscal 2005, we undertook a comprehensive review of leased properties restructured under prior years’ restructuring plans approved by our Board of Directors. In light of ongoing high vacancy rates of commercial office space in the geographic markets in which we lease facilities, we revised our estimates of future sublease opportunities for major leased and partially occupied properties in Cupertino, California and Slough, UK. Accordingly, after consultation with our professional commercial property advisors we revised our estimates for the market opportunities and increased the length of time required to obtain suitable subtenants or terminate leases at these locations. Subsequent to this market review, on February 17, 2006 we entered into a lease termination agreement with Symantec Corporation, which purchased both of our leased Cupertino properties from the current landlord. This agreement requires that we pay Symantec $5.0 million on or before September 30, 2006, and will allow us to eliminate the future lease liability for both leased Cupertino facilities, beginning in fiscal 2007, over a future period of time upon meeting certain conditions. We adjusted our future lease liability estimates at the end of fiscal 2005 to reflect this subsequent event. The net additional restructuring charge due to changes in prior estimates and the subsequent lease termination agreement with Symantec resulted in a net charge of $8.6 million in the fourth quarter of fiscal 2005. The total net restructuring charge recorded in fiscal 2005 related to leased facilities, abandoned property and severance costs associated with headcount reductions was $8.1 million.

As of January 31, 2005, including the effect of the subsequent lease termination agreement with Symantec, the remaining restructuring accruals were $25.2 million, of which $24.0 million represented committed excess facilities costs, net of anticipated sublease income, and $1.2 million represented severance-related costs and other restructuring-related costs. Severance payments attributed to restructuring events in the third quarter of fiscal 2005 were paid through the second quarter of fiscal 2006. Net lease payments for the excess facilities are expected to occur through March 2021 as a result of our revised estimates reflected as of January 31, 2005.

In the third quarter of fiscal 2006, our Board of Directors approved a plan of termination and general restructuring. Under the plan, we terminated approximately 50 employees located in the United States and abroad. The restructuring also included a reduction of approximately 95 research and development contractors located in Bangalore, India. In connection with the completion of recent product development milestones, this plan was intended to streamline our organization to match with business demands. These changes were consistent with our goals to increase our balance of cash and investments by the end of fiscal 2006 and to align our operations for long-term profitability. We completed the majority of the reductions in the third quarter of fiscal 2006. We anticipate these activities will result in a total restructuring charge of approximately $1.4 million, including one-time severance and benefit expenses of approximately $1.1 million; one-time charges of approximately $0.2 million related to the early retirement of certain fixed assets; and one-time legal, accounting and other associated operating expenses of approximately $0.1 million. In addition to the $1.4 million restructuring charge, an additional $0.2 million contract cancellation charge was incurred as a result of reducing the size of our contracted workforce in Bangalore, India. The majority of the restructuring charges are expected to be recognized in our third quarter of fiscal 2006. Cash restructuring expenses of approximately $1.1 million were paid over the third and fourth quarters of fiscal 2006.

Although we believe that our business operations realignment has assisted us in streamlining operations and reducing expenses, there is no assurance that we will achieve or maintain the anticipated results. We may in the future take additional actions, including further changes to our business organization, in an attempt to match our operations with forecast requirements. If we are not successful in realigning our business to increase revenues and decrease costs, we may continue to remain unprofitable.

Interest and Other Income (Expense), Net

Interest and other income (expense), net includes foreign currency exchange gain (loss) and interest and dividend income from cash, cash equivalents and investments, offset by interest expense paid on capital leases and notes payable. Net interest and other expense for fiscal 2005 was $1.8 million compared to net interest and other income of $2.0 million and $3.0 million in fiscal 2004 and 2003, respectively. Interest and other income (expense), net in fiscal 2005 also includes a $1.5 million impairment of our investment in a privately held company during the third quarter of fiscal 2005.

We generated interest income, of $1.0 million and $0.8 million in fiscal 2005 and 2004, respectively. Higher net interest income resulted from higher returns on invested cash balances due to a rising interest rate environment in fiscal 2005 compared to fiscal 2004, despite declining average cash balances in fiscal 2005. Interest expense was insignificant. In addition, net foreign exchange losses were $0.8 million in fiscal 2005 compared to net foreign exchange gains of $1.7 million in fiscal 2004.

During fiscal 2005, we recorded an impairment charge for the full book value of $1.5 million for non-marketable securities of a private company that we held, thereby reducing the carrying value of this investment to zero. We evaluate the carrying value of investments whenever certain events or changes in circumstances indicate that the carrying value may not be recoverable. Based upon our assessment of the investee company’s liquidity and capital resources, we determined that there were sufficient indicators that an other-than-temporary decline in value had occurred and that the non-marketable securities held in this company had zero value as of January 31, 2005.

Provision for Income Taxes

The income tax provision was $0.1 million, $3.5 million and $2.8 million for fiscal 2005, 2004 and 2003, respectively. The income tax provision for each of these fiscal years primarily relates to foreign withholding taxes on revenue, and foreign taxes related to operations in foreign countries. Withholding taxes, when applicable and in certain jurisdictions, attach to gross revenues regardless of overall profitability. We recorded net losses of $86.9 million, $40.2 million, and $72.2 million for fiscal 2005, 2004 and 2003, respectively. These net losses were allocated among Portal and its subsidiaries in accordance with our transfer pricing policies, which we believe are in accordance with Internal Revenue Service Regulations and OECD guidance. However, this guidance is inherently subjective and in some jurisdictions income taxes have been paid or accrued. The decrease in the provision for income taxes in fiscal 2005 compared to fiscal 2004 was primarily due to an unanticipated refund from a foreign tax authority in the amount of $1.4 million and adjustments to withholding taxes.

We file income tax returns in various foreign countries worldwide. On a regular basis, our operations in those jurisdictions are audited. Portal is undergoing tax audits in numerous foreign jurisdictions around the world, and is also currently behind in its filings of tax returns in several foreign jurisdictions. We believe that we have properly accrued for probable tax liabilities. However, the results of the audits are uncertain and may cause a material increase or decrease to our provision for income taxes in a particular period. In addition, we may incur substantial fees and penalties as a result of failing to meet timely filing requirements.

We believe there is sufficient uncertainty regarding the realization of our deferred tax assets to require a valuation allowance. These factors include consideration of past operating results, the competitive nature of our market and the unpredictability of future operating results. Therefore, we continue to reserve our deferred tax assets as of January 31, 2005. We will continue to assess our ability to realize tax benefits available to us based on actual and forecasted operating results.

Liquidity and Capital Resources

We have generated net losses from operations during the past several years, and as a result our operations have largely been funded by our sale of common stock. In 2004, we raised $56.0 million in net proceeds through the sale of 4,528,302 shares of common stock in a registered public offering. The proceeds of this stock offering have been used to fund our operating losses and restructuring efforts incurred to date. We expect to continue to generate operating losses in the future which may require us to raise additional capital. Although we believe we have adequate funds to meet our operating needs for the next twelve months subsequent to the date of this report, our future ability to raise additional capital on favorable terms may be adversely affected, including as a result of by our delisting from the NASDAQ National Market on June 29, 2005.

Cash, cash equivalents and investments (including restricted investments of $14.5 million and $15.7 million as of January 31, 2005 and January 31, 2004, respectively) totaled $59.7 million at January 31, 2005, compared to a balance of $98.6 million at January 31, 2004. Cash equivalents and investments (including restricted investments of $13.4 million) totaled $60.5 million at January 31, 2006, an increase of $0.8 million compared to the balance of $59.7 million at January 31, 2005.

Net cash used in operating activities during fiscal 2005 increased to $35.9 million from $24.7 million in fiscal 2004. The net cash flows used by operating activities for fiscal 2005 were primarily comprised of the net loss of $86.9 million, depreciation and amortization of $7.9 million and other non cash items of $3.7 million offset by cash generated from changes in operating assets and liabilities of $46.8 million. Cash generated from changes in operating assets and liabilities included $7.7 million from a reduction in accounts receivable and $29.1 million from an increase in deferred revenue. The accounts receivable reduction resulted primarily from improved collection efforts as days sales in account receivables improved from approximately 86 days at the end of fiscal 2004 to approximately 54 days at the end of fiscal 2005. The increase in deferred revenue was primarily due to a change in the mix of sales from license and consulting to engineered solutions, and the impact of the loss of VSOE of fair value for Professional Services, as further discussed above under “Revenues”.

Net cash provided by investing activities was $17.5 million for the year ended January 31, 2005, an increase of $33.5 million from the $16.0 million used in investing activities for the year ended January 31, 2004. In fiscal 2005, we recorded net maturities of available for sale investments of $22.0 million compared to net purchases of available for sale investments of $10.6 million in fiscal 2004. During the years ended January 31, 2005 and 2004, respectively, we purchased computer hardware equipment and software, and purchased other capital equipment amounting to approximately $4.5 million and $5.4 million, primarily to support our operations and improve our information systems. No capital leases or other debt arrangements were entered into during fiscal 2005.

Cash provided by financing activities was $2.4 million in fiscal 2005, primarily due to receipt of $2.4 million from the exercise of stock options related to our employee stock incentive plans. Subsequent to the end of fiscal 2005, during the second quarter of fiscal 2006 our employee stock purchase program was suspended due to the expiration of our registration statement as a result of delays in the filing of this Form 10-K for fiscal 2005. The uncertainty as to the timing of the reinstatement of this program has subsequently decreased our ability to raise funds from this type of financing activity in fiscal 2006. The $63.1 million of cash provided by financing activities for fiscal 2004 was primarily attributable to the receipt of $56.0 million in net proceeds through the sale of common stock in a registered public offering completed in September 2003.

At January 31, 2005, the total future net cash outlay for the restructuring plans enacted during fiscal 2005 and the past fiscal years, including the effect of the February 2006 lease termination agreement with Symantec Corporation, was approximately $25.2 million. This amount included lease liabilities, net of sublease payments, through 2021 of $24.0 million and severance and other payments to be paid through the second quarter of fiscal 2006 of $1.2 million. This outlay is expected to be funded by available cash. Subsequent to the end of fiscal 2005, we completed a restructuring plan in the third quarter of fiscal 2006 during which we terminated approximately 50 employees located in the United States and abroad. The restructuring also included a reduction of approximately 95 international contractors engaged by Portal. The restructuring charge, primarily comprised of severance costs, is estimated to be approximately $1.4 million in the third quarter of fiscal 2006. In addition to the restructuring charge, an additional $0.2 million contract cancellation charge was incurred as a result of reducing the size of our contracted workforce in Bangalore, India.

In the normal course of business, we enter into leases for facilities in both domestic and international locations. Our current leases on various domestic and international operations include terms expiring through March 2021. In connection with our facility leases, we have issued letters of credit in lieu of security deposits for various facilities (see Note 5 of Notes to Consolidated Financial Statements). In addition, due to the size and location of some of our major customer consulting projects, we have been required to post performance bonds or letters of credit through the duration of the contract. Due to the restructuring activities that occurred in fiscal 2005 and in prior fiscal years, several facilities were vacated or are underutilized. Wherever possible we attempt to sublease vacant leased office space in order to reduce our committed expense of leasing these facilities. In February 2006, we entered into a lease termination agreement with Symantec Corporation whereby beginning in fiscal 2007 we will be allowed to terminate our lease obligations and supporting letters of credit after certain conditions have been met for both of our Cupertino, California facilities.

Our working capital requirements depend on numerous factors, including the timing of customer orders and engagements, and related obligations and payments, market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of changes in the size of our operations and other factors. To reduce operating expenses, severance or other significant costs may be incurred. Expenses exceeded the revenues we recognized in each of the four quarters of fiscal 2005. As a result, we will need to generate significantly higher revenues from licenses of our products and sale of our services to achieve operating profitability. In the event we are unable to offset anticipated cash usage through increasing revenue and collections, and lowering operating expenses, our cash position will continue to decline, impairing liquidity and potentially impacting our ability to fund operations. In addition, should we be required to reduce operating expenses, future severance or other significant cash related costs may be incurred in the short term. We believe that our current cash balances will be sufficient to fund our operations for the next 12 months subsequent to the date of this report. We may be required to raise additional funds and may do so at any time that we believe favorable market conditions exist. Additional funding, if needed, may cause dilution to our stockholders or the incurrence of debt and such funding may not be available on terms acceptable to us, or at all. Our delisting from the NASDAQ stock exchange on June 29, 2005 could have a significant impact on the availability, form, cost and terms and conditions of any additional financing we may seek. We have not yet finalized our results of operations for fiscal 2006; however, cash, cash equivalents and investments (including restricted investments of $13.4 million) totaled $60.5 million at January 31, 2006, an increase of $0.8 million compared to the balance of $59.7 million at January 31, 2005.

The following table summarizes our contractual obligations, including related interest charges, as of January 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table reflects the February 2006 lease termination agreement with Symantec. Of the $71.2 million in non-cancelable operating lease commitments, $43.3 million has been included in accrued restructuring expenses as of January 31, 2005 (amounts in thousands):

Year ending January 31,	Notes payable	Total lease obligations	Total contractual obligations
2006	$144	$16,316	$16,460
2007	144	12,330	12,474
2008	144	6,425	6,569
2009	144	6,081	6,225
2010	144	3,267	3,411
Thereafter	2,529	26,812	29,341

Total minimum payments	3,249	71,231	74,480
Less amount representing interest	(768)	—	(768)

Present value of future payments	$2,481	$71,231	$73,712

The following table summarizes our other commitments as of January 31, 2005 and the effect such commitments could have on our liquidity and cash flows in future periods if the letters of credit or the guarantees were drawn upon. Restricted investments represent the collateral for these commitments. ( amounts in thousands.)

	Total	Less than 1 year	1-5 years	Over 5 years
Letters of credit	$11,957	$25	$—	$11,932
Guarantees	2,538	—	1,101	1,437

	$14,495	$25	$1,101	$13,369

The Company has available a $10.0 million Letter of Credit Line (“Line”) with a bank that expired on May 15, 2006. As of January 31, 2005, $5.3 million had been used for the issuance of letters of credit and $4.7 million remained available under the Line. The outstanding letters of credit are collateralized by available-for-sale securities that are classified as restricted short-term and long-term investments on the consolidated balance sheet, and expire in June and December 2006.

As permitted under the Company’s Restated Certificate of Incorporation, Bylaws and the Delaware General Corporation Law, the Company has entered into agreements whereby it indemnifies its directors and certain of its other key managers for certain events or occurrences while the manager or director is, or was, serving at the Company’s request in such capacity.

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

OUR BUSINESS AND/OR OUR STOCK PRICE COULD BE ADVERSELY AFFECTED IF ORACLE CORPORATION’S PROPOSED TENDER OFFER FOR PORTAL IS DELAYED, WITHDRAWN OR TERMINATED

Oracle Corporation has proffered a tender offer for all outstanding Portal shares at a price of $4.90 per share. While there can be no assurance that the tender offer will result in an acquisition, among the benefits of the proposed acquisition is that it may have reduced or alleviated the concerns of a number of our customers and prospects regarding Portal’s long term viability and stability. If the tender offer were to be delayed, withdrawn or terminated, it could have a material detrimental impact on our business and/or our stock price.

IT IS POSSIBLE THAT WE WILL INCUR ADDITIONAL LOSSES AND CANNOT BE CERTAIN THAT WE WILL BECOME PROFITABLE OR GENERATE POSITIVE CASH FLOW ON A CONSISTENT BASIS

In order to be profitable or generate positive cash flow, we must maintain or grow our revenues and/or further reduce our expenses. We may not be able to increase or even maintain our revenues and we may not achieve sufficient revenues to attain profitability in any future period. We incurred net losses of $86.9 million, $40.2 million and $72.2 million for fiscal 2005, 2004 and 2003, respectively and expect to continue to incur losses for the foreseeable future. We expect that we will continue to face strong competition that will make it more difficult to increase our revenues and become profitable. Even if we are able to increase revenues, we have experienced and may continue to experience price competition that would lower our gross margins and reduce our ability to become profitable.

WE HAVE MULTIPLE MATERIAL WEAKNESSES IN OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS OVER FINANCIAL REPORTING AND AS A RESULT OUR ABILITY TO MAKE ACCURATE PUBLIC DISCLOSURES MAY SUFFER DRAMATICALLY.

Although we are continuing to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002, we have concluded in this report and expect to include in our Form 10-K for fiscal 2006 that our internal controls over financial reporting are not effective, which could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price and access to capital.

We were unable to complete the testing of the effectiveness of our internal control over financial reporting for purposes of Section 404 of the Sarbanes-Oxley Act of 2002 and the assessment of the significance of those situations in which the testing to date found control deficiencies. Although we did not complete our formal assessment process, we have identified multiple material weaknesses. Because we were unable to complete our assessment, our independent registered public accountants have disclaimed any opinion on our system of internal control over financial reporting. See Item 9A, “Controls and Procedures,” below.

The existence of control deficiencies and, in particular, of material weaknesses may increase the risk of financial statement errors and may result in misstatements. For example, due to certain errors, we restated our quarterly financial statements for the first three quarters of fiscal 2005 as described in note 1 and note 9 to the audited financial statements included in Item 8 herein. In addition, the material weaknesses result in increased time, effort and expense to complete the preparation of our financial statements and for our auditors to complete their audit of our financial statements. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion, having or maintaining ineffective internal controls and the failure of our auditors to render an unqualified opinion on our assessment could cause investors to lose confidence in our reported financial information, have an adverse effect on the trading price of our common stock and restrict our access to capital.

We have identified, developed and implemented certain measures to strengthen our internal control over financial reporting and address the material weaknesses that we identified. However, remediating the significant deficiencies and material weaknesses will likely require us to incur additional significant costs to hire additional personnel and improve our systems and processes. Our efforts will also expend significant time and management resources. In our continuing evaluation of our internal controls, we or our independent registered public accountants may uncover additional significant deficiencies and material weaknesses and we may be required to disclose in our reports filed with the SEC that additional material weaknesses in our internal control over financial reporting exist or that material weaknesses in our internal control over financial reporting continue to exist. Delays or failures to design and implement new or improved controls to remediate the material weaknesses described in Item 9A “Controls and Procedures”, or difficulties we encounter in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. We can not assure you that our remediation efforts will be successful or result in effective internal controls in the near future or at all.

THE CONTINUED DELISTING OF OUR STOCK FROM THE NASDAQ AND CONTINUED DELAYS IN THE COMPANY’S FILING OF ITS PERIODIC REPORTS HAS SIGNIFICANTLY AND ADVERSELY AFFECT OUR BUSINESS

Portal’s common stock was de-listed from NASDAQ on June 29, 2005 for the Company’s failure to timely comply with its periodic reporting requirements for filing this Annual Report on Form 10-K for the year ended January 31, 2005 and its Quarterly Report on Form 10-Q for the quarter ended April 30, 2005. Further, the Company did not file its Form 10-Q quarterly reports for the first three quarters of fiscal 2006 and does not anticipate that it will be able to timely file its Form 10-K for fiscal 2006 nor its subsequent quarterly reports on Form 10-Q for the foreseeable future. The Company will not be eligible for reinstatement on the NASDAQ until it is able to comply with its SEC reporting obligations, after which it must submit to a formal review for readmission by NASDAQ. Our failure to be listed on the NASDAQ has negatively affected our business in several significant ways including loss of customer confidence resulting in deferred or cancelled purchase decisions, increased employee attrition and increased difficulty with respect to attracting and retaining key talent, managers and leaders. It has also made it more difficult for Portal to enter into or maintain strategic alliances with key partners including value added resellers and systems integrators. Further failure of our common stock to be listed on NASDAQ has significantly disrupted the ability of investors to trade our securities and has significantly and negatively affected the value and liquidity of our securities. Delisting may also preclude us from using certain state securities laws exemptions, which could make it more difficult and expensive for us to raise capital in the future and make it more difficult to grant stock options to our employees. In addition, we also face the possibility of inquiry or action by government regulators, including the SEC, in connection with the delay in filing this Form 10-K, any failure to make required filings in a timely manner in the future, as well as the material weaknesses and internal control deficiencies which contributed to these delays.

OUR REVENUES MAY CONTINUE TO BE ADVERSELY AFFECTED AS A RESULT OF ECONOMIC AND POLITICAL CONDITIONS AFFECTING OUR TARGET MARKETS

We primarily market our products and services to providers of global communications and media markets. During the past few years, the telecommunications industry has experienced a difficult economic environment. The substantial number of business failures and the decline in the market value of other technology companies in the past few years has made it more difficult for emerging communication and electronic content companies to obtain financing for their operations. Moreover, the market value, financial results and prospects of many large and established companies, including many large telecommunications companies, have also declined or degraded significantly. Many communications and content companies have significantly reduced their expenditures and have reduced or deferred their purchases of software and related products and the introduction of many new communication services has been delayed or cancelled. Cancellations of existing or planned services also adversely impact our potential professional service, maintenance and support revenues. Reductions in spending by these companies have resulted in intense competition for their available spending and increased price competition and price reductions for products and professional services, including those provided by us and our competitors. Any general decrease by our customers and potential customers in their rate of software and network investments could result in a significant decrease in our revenues and operating income. These trends in technology and software spending have, and in the future may continue to, dramatically impact our business. In addition, even after business conditions improve, our customers and potential customers may continue to demand price discounts and other concessions from us in order to obtain their business.

In addition, political instability in various geographic areas has resulted in companies reducing spending for technology projects generally and the delay or reconsideration of potential purchases of our products and related services.

FAILURE TO SUCCESSFULLY OR TIMELY IMPLEMENT SOLUTIONS FOR OUR CUSTOMERS HAS AND MAY CONTINUE TO ADVERSELY AFFECT OUR FINANCIAL RESULTS AND PROSPECTS

The implementation of large software applications often has been and likely will continue to be complex and lengthy. Delays or other issues associated with the successful completion of such projects have and may continue to result in adverse consequences. These issues may include, but are not limited to:

•	commencing projects without fully understanding the customer’s requirements and entering into contracts without having completed an appropriate due diligence business, legal and finance review;

•	commencing projects prior to execution of a definitive agreement with the customer;

•	commencing work without having mutually agreed-upon detailed functional specifications for the project;

•	inability to properly scope or manage solution projects;

•	inability to manage changes in project requirements;

•	inability to accurately predict the resources and cost necessary to complete a project;

•	inability to staff resources of appropriate experience, quality or quantity;

•	delays in invoicing;

•	issues arising from customer’s unwitting use of nonstandard configurations;

•	customer’s highly customized environment making it difficult to reproduce technical errors; and

•	complex implementations hindering of system performance.

These issues have and may continue to adversely affect our financial results by requiring that we provide additional services on warranty work, causing cost overruns for fixed price contracts and delaying milestone deliveries and recognition of associated revenues. These matters also have had and may continue to have an adverse effect on the timing and amount of revenues and margins associated with such projects, as well as on customer relationships, and the perception and acceptance of our products and services in our target markets. In some cases, these matters have led and may continue to lead to customers alleging we are liable for contractual penalties.

WE MAY INCUR LOSSES AS A RESULT OF INCURRING EXPENSES ON PROJECTS WHERE WE DO NOT HAVE A SIGNED AGREEMENT IN PLACE FROM THE CUSTOMER PRIOR TO COMMENCING WORK ON THE PROJECT

Our policy is to obtain a signed agreement from the customer prior to commencing work on projects. In some cases, however, we may begin work and incur significant expenses prior to receiving an executed agreement. In the event that we devote resources and incur expenses on projects prior to receiving signed agreements, and are ultimately unable to obtain signed agreements, we may not be able to collect revenues for these services from our customers and may incur losses on these projects. In addition, we may in some cases resort to litigation to collect payments from these customers. Such litigation may be expensive and time consuming, may harm our relationship with these and other customers and may not result in sufficient or any recovery by us.

WE MAY FACE EXPOSURE TO SIGNIFICANT ADDITIONAL TAX LIABILITIES

As a multinational corporation, we are subject to income taxes as well as non-income business taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of global business, there are many transactions and calculations in which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities and segregation of foreign and domestic income and expense to avoid double taxation. We also face exposure to additional non-income tax liabilities. These include payroll, sales, use, value-added, net worth, property, software licensing and goods and services taxes, both in the United States and in various foreign jurisdictions. We have accrued reserves for tax contingencies based upon our estimates of the tax ultimately to be paid. This estimate is updated as more information becomes available. If these contingencies materialize, or if actual liabilities are greater than our estimates, it could have a material adverse effect on our liquidity.

Although we believe that our tax estimates are reasonable, we cannot assure you that the final determination of our tax audits and any litigation will not be different from what is reflected in our historical income tax provisions and accruals.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS AND WE MAY FAIL TO MEET ANALYST EXPECTATIONS

Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, our operating results may be below the expectations of one or more public market analysts and investors and the price of our common stock may fall. Failure by technology companies to meet or exceed analyst expectations or any resulting changes in analyst recommendations or ratings frequently results in substantial decreases in the market value of the stock of such companies. Factors that could cause our quarterly results to fluctuate include:

•	variations in demand for our products and services, including decreases caused by reductions in technology spending within our target markets;

•	the timing, execution, and revenue recognition of individual contracts, particularly large contracts that would materially affect our operating results in a given quarter;

•	our ability to develop and attain market acceptance of enhancements to our solution and new products and services;

•	market acceptance of new communications services offered by our customers and potential customers that our products are intended to support;

•	new product introductions by our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	announcements of new versions of our products that cause customers to postpone purchases of our current products;

•	the mix of licenses and services sold;

•	the mix of sales channels through which our products and services are sold;

•	the mix of domestic and international sales;

•	we may also experience seasonality in our business. In many software companies, the rate of growth or absolute amount of revenues tends to fluctuate from quarter to quarter;

•	the variability of future stock-based compensation charges or credits as a result of our stock option re-pricing during fiscal 2003;

•	our ability to remediate the material weaknesses in our internal controls;

•	timely reporting of our financial statements;

•	global economic conditions generally, as well as those specific to providers of communications and content services;

•	fluctuations in foreign currency exchange rates;

•	our continued focus on increasing the number of arrangements where license and services fees are combined and payments are scheduled over an extended period as services are provided; and

•	negative perceptions as a result of being delisted and our disclosure of material weaknesses in our internal control over financial reporting.

It is difficult to predict the exact size and timing of orders for new license transactions. In any given quarter, our sales have involved, and we expect will continue to involve, large financial commitments from a relatively small number of customers. As a result, the cancellation or deferral of even one license or service contract could significantly reduce our revenues, which would adversely affect our quarterly financial performance. In addition, we have often booked a large amount of our sales in the last month of the quarter and often in the last week of that month. Accordingly, delays in the closing of sales near the end of a quarter could cause quarterly revenue to fall substantially short of anticipated levels. Furthermore, delays in the closing of license transactions may result in a consequential delay or loss of services revenues relating to the projects for which the software would be licensed.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND WILL CONTINUE TO BE VOLATILE

The trading price of our common stock has fluctuated significantly in the past and will continue to fluctuate in the future. For example, the price of our common stock since our initial public offering in May 1999 has fluctuated between $419.69 and $1.15 per share on a stock split adjusted basis. Future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

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

In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which have often been unrelated to the operating performance of these companies or our company. Decreases in the trading prices of stocks of technology companies are often precipitous. For example, the price of our stock dropped rapidly and significantly during the first quarter of fiscal 2001, the fourth quarter of fiscal 2001, the first quarter of fiscal 2002, the fourth quarter of fiscal 2004, and the second quarter of 2005.

THE MARKETS IN WHICH WE SELL OUR PRODUCT ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

We compete in markets that are intensely competitive and rapidly changing. We face competition from providers of customer management and billing software, such as Amdocs Ltd., Convergys Corporation, Comverse (post-acquisition of billing assets from CSG Systems International, Inc.), Intec Telecom Systems (post-acquisition of ADC billing assets) and LHS. We also compete with in-house solutions built by internal information technology organizations. Most of our current principal competitors have significantly more personnel and greater financial, technical, marketing and other resources than we have. Many of our competitors also have more diversified businesses; established reputations in particular market segments, larger customer bases and are not as dependent on customers in our target market. Our restatement of our financial results for our first three quarters of fiscal 2005 may also make it more difficult for us to engage new customers or retain business from our existing customers as these customers and potential customers may question our accounting practices, financial viability and reputation.

Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. Intense competition has recently been exemplified by deep price discounting by our competitors that has resulted in a lengthening of our sales cycles and price reductions and may threaten our ability to close forecasted business. Additionally, our financial strength or that of a competitor is a significant factor considered by many potential customers in their vendor selections. Because many of our competitors have greater financial resources than we do, our ability to generate business may be harmed. Increased competition can result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which would harm our business.

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

A substantial portion of our license and services revenues in any given quarter has been, and is expected to continue to be, generated from a limited number of customers with large financial commitments. For example, affiliates majority-owned by Vodafone, as publicly reported by Vodafone, accounted for 23%, 31% and 19% of our total revenue recognized during fiscal 2005, 2004 and 2003, respectively. No individual Vodafone entity or other customer accounted for more than 10% of revenues during fiscal 2005, 2004 or 2003. As a result, if we lose a major customer or a large contract is cancelled or deferred or an anticipated contract does not materialize, our business could be significantly harmed. Our total revenues could also be adversely affected if revenues from a significant customer in one period are not replaced with revenues from that customer or other customers in subsequent periods. The telecommunication and information service provider industries we have targeted are consolidating, which could reduce the number of potential customers available to us. Moreover, many of our customers may have purchased sufficient quantities of our products to satisfy their current or anticipated requirements. A few of our large telecommunications customers own or have an interest in numerous other companies and to varying degrees may control or influence the buying decisions of those affiliated companies. In the event one customer decides not to purchase our products, or delays occur in purchasing our products or services or solutions, the decision may adversely affect our ability to market our products and services to that company’s affiliates, which may be existing or potential customers of ours. Because there are a limited number of customers and competition for them is intense, these customers have substantial bargaining power to negotiate terms and conditions favorable to the customer. Any of the foregoing could cause our business to suffer in the future.

IT IS DIFFICULT TO PREDICT THE TIMING OF INDIVIDUAL ORDERS AND REVENUES BECAUSE OUR SOLUTION HAS LONG AND VARIABLE SALES CYCLES; IF WE ARE UNABLE TO CONSISTENTLY PREDICT THE TIMING AND AMOUNT OF OUR REVENUE, OUR PROFITABILITY AND CASH FLOW COULD BE MATERIALLY AND ADVERSELY IMPACTED

The sales cycle for our software varies greatly, generally ranging between 4 and 12 months. Our sales cycles have recently lengthened as we have further targeted Tier 1 communications providers, the competitive environment has become more intense, the financial position of some of our potential customers has weakened and price discounting has further delayed customer decision processes. Further, our delinquent SEC filings and delisting from NASDAQ have caused our customers to increase the amount of pre-sales due diligence, thereby further extending the sales cycle. Our sales cycles are also typically longer with larger customers such as national and international telecommunications companies. Along with systems integrators and our other distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our software. Often this will result in the expenditure of significant pre-sales expenses, including commencement of work prior to completion of a definitive customer agreement. Many times the chief executive officer or even the Board of Directors of a potential customer is involved in the procurement decision, which can further lengthen the sales cycle. Customers increasingly require vendors to perform proof of concept projects and performance benchmarks as a part of the sales cycles. These tests can further lengthen sales cycles and increase our sales costs. The long sales and implementation cycles for our software make it more difficult to predict our future financial results and may cause license revenues and operating results to vary significantly from period to period.

Even after our customers purchase a software, they tend to deploy slowly and deliberately, depending on the specific technical capabilities of the customer, the size of the deployment, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy our software. The length of time to implement and deploy systems involving our software has and may continue to have an impact on the timing and amount of revenues ultimately received from customers, particularly if payments are tied to implementation or production milestones. For example, in the third quarter of fiscal 2004 and the first six months of fiscal 2005, failure to obtain acceptance of certain milestones during a particular quarter reduced the amount of revenue recognizable during that quarter. In addition, in certain cases, we cannot recognize revenues from that customer until the customer has confirmed acceptance of deliverables as set forth in our agreement with that customer. Customers may refuse to provide, or delay providing, acceptance because they do not believe that we have complied with all of our obligations, due to internal policies and procedures, or for other reasons, some of which are outside of our control. Such failure or delay to accept a deliverable prevents us from recognizing revenues in a particular period or at all. As a result, the revenues derived from a sale may not be recognized immediately and could be delayed over an extended period of time. As a result, an increase in the period of time over which revenue is recognized may cause a decline in the amount of revenues in the short term.

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

FAILURE TO SUCCESSFULLY PLAN AND MANAGE CHANGES IN THE SIZE OF OUR OPERATIONS MAY CAUSE OUR BUSINESS TO SUFFER DRAMATICALLY

Our ability to successfully offer our products and services in a rapidly evolving market requires an effective planning and management process. We have experienced rapid changes in our number of employees in recent years. Based on customer demand or other needs of the business, we may need to increase or reduce the number of our employees and contractors, including those in our India operations. During the third quarter of fiscal 2005, we announced a significant restructuring plan, in part to centralize management of our business. In connection with this restructure, we appointed a new Vice President of Sales. In addition to this change, during the quarter, we also appointed a new CEO. In June 2005 we announced the appointment of a new CFO, Maury Austin. Commencing in August 2005 we reorganized our Sales and Services divisions to centralize worldwide sales and marketing activities under Bhaskar Gorti, our SVP of Worldwide Sales, Marketing and Alliances. In February 2006, we also centralized all services activities (including technical support) under Mr. Gorti as well. Regionally, the services and sales divisions are now separately managed under regional division sales and services managers. If we are unable to successfully manage these changes, or if our current CEO, CFO, SVP of Sales and Services, or SVP Engineering are unable to successfully manage or lead the business, our business will suffer dramatically. If we are unable to successfully manage the transition of this change or our business activities after this change, our business will suffer dramatically. These changes and reorganizations and realignment of personnel have placed, and our anticipated future operations will continue to place, a significant strain on our management resources and our ability to train and allocate sufficient personnel resources to achieve our objectives. Failure to effectively manage the size, location and availability of our employees, including our services and program management workforce, could adversely affect our services revenues, profitability and/or customer relationships. We expect that we will need to continue to maintain and strengthen our financial, personnel and managerial controls and reporting systems and procedures and will need to continue to selectively recruit, train and manage our worldwide workforce.

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

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL

We will continue to hire sales, accounting and finance, support, marketing and administrative personnel as needed. We may not be able to attract, assimilate or retain highly qualified personnel in the future. In particular, our financial success and our ability to increase revenues in the future depend considerably upon the productivity of our direct sales force that has historically generated a majority of our license revenues. This productivity will depend to a large degree on our success in recruiting, training and retaining qualified direct salespeople. Our business will be harmed if we fail to hire or retain qualified personnel, or if newly hired employees, particularly salespeople, fail to develop the necessary sales skills or develop these skills more slowly than we anticipate. Our future success also depends upon the continued service of our executive officers and other key sales, marketing, product development and support personnel. Specifically, our future success depends on our ability to attract and retain qualified service managers who are adept at engaging customers to understand their requirements in order to properly quote fixed price bids. Our future success also depends on our ability to attract and retain qualified project managers who are adept at monitoring and managing our ability to meet delivery milestones, including changes in project assumptions, dependencies, responsibilities and requirements and their impact on our delivery obligations, costs, project profitability and long-term customer success. If we are unable to successfully retain key employees, our business will suffer dramatically.

The risk of increased employee attrition is heightened in connection with the delay in filing this annual report on Form 10-K for the year ended January 31, 2005, and subsequent required filings. This risk is especially acute in our accounting and finance department which has worked arduous hours to complete this Form 10-K. Moreover, the market to recruit experienced accounting and finance managers is challenging since such managers are in demand. The Company identified its lack of an adequate number of experienced accounting and finance managers as a material weakness in fiscal 2005 (see Item 9A). Failure to restore the Company’s NASDAQ listing status poses a threat to employee confidence and morale. If we are unable to successfully retain our employees, our business will suffer dramatically.

SALES AND IMPLEMENTATION OF THE PORTAL SOLUTION ALSO DEPEND IN PART ON SYSTEMS INTEGRATORS AND OTHER STRATEGIC RELATIONSHIPS

We have entered into relationships with third-party systems integrators, as well as with hardware platform and software applications developers and service providers. We have derived, and anticipate that we will continue to derive, some portion of our market opportunities and revenues from these relationships. Our gross margins are typically lower on sales through these third parties than our direct sales. Many of these partners also work with competing software companies and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing and resale of our products versus the products of others. We may not be able to enter into additional strategic relationships, or maintain our existing, relationships on commercially reasonable terms, or at all. Our agreements with these parties typically are in the form of nonexclusive referral fee or reseller agreements that are effective for a limited period of time and may be renewed only by mutual agreement of both parties. Therefore, there is no guarantee that any single party will continue to market our products. We could lose sales opportunities if we fail to work effectively with these parties or fail to grow our base of market and platform partners. We may also be at a serious competitive disadvantage if we fail to maintain and enhance these indirect sales channels. Complex solutions are often comprised of deliverables from us and other third parties such as systems integration partners and third party hardware and software suppliers. Delays or delivery failures by systems integrators and other third party suppliers or our customers could delay the delivery or acceptance of our deliverables or project milestones and thereby impair or delay our ability to recognize associated revenue.

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

•	failure to adequately scope out project requirements or commencing projects without fully understanding the customer’s requirements;

•	commencing work without having mutually agreed upon detailed functional specifications for the project;

•	failure to appropriately manage changes in project requirements; and

•	limited staff resources of appropriate experience, quality or in sufficient quantity.

If a project requires more effort to complete than we estimated in determining the fixed price agreed to with the customer, our margins and profitability will be harmed (and in fiscal 2005, have been harmed). In addition, failure to complete services as required or to obtain written acceptance of completed milestones may result in deferral of revenue until such completion or acceptance occurs and has caused, and may continue to cause, revenues to be recognized in periods other than as initially expected or forecast.

OUR BUSINESS WILL SUFFER IF OUR SOFTWARE CONTAINS SIGNIFICANT ERRORS OR OUR PRODUCT DEVELOPMENT IMPLEMENTATION IS DELAYED

We face possible claims and higher costs as a result of the complexity of our products and services and the potential for undetected errors. Due to the “mission critical” nature of our solution, undetected errors are of particular concern. Complex software, such as ours, always contains undetected errors. The implementation of our solution, which we accomplish through our services division and with our partners, typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with an implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project and to provide these services at reduced or no cost. Moreover, some contracts subject us to financial penalties if we are unable to correct errors within a required time period. While the Company has experienced no returns or cancellations of its software licenses to date as a result of undetected errors, if our software contains significant undetected errors or if we fail to meet our customers’ expectations or project milestones in a timely manner we could experience:

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

Our software is designed to work on a variety of hardware and software platforms used by our customers. However, our software may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments, accounting and other systems that our customers use. We must constantly modify and improve our products to keep pace with changes made to these platforms and to back-office applications and other systems as well as respond to meet the changing requirements of our customers. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may harm our business. If we fail to modify or improve our products in response to evolving industry standards, our products could become obsolete, which would harm our business.

IF WE FAIL TO RELEASE PRODUCTS ON TIME OR DELIVER SOLUTIONS ON TIME, OUR BUSINESS WILL SUFFER

In the past from time to time we have failed to release certain new products and upgrades on time. These delays may result in:

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

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND THERE IS A RISK OF INFRINGEMENT

Our success and our ability to compete depend substantially upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology or to develop products with the same functionality as our products. In addition, current or former employees who have knowledge of our technology may seek employment with our business partners, customers or competitors. Although our employees are required to sign confidentiality agreements at the time of hire, we cannot assure you that the confidential nature of certain proprietary information will be maintained in the course of such future employment. Policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Others may develop technologies that are similar or superior to our technology. Moreover, as the functionality of products in different industry segments overlaps, our software products may in the future become subject to third-party infringement claims. Some of our competitors in the market for customer management and billing software may have filed or may intend to file patent applications covering aspects of their technology upon which they may claim our technology infringes. Any litigation, brought by us or by others, could be time consuming and costly and could divert the attention of our technical and management personnel from the business. In addition, litigation could cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on commercially acceptable terms, or at all, and could have a material and adverse impact on our gross margins and profitability. If a successful claim of product infringement were made against us, our business could be significantly harmed.

WE INCORPORATE SOFTWARE LICENSED FROM THIRD PARTIES INTO OUR SOLUTION AND ANY SIGNIFICANT INTERRUPTION IN THE AVAILABILITY OF THESE THIRD-PARTY SOFTWARE PRODUCTS OR DEFECTS IN THESE PRODUCTS COULD HARM OUR BUSINESS

Portions of our software incorporate software developed and maintained by third-party software vendors. We may incorporate additional software from third-party vendors and developers in our future products. Any significant interruption in the availability of these third-party software products or defects in these products or future products could harm our sales unless and until we can secure another source. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated. The absence of, or any significant delay in the replacement of that functionality, could result in delayed or lost sales and increased costs and could harm our business.

OUR OPERATING PLANS RELY ON OUR ABILITY TO SUCCESSFULLY MANAGE THE SIZE AND SCOPE OF OUR OPERATIONS IN INDIA

In fiscal 2003 we opened an engineering center in Bangalore, India. As of January 31, 2005, we had approximately 44 employees and 347 full-time personnel provided by an independent contracting firm at this facility. In conjunction with our restructuring plan in the third quarter of fiscal 2006, we reduced this number by approximately 10 employees and approximately 95 full-time contractors. This organization is an important component of our strategy to address the business needs of our customers, increase our revenues and achieve profitability. A portion of the personnel in this organization are our employees but a substantial majority of the personnel are provided through an independent contractor. The success of this operation will depend on our ability and our independent contractor’s ability to manage this restructure and to attract, train, assimilate and retain sufficient highly qualified personnel when necessary. A disruption of our relationship with the independent contractor would adversely impact the effectiveness of the India organization and could adversely affect our operations and financial results. Failure to effectively manage and integrate these operations will harm our business and financial results.

OUR SIGNIFICANT INTERNATIONAL OPERATIONS MAKE US MORE SUSCEPTIBLE TO RISKS

For fiscal 2005, 2004 and 2003, we derived approximately 85%, 77% and 69% of our revenue, respectively, from sales outside North America. We face certain risks from doing business internationally, including, among others:

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

Historically, we have typically denominated most of our international license revenues in U.S. dollars. Commencing in fiscal 2003, we denominated a larger number of international transactions in Euros and certain other currencies when compared to the prior year (see also “Impact of Foreign Currency Rate Changes” in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” below). As a result, we will face greater exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could harm our financial position and results of operations. In order to reduce the effect of foreign currency fluctuations, we may hedge our exposure on certain transactional balances that are denominated in foreign currencies through the use of foreign currency forward exchange contracts. Failure to effectively hedge foreign currency fluctuations could harm our financial results. To date we have not entered into any hedging transactions.

DISRUPTION OF TRAVEL DUE TO DISEASE, TERRORISM OR CIVIL UNREST COULD CAUSE OUR BUSINESS TO SUFFER

Because a substantial portion of our revenues are generated from a limited number of customers each quarter and a substantial majority of our revenues are generated outside the U.S., widespread disruption of travel to a region or country in which we have large customers, prospective customers or services engagements could disrupt our ability to win or perform contracts. Such disruption could occur as a result of terrorism, of disease, or as a result of political unrest or war. Inability or unwillingness by our employees to travel to an affected region could adversely affect our efforts to obtain or perform contracts, which could result in the loss of revenue and cause our business to suffer.

OUR INABILITY TO SUBLEASE OR REDUCE SURPLUS OFFICE SPACE WOULD INCREASE OUR USE OF CASH AND OPERATING EXPENSES AND ADVERSELY EFFECT OPERATING RESULTS AND OUR FINANCIAL CONDITION

We must periodically acquire and dispose of our office facilities in various locations as the number of existing and projected employees’ changes for those locations or as existing leases expire. Securing and building out facilities takes significant lead-time. Historically, because of the need to satisfy projected future expansion, the amount of space we leased was generally more than the amount required at the time. Our significant office leases have terms of between 5 and 20 years. As a result, we frequently attempt to sublease the portions of leased facilities that we do not currently need. In addition, the reductions in our workforce undertaken over the past several years have substantially reduced our facilities requirements in several locations. As a result, we are attempting to sublease the facilities that we have previously leased but do not currently need or to negotiate reductions in our rent obligations relating to those facilities or terminations of the applicable leases.

To the extent that we are unable to renegotiate the terms or terminate the applicable leases or to sublease surplus space at an amount equal to or greater than our rent obligations or to the extent sublessees fail to pay rent, we could incur greater operating expenses than we initially anticipated or included within accrued restructuring charges. Such increases in operating expenses in a period could cause us to exceed our planned expense levels and significantly adversely affect our financial results for that period. Cancellations of leases will likely result in a significant expenditure of cash and cause us to incur additional restructuring charges. Furthermore, our inability to sublease such space may adversely affect our planned uses of cash and our capital resources. Moreover, we have reduced the amount of the facilities restructuring charges we accrued by the estimated amount of sublease income. The assumptions we have made were based on the then current market conditions, as of each reporting period, in the various areas where we have vacant space. These market conditions can fluctuate greatly, thus causing our accrual to be inaccurate. If, in future periods, it is determined that we have over-accrued for restructuring charges related to the consolidation of facilities, the reversal of such over-accrual would have a favorable impact on our financial statements in the period this was determined. Conversely, if it is determined that our accrual is insufficient, an additional charge would have a significant unfavorable impact on our financial statements in the period this was determined.

IF THE MARKET FOR OUR PRODUCTS DOES NOT IMPROVE, WE MAY BE FORCED TO INCUR ADDITIONAL RESTRUCTURING CHARGES WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL RESULTS

For fiscal 2005 and 2003 we incurred charges of $8.1 million and $36.5 million respectively, in connection with restructuring plans implemented to reduce our cost structure. These restructuring plans were implemented in response to the continued global deferral of capital expenditures by telecommunications companies, as well as the general downturn in the economy. Further, the restructuring during fiscal 2005 was also the result of us moving from a decentralized regional general manager model to a centralized worldwide integrated sales and services model. We combined our four separate regional sales operations and four separate regional services organizations into one integrated worldwide sales and services organization. In addition, we also incurred charges of approximately $1.4 million related to a restructuring during the third quarter of fiscal 2006. If the market for telecommunications and content service providers does not increase and capital expenditures continue to be deferred or our business otherwise continues to suffer, we may implement additional restructuring plans to further reduce our cost structure and incur additional restructuring charges. These restructuring plans may not achieve the desired benefits. Any additional restructuring charges could have a material adverse effect on our financial results.

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

OUR HISTORICAL AND CURRENT REVENUES AND EARNINGS COULD BE ADVERSELY AFFECTED AS A RESULT OF CHANGES IN THE ACCOUNTING REVENUE RECOGNITION RULES AND INTERPRETATIONS OF THOSE RULES BY THE SEC AND OTHER ACCOUNTING AUTHORITIES

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

In addition, we currently account for the issuance of stock options under APB 25, Accounting for Stock Issued to Employees. In December 2004 the FASB issued SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”) which revised SFAS 123 and supersedes APB 25. Portal must begin applying SFAS 123(R) for its fiscal year beginning February 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. With the adoption of SFAS 123(R), our earnings could be negatively impacted. As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay them.

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

We are currently a party to a number of securities litigation class action lawsuits that are described in detail above in “Part I, Item 3. Legal Proceedings”. These legal proceedings will be expensive to conduct, and if determined adversely to us, could result in our payment of significant damages, which would harm our business and financial condition.

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

We have taken a number of actions that could have the effect of discouraging a takeover attempt. For example, we have adopted a stockholder rights plan that would cause substantial dilution to a stockholder, and substantially increase the cost paid by a potential acquirer, who attempts to acquire us on terms not approved by our Board of Directors. This could prevent us from being acquired or reduce the price paid by any potential acquirer. In addition, our certificate of incorporation grants the Board of Directors the authority to fix the rights, preferences and privileges of and issue up to 4,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance could have the effect of making it more difficult and less attractive for a third party to acquire a majority of our outstanding voting stock. Preferred stock may also have other rights, including economic rights senior to our common stock that could have a material adverse effect on the market value of our common stock. In addition, the following factors could also delay or prevent a change in control:

•	our classified Board of Directors;

•	certain provisions of our charter; and

•	certain provisions of our Bylaws.

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

On April 11, 2006, the Company adopted Amendment No. 1 (the “Rights Agreement Amendment”) to the Rights Agreement dated August 16, 2002 (the “Rights Agreement”). The effect of the Rights Agreement Amendment is to permit the execution of the Agreement and Plan of Merger with Oracle Systems Corporation (the “Merger Agreement”) and the performance and consummation of the transactions contemplated by the Merger Agreement, including the Offer and the Merger (as defined in the Merger Agreement), without triggering the separation or exercise of the Rights (as defined in the Rights Agreement) or any adverse event under the Rights Agreement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity

We do not hold derivative financial instruments in our short-term investment portfolio. Our short-term investments consist of instruments rated the equivalent of Standard & Poor’s and Moody’s short-term rating A1/P1 or long-term rating of at least A/A2. This policy dictates that we diversify our holdings and limit our short-term investments to a maximum of $3 million to any one issuer.

The following table presents the amounts of cash equivalents and investments that are subject to market risk and the weighted average interest rates, by year of expected maturity for our investment portfolios. This table does not include cash because cash is not subject to market risk (In thousands, except weighted average yields; unaudited).

	Maturing within 1 year	Maturing within 2 years	Total
As of January 31, 2005:
Cash Equivalents	$4,607	$—	$4,607
Weighted Average Yield	2.92%	—	2.92%
Investments	26,118	1,501	27,619
Weighted Average Yield	1.77%	2.79%	1.82%

Total Portfolio	$30,725	$1,501	$32,226
Weighted Average Yield	1.94%	2.79%	1.98%

The table above includes cash equivalents and investments denominated in the United States dollar. We do not have any cash equivalents and investments denominated in foreign currencies.

Exchange rate sensitivity

During fiscal 2005, most local currencies of our international subsidiaries strengthened against the U.S. dollar. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact on our results. For fiscal 2005, we recorded $0.8 million in foreign exchange losses as a result of remeasuring intercompany transactions from local currencies to U.S dollar compared to $1.7 million in foreign exchange gains for fiscal 2004. To date, we have not engaged in foreign currency hedging.

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

1. Index to Consolidated Financial Statements

The following financial statements are filed as part of this report:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Portal Software, Inc.

We have audited the accompanying consolidated balance sheets of Portal Software, Inc. as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Portal Software, Inc. at January 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and have issued our report dated June 8, 2006 which disclaimed on opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.

/s/ ERNST & YOUNG LLP

San Jose, California

June 8, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Portal Software, Inc.

We were engaged to audit management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, of Portal Software Inc. (the Company) regarding the effectiveness of internal control over financial reporting as of January 28, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Portal Software’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

As described in the accompanying “Management’s Report on Internal Control over Financial Reporting,” the Company has not completed its assessment of the effectiveness of internal control over financial reporting as of January 28, 2005. Accordingly, we are unable to perform auditing procedures necessary to form an opinion on management’s assessment.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because management has not completed its assessment of internal control over financial reporting as of January 28, 2005 and we were unable to apply other procedures to satisfy ourselves regarding the effectiveness of the company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the company’s internal control over financial reporting.

The following eleven material weaknesses have been identified and included in management’s assessment as of January 28, 2005. These material weaknesses could affect all of the Company’s significant accounts.

Control Environment — Accounting and Finance Personnel

The Company had an entity level material weakness in its control environment related to an insufficient number of accounting and finance personnel and inadequately trained and experienced accounting and finance personnel. Because of the lack of sufficiently trained personnel, the company was unable to consistently and appropriately apply the Company’s accounting policies and GAAP. This material weakness resulted in adjustments to several of the Company’s significant accounts and contributed to the restatement of the first three quarters of fiscal 2005. The accounts most affected included revenue, deferred revenue, cost of services revenue, deferred cost of services revenue, taxes payable and income tax provision.

Control Activities — Policies and Procedures

The Company had an entity level material weakness related to ineffective controls over the documentation, application and review of the Company’s key accounting policies, procedures, transactions, analyses and conclusions. In addition, the Company failed to adequately assess the consistency of its accounting policies and procedures with GAAP. This material weakness resulted in adjustments to several of the significant accounts and contributed to the restatement of the first three quarters of fiscal 2005. The accounts most affected included revenue, deferred revenue, cost of services revenue, deferred cost of services revenue, taxes payable and income tax provision.

Information and Communication

The Company had an entity level material weakness related to insufficient processes and controls to identify capture and communicate financially significant information to the appropriate accounting personnel on a timely basis. This material weakness could impact most significant accounts and resulted in adjustments to revenue and deferred revenue. The adjustments to revenue and deferred revenue contributed to the Company’s restatement of the first three quarters of fiscal 2005.

Risk Assessment

The Company had an entity level material weakness related to insufficient procedures and controls to identify and assess relevant risks to the achievement of the company’s financial reporting objectives. The company has also been unable to adequately assess and manage on a timely basis the risk of financial reporting errors associated with ineffective internal control over financial reporting. This material weakness resulted in adjustments to several of the significant accounts and contributed to the restatement of the first three quarters of fiscal 2005. The accounts most affected included revenue, deferred revenue, cost of services revenue, deferred cost of services revenue, taxes payable, income tax provision, restructuring expense and accrued restructuring expense.

Inappropriate Segregation of Duties

The Company had an entity level material weakness related to certain Company employees who had incompatible responsibilities within the Company’s accounting systems, including the ability to update customer and vendor data. This material weakness could result in errors in the accounting for revenue, accounts receivable, expenses and accounts payable.

Revenue Recognition — Professional Services Contracts

The Company had a transactional level material weakness related to ineffective controls over the accounting for revenues from professional services contracts. Specifically, the Company lacked a process to timely assess and determine the type and nature of professional services contracts and incorrectly accounted for certain fixed price professional services contracts as time and materials arrangements. In addition the Company had ineffective controls over the recognition of revenue from professional services contracts for cash basis customers. Specifically, the Company lacked a process to determine that cash received from such customers was timely recognized as revenue. This material weakness resulted in incorrect revenue recognition during the first three quarters of fiscal 2005 and contributed to the restatement of the first three quarters of fiscal 2005.

Revenue Recognition — Multiple-element Arrangements

The Company had a transactional level material weakness related to its accounting for complex multi-element arrangements. Specifically the Company’s methodology for revenue recognition of certain complex multi-element arrangements with undelivered elements including professional services contracts, where Vendor-Specific Objective Evidence (“VSOE”) of fair value was not present, did not comply with GAAP. The Company also had insufficient controls over the timely identification of all elements of a multiple element arrangement with a specific customer. This material weakness resulted in incorrect revenue recognition during the first three quarters and contributed to the restatement of the first three quarters of fiscal 2005.

Accounting for Cost of Services Revenues

The Company had a transactional level material weakness related to ineffective controls over cost of services revenues. Specifically, the Company did not have a process in place to appropriately determine employee and contractor cost rates used in the calculation of deferred costs and project loss accruals. In addition the Company applied a methodology to calculate costs to be deferred on fixed price consulting services arrangements that did not comply with GAAP. This material weakness resulted in errors in cost of services revenue, accrued contract losses and deferred services costs in the first three quarters of fiscal 2005 and was also a contributing factor to the restatement of the first three quarters of fiscal 2005.

Income Taxes

The Company had a transactional level material weakness related to ineffective controls over the accrual for foreign withholding taxes. Specifically, the Company did not have a process to accurately calculate the amount of foreign tax withholdings on its arrangements with overseas customers. This material weakness resulted in errors in the income tax provision and accrued taxes in the first three quarters of fiscal and contributed to the restatement of the first three quarters of fiscal 2005.

Payroll Taxes

The Company had a transactional level material weakness related to ineffective controls over the accounting for payroll taxes involving professional services personnel working in certain foreign jurisdictions. Specifically, the Company did not have a process to assess those jurisdictions and those professional services personnel requiring the accrual for payroll taxes. This material weakness resulted in errors in cost of services and accrued payroll taxes in the first three quarters of fiscal 2005 and contributed to the restatement of the first three quarters of fiscal 2005

Restructuring

The Company had a transactional level material weakness related to ineffective controls over the accrual for restructuring activities. Specifically, the Company’s process to assess its restructured facilities’ exposure failed to timely detect the impact certain contractual lease provisions had on its restructuring reserves. This material weakness resulted in an error in the third quarter of fiscal 2005 and contributed to the restatement of that quarter.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The presence of a material weakness would preclude a conclusion that internal control over financial reporting is effective. The above material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated June 8, 2006 on those financial statements.

/s/ ERNST & YOUNG LLP

San Jose, California

June 8, 2006

PORTAL SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	January 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$26,980	$43,020
Short-term investments	18,223	39,884
Accounts receivable, net of allowance for doubtful accounts of $257 and $1,857 at January 31, 2005 and 2004, respectively	22,434	29,749
Restricted short-term investments	25	2,556
Deferred costs	5,871	103
Prepaid expenses and other current assets	4,312	3,926

Total current assets	77,845	119,238

Property and equipment, net	18,370	20,848
Purchased developed technology, net	—	1,995
Restricted long-term investments	14,470	13,164
Other assets	1,438	2,910

Total assets	$112,123	$158,155

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,285	$5,390
Accrued salary and related expenses	12,093	8,829
Current portion of accrued restructuring costs	7,780	9,193
Accrued accounting fees	10,648	1,180
Other accrued liabilities	9,563	8,030
Taxes payable	3,045	3,660
Current portion of long-term notes payable	32	96
Deferred revenue	40,356	28,891

Total current liabilities	91,802	65,269

Long-term notes payable	2,449	1,564
Long-term deferred revenue	17,590	—
Long-term accrued restructuring costs	17,391	18,791
Other long-term liabilities	2,536	—

Total liabilities	131,768	85,624

Commitments and contingencies (Note 5)	—	—

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 42,801 and 42,038 shares issued and outstanding at January 31, 2005 and 2004, respectively	43	42
Additional paid-in capital	613,995	618,966
Accumulated other comprehensive loss	(1,027)	(647)
Notes receivable from stockholders	(5)	(61)
Accumulated deficit	(632,651)	(545,769)

Total stockholders’ equity (deficit)	(19,645)	72,531

Total liabilities and stockholders’ equity (deficit)	$112,123	$158,155

See accompanying notes.

PORTAL SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended January 31,
	2005	2004	2003
Revenues:
License fees	$15,153	$39,566	$44,481
Services	78,540	87,187	76,609

Total revenues	93,693	126,753	121,090

Cost of revenues:
Cost of license fees	208	185	324
Cost of services	64,371	56,625	44,505
Amortization and impairment of purchased developed technology	1,995	2,660	4,596

Total cost of revenues	66,574	59,470	49,425

Gross margin	27,119	67,283	71,665

Operating expenses:
Research and development	37,553	30,243	35,704
Sales and marketing	44,676	45,600	51,900
General and administrative	29,141	15,472	15,747
Stock compensation (benefit) charges (1)	(7,333)	14,687	2,272
Impairment of long-lived assets and intangibles	—	—	1,956
Restructuring charges	8,141	—	36,546

Total operating expenses	112,178	106,002	144,125

Loss from operations	(85,059)	(38,719)	(72,460)

Interest and other income (expense), net	(1,758)	2,024	3,009

Loss before income taxes	(86,817)	(36,695)	(69,451)
Provision for income taxes	65	3,496	2,761

Net loss	$(86,882)	$(40,191)	$(72,212)

Net loss per share:
Basic and diluted	$(2.04)	$(1.05)	$(2.05)

Weighted average common shares:
Basic and diluted	42,519	38,163	35,278

(1) Stock compensation charges relate to the following expense categories:
	Years ended January 31,
	2005	2004	2003
Cost of services	$(1,594)	$3,192	$475
Research and development	(2,698)	5,408	826
Sales and marketing	(2,049)	4,102	636
General and administrative	(992)	1,985	335

Total stock compensation (benefit) charges	$(7,333)	$14,687	$2,272

See accompanying notes.

PORTAL SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Notes receivable from stockholders	Deferred stock compensation	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balances at January 31, 2002	34,989,559	$35	$536,389	$(709)	$(79)	$(335)	$(433,366)	$101,935
Components of comprehensive loss:
Net unrealized loss on investments	—	—	—	(574)	—	—	—	(574)
Translation adjustment and other	—	—	—	1,577	—	—	—	1,577
Net loss	—	—	—	—	—	—	(72,212)	(72,212)

Comprehensive loss								(71,209)

Issuance of common stock upon exercise of stock options, net of repurchases	144,056	—	381	—	—	—	—	381
Issuance of common stock pursuant to Employee Stock Purchase Plan	390,548	1	1,903	—	—	—	—	1,904
Compensation charge related to employee stock options	—	—	1,977	—	—	—	—	1,977
Amortization of deferred stock compensation	—	—	—	—	—	295	—	295
Payments on stockholder notes receivable	—	—	—	—	10	—	—	10
Issuance of common stock related to acquisition of Solution42	136,362	—	486	—	—	—	—	486
Reduction of deferred stock compensation related to terminations	—	—	—	—	—	40	—	40

Balances at January 31, 2003	35,660,525	36	541,136	294	(69)	—	(505,578)	35,819
Components of comprehensive loss:
Net unrealized loss on investments	—	—	—	(37)	—	—	—	(37)
Translation adjustment and other	—	—	—	(904)	—	—	—	(904)
Net loss	—	—	—	—	—	—	(40,191)	(40,191)

Comprehensive loss								(41,132)

Issuance of common stock upon exercise of stock options, net of repurchases	1,535,690	1	5,693	—	—	—	—	5,694
Issuance of common stock pursuant to Employee Stock Purchase Plan	313,199	—	1,468	—	—	—	—	1,468
Compensation charge related to employee stock options	—	—	14,687	—	—	—	—	14,687
Amortization of deferred stock compensation	—	—	—	—	2	—	—	2
Payments on stockholder notes receivable	—	—	—	—	6	—	—	6
Issuance of common stock related to registered offering	4,528,302	5	55,982	—	—	—	—	55,987

Balances at January 31, 2004	42,037,716	42	618,966	(647)	(61)	—	(545,769)	72,531
Components of comprehensive loss:
Net unrealized loss on investments	—	—	—	(72)	—	—	—	(72)
Translation adjustment and other	—	—	—	(308)	—	—	—	(308)
Net loss							(86,882)	(86,882)

Comprehensive loss								(87,262)

Issuance of common stock upon exercise of stock options, net of repurchases	440,011	—	1,256	—	—	—	—	1,256
Issuance of common stock pursuant to Employee Stock Purchase Plan	323,440	1	1,106	—	—	—	—	1,107
Compensation charge (benefit) related to employee stock options	—	—	(7,333)	—	—	—	—	(7,333)
Payments on stockholder notes receivable	—	—	—	—	56	—	—	56

Balances at January 31, 2005	42,801,167	$43	$613,995	$(1,027)	$(5)	$—	$(632,651)	$(19,645)

See accompanying notes.

PORTAL SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended January 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,882)	$(40,191)	$(72,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,869	7,765	9,295
Loss on disposal of property and equipment	143	—	—
Stock compensation (benefit) charges	(7,333)	14,687	2,272
Impairment of investment	1,500	—	—
Amortization of purchased developed technology	1,995	2,660	3,202
Reduction in intangibles due to impairment	—	—	1,880
Impairment of long-lived assets	—	—	1,470
Changes in operating assets and liabilities:
Accounts receivable, net	7,665	(7,282)	(144)
Deferred costs	(5,768)	(103)	—
Prepaid expenses and other current assets	(386)	345	514
Other assets	(28)	(286)	1,400
Accounts payable	2,856	691	620
Accrued salary and related expenses	3,264	8	(3,315)
Accrued accounting fees	9,468	528	(410)
Other accrued liabilities	4,069	3,913	14,414
Accrued restructuring costs	(2,813)	(12,337)	(3,064)
Taxes payable	(615)	—	—
Deferred revenue	29,055	4,936	(13,511)

Net cash used in operating activities	(35,941)	(24,666)	(57,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	(37,172)	(136,071)	(183,286)
Sales of available for sale investments	14,640	75,681	172,411
Maturities of available for sale investments	44,502	49,790	56,972
Purchases of property and equipment	(4,476)	(5,439)	(6,591)

Net cash provided by (used in) investing activities	17,494	(16,039)	39,506

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of repurchases	2,363	63,149	2,285
Payments received from stockholder notes receivable	56	8	10
Repayments of notes payable	(29)	(19)	(18)
Principal payments under capital lease obligations	—	(11)	(587)

Net cash provided by financing activities	2,390	63,127	1,690

Effect of exchange rate on cash and cash equivalents	17	(904)	1,577

Net (decrease) increase in cash and cash equivalents	(16,040)	21,518	(14,816)
Cash and cash equivalents at beginning of period	43,020	21,502	36,318

Cash and cash equivalents at end of period	$26,980	$43,020	$21,502

Supplemental disclosures of cash flow information:
Interest paid	$190	$34	$149
Income taxes paid	$679	$2,299	$2,356
Supplemental disclosures of non-cash financing activity:
Issuance of common stock for acquisition of Solution42	$—	$—	$486

See accompanying notes.

PORTAL SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies:

Nature of Business and Basis of Presentation

Portal Software, Inc. (“Portal” or the “Company”) develops, markets and supports product-based billing and revenue management software solutions primarily for global communications and media markets. The Company’s convergent platform enables service providers to deliver voice, data, video and content services with multiple networks, payment models, pricing plans and value chains. The Company markets its products worldwide through a combination of a direct sales force and distribution partners. Substantially all of the Company’s license revenues have been derived from sales of its Portal Infranet® product line.

Fiscal year

The Company adopted a 52/53 week fiscal accounting year commencing with the 2004 fiscal year. Each quarter consists of 13 weeks ending on a Friday. Fiscal 2005 began on January 31, 2004, the day following the last day of fiscal 2004, and ended on January 28, 2005. Accordingly, all references as of and for the period ended January 31, 2005 reflect amounts as of and for the period ended January 28, 2005. All references as of and for the period ended January 31, 2004 reflect amounts as of and for the period ended January 30, 2004.

Restatement of Quarterly Financial Statements

Portal has restated its previously reported unaudited quarterly financial statements for fiscal 2005 for the impact of errors principally related to accounting for revenue, accounting for deferred costs on large fixed price consulting services projects, accounting for certain international withholding and payroll taxes, accounting for restructuring costs, and the impact of a number of individually insignificant adjustments (the “Restatement”).

The decision to restate these quarterly consolidated financial statements was made by the Company’s management and Audit committee in consultation with the Company’s independent registered public accounting firm, as a result of the Company’s identification of certain individually, and in the aggregate, material errors in such financial statements.

The information included in this Form 10-K sets forth the effects of the Restatement on the previously reported financial statements for the affected quarters of fiscal 2005. Accordingly, the financial statements for the periods ended April 30, 2004, July 31, 2004 and October 31, 2004 that have been included in the Company’s Quarterly Reports on Forms 10-Q or 10-Q/A filed with the Securities and Exchange Commission on September 13, 2004, September 13, 2004 and April 25, 2005, respectively, or included in previous announcements should not be relied upon.

Principles of Consolidation

The consolidated financial statements include the accounts of Portal and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

The Company considers the functional currency of its foreign subsidiaries to be the local currency. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date and revenue, costs and expenses are translated at average rates of exchange in effect during the relevant period. Translation gains and losses are reported within accumulated other comprehensive loss. For fiscal 2005, the Company recorded $0.8 million in net foreign exchange losses primarily as a result of re-measuring foreign denominated amounts to the functional currency. Net foreign exchange gains were $1.7 million and $0.4 million for fiscal 2004 and 2003, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but are not limited to revenue recognition, which includes identifying linked arrangements, determining the existence of VSOE of fair value, determining the proportional performance on fixed-price professional services arrangements, and determining the credit-worthiness of customers; deferral of costs of revenue and cost/loss accruals, which include determining when to defer costs and estimating costs to complete; allowances for doubtful accounts; restructuring accruals, and income taxes. These estimates are based upon information available as of the date of the financial statements. Actual results could differ materially from those estimates.

Revenue Recognition

Revenues are derived primarily from contracts with global communications and media market companies and consist of software license fees, professional services, engineered solutions, and maintenance and support fees. Software license revenue is comprised of perpetual or multi-year (“term”) license fees. Fees from professional services are derived from the following services: implementation services, operational support services, business consulting and training. Fees from engineered solutions are derived from products or functionality developed for customers. Maintenance and support fees are derived from agreements that provide technical support and include the right to unspecified upgrades on a when-and-if available basis.

Though the Company enters into single element arrangements to provide professional services and engineered solutions on a stand-alone basis, it frequently enters into multi-element arrangements involving software licenses, related maintenance and support, professional services and, to a lesser extent, engineered solutions. As a result, the Company generally recognizes revenue pursuant to the requirements of Statement of Position (“SOP”) 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions and related amendments. Under these pronouncements, revenue is recognized when the following conditions (“Basic Criteria”) exist:

•	Persuasive evidence of an arrangement exists;

•	The fee is fixed or determinable;

•	Delivery has occurred;

•	Collectibility is probable.

The Company requires the following evidence of arrangement prior to the recognition of revenue:

•	Software License — executed software license agreement and, beginning with the third quarter of fiscal 2005, a customer purchase order, when required by the customer;

•	Professional Services — executed professional services agreement, statement of work and a customer purchase order (where required by the customer);

•	Engineered Solutions — executed engineered solutions agreement, statement of engineering and a customer purchase order (where required by the customer);

•	Maintenance and Support Services — executed software license agreement or maintenance support agreement and for renewals, either (a) a customer purchase order (where required by the customer) or (b) receipt of customer payment.

The Company’s typical payment terms require customer payment within thirty to sixty days. The Company considers payment terms which exceed six months to be extended payment terms. For payment terms between 60 days and six months, the Company evaluates whether they represent extended payment terms. When extended payment terms are present in an arrangement, the underlying revenue is deferred until such payments are received assuming all other conditions for recognition have been met.

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

Single Element Arrangements:

Software License Fees

The Company does not sell its software licenses on a stand-alone basis without software maintenance and support. Maintenance and support is included for an initial period of time, typically one year. As a result, software license fees are always recognized as part of a Multiple Element Arrangement, as described below.

Maintenance and Support Renewals

Revenue from maintenance and support renewals is deferred and recognized as service revenue on a straight line basis over the life of the related agreement, which is typically one year.

Professional Services

Revenue from stand-alone professional services contracts, including both fixed price and time and materials arrangements, is recognized in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Number 104, Revenue Recognition (“SAB 104”). The Company recognizes revenue from service contracts without customer acceptance provisions as the services are performed. If the contract includes customer specific acceptance provisions, including milestones, the revenue and associated direct costs, to the extent realizable, are deferred until customer acceptance.

Upon attainment of contractual milestones and formal customer acceptance, amounts billable upon milestone achievement and acceptance are recognized as revenue. Revenue recognized upon milestone achievement may not exceed the amount of revenue that would be recognized on a proportional performance basis as measured by the relationship between contract costs incurred to date and the estimated total costs. The Company periodically reviews the estimated total contract costs during the life of the contract.

Engineered Solutions

Revenue from engineered solutions arrangements where the Company modifies its code to develop additional functionality and/or features and has no intent to make the underlying functionality generally available to other customers is recognized under Accounting Research Bulletin (“ARB”) Number 45, Long Term Construction-Type Contracts (“ARB 45”), and SOP 81-1, Accounting for Performance of Construction Type and

Certain Production Type Contracts (“SOP 81-1”). Revenue is recognized upon milestone achievement not to exceed revenue recognized under the percentage of completion method based upon input measures. The Company measures progress toward completion based on the ratio of costs incurred to total estimated costs. If the Company has determined that its engineered solutions will be made generally available to other customers, revenue from these arrangements is recognized in accordance with SOP 97-2, SOP 98-9 and related amendments similar to the recognition of license fees described below in the License, Maintenance and Support and Professional Services section. Revenue from these engineered solutions is generally not recognized until both the customer has accepted the solution and it has been made generally available to other customers.

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

Multi-Element Arrangements:

Our revenue arrangements frequently include multiple elements consisting of a combination of software licenses, professional services and maintenance and support, and, on occasion, engineered solutions.

Assuming Basic Criteria and all other revenue recognition requirements are met, license revenue in multiple element arrangements is recognized upon delivery using the residual method in accordance with SOP 98-9. Under the residual method, the Company must establish Vendor Specific Objective Evidence of Fair Value (“VSOE”) for each undelivered element. VSOE is based upon pricing for those elements when they are sold separately or set by management having the proper authority prior to being sold separately.

License and Maintenance and Support, without Professional Services

License fee arrangements are always sold with maintenance and support for an initial period, typically one year. The Company has maintained VSOE for maintenance and support for all periods presented based on the renewal pricing when sold separately. The Company regularly assesses consistency of pricing for maintenance and support arrangements and has maintained VSOE during all periods presented. Revenue from maintenance and support fees are deferred and recognized as service revenue on a straight line basis over the life of the related agreement which is typically one year. The residual amount is recognized as license revenue upon license delivery.

License, Maintenance and Support and Professional Services

The Company often sells its software license arrangements and maintenance and support services in connection with professional services. Through the first fiscal quarter of fiscal 2005, the Company maintained VSOE for consulting services in principal countries where the Company performed business, and as a result, generally recognized license fee revenues upon delivery using the residual method assuming all of the following conditions were met:

•	The Basic Criteria (discussed above);

•	VSOE existed for all undelivered elements;

•	Payment of the license fee was not dependent upon the performance of services;

•	The services were not essential to the functionality of the software; and

•	The Company was able to reasonably estimate the efforts required under the professional services arrangement.

At the beginning of the first quarter of fiscal 2005, the Company’s Chief Operating Officer resigned resulting in increased discretion over professional services pricing by regional general managers. Additionally, the Company concurrently launched an initiative to improve the gross margins on its professional services’ projects. As part of this initiative, the Company hired experienced professional services managers and focused project pricing around minimum margin thresholds, rather than on Company published price lists. As a result of these changes, subsequent to the first quarter of fiscal 2005, the Company ceased to maintain VSOE for consulting and training services. Subsequent to the loss of VSOE for consulting and training services, license and professional services revenue are recognized in accordance with SOP 97-2 paragraph 12. Under paragraph 12, when there are undelivered elements for which VSOE of fair value does not exist (e.g. consulting services), revenue from all elements of the arrangement shall be deferred until undelivered elements without VSOE have been fully delivered. Once undelivered elements without VSOE have been delivered, all revenue, except revenue related to the undelivered maintenance and support obligations for which VSOE exists, shall be recognized (assuming all other revenue recognition criteria have been met) and revenue related to maintenance and support shall be recognized on a ratable basis over the remaining term of the agreement.

Cost of Revenues

Items Included in Cost of Revenues

License

The Company considers royalty obligations related to third-party technology included in or sold with the Company’s products to be its cost of license revenue. These costs are expensed in the period the obligation is incurred. These costs are generally low compared to license revenues at 1% to 2% of license revenues.

Professional Services and Engineered Solutions not intended to be Made Generally Available

The Company considers those costs which are directly related to and identifiable with maintenance and support, professional services and engineered solutions not intended to be made generally available to be part of its cost of services. These costs include salary, payroll taxes, employee benefits and bonuses for Portal employees and the cost of third party contractors directly involved in delivering the services. The Company also includes in its cost of services travel costs incurred by Portal employees and third-party consultants in the performance of these engagement services.

Corporate allocation of IT, facilities and professional services group management costs are excluded from direct costs of specific projects, but included in the overall Company allocations to cost of services.

Engineered Solutions Intended to be Made Generally Available

The Company considers costs which are directly related to and identifiable with engineered solutions arrangements where the Company intends to make the underlying product or functionality delivered under its engineered solutions generally available to other customers to be product development costs. These costs are included in research and development expenses in the Company’s financial statements.

Deferral of Costs of Revenue

License

The Company does not defer its costs of license revenue. Such costs are not significant.

Professional Services and Engineered Solutions not intended to be made Generally Available

The Company defers costs directly related to and identifiable with professional services and Engineered solutions not intended to be made generally available when all of the following conditions are met:

•	Costs incurred exceed revenues recognized to date due to the following:

•	A billing milestone has not been completed and accepted by the customer or the milestone acceptance billings as a percentage of the total revenue is significantly less than the level of effort involved in achieving the milestone, or

•	The project is part of a multiple element engagement including license, PCS and consulting services and revenue is being deferred until completion of the consulting services engagement,

•	There is probable and objectively supportable evidence that the specific project will result in a positive margin upon completion,

•	There is probable and objectively supportable evidence that deferred costs will be recovered through deferred revenue or future billings, and

•	There is no uncertainty that Portal will be able to complete the project and that the customer will meet its payment obligations.

Engineered Solutions intended to be made Generally Available

Under the Company’s development process for engineered solutions intended to be made generally available, technological feasibility is established upon the completion of a working model. Costs incurred by Portal between the completion of the working model and the point at which the product is made generally available and delivered to the customer are insignificant. Therefore, costs incurred to develop engineered solutions to a stage to be made generally available to other customers are charged to research and development as incurred.

Cost/Loss Accruals

In accordance with SOP 97-2, when the Company’s project estimates indicate that a loss or negative margin is expected to result upon the completion of a project which is part of a multiple element arrangement (based on direct and identifiable costs as defined above), the Company accrues costs in an amount to bring the net negative margin of the project recognized to date up to the amount of the expected negative net margin upon completion. Additionally, the Company follows the same loss accrual process on stand-alone consulting services arrangements in accordance with Statement of Financial Accounting Standards (“SFAS”) Number 5, Accounting for Contingencies (“SFAS 5”). As of January 31, 2005 the Company recorded accrued losses of $2.0 million, with an estimated loss at completion of $9.3 million.

Research and Development

Research and development expenditures are generally charged to operations as incurred. SFAS Number 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on Portal’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by Portal between the completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, through January 31, 2005, Portal has charged all such costs to research and development expense in the period incurred.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. The Company’s investment policy specifies investment grade government and corporate debt securities and limits the amount of credit risk exposure to any one issuer. The investment in debt securities must have a rating of A1 or better rated financial instruments. The Company is exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet.

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

Affiliates majority owned by Vodafone Group Plc (“Vodafone”), as publicly reported by Vodafone, accounted for 23%, 31% and 19% of total revenues for fiscal 2005, 2004 and 2003, respectively. No individual Vodafone affiliate or other customer accounted for more than 10% of revenues during fiscal 2005, 2004 and 2003. Net accounts receivable from affiliate’s majority owned by Vodafone were $3.4 million which represents 15% of net accounts receivable as of January 31, 2005.

Guarantees

The Company’s license agreements include indemnification for infringement of third-party intellectual property rights. The Company’s software license agreements also generally include a warranty that its software products will substantially operate as described in the applicable program documentation for a period of 90 days after delivery. The Company also warrants that services it performs will be provided in a manner consistent with industry standards. To date, the Company has not incurred any material costs associated with its warranties and no amounts have been accrued relating to indemnification obligations or warranties, as the Company does not believe any losses are probable.

The Company has letters of credit issued totaling $12.0 million related to its leased facilities, two bank guarantees for $1.4 million to support outstanding loans secured by buildings owned by the Company and $1.1 million for a bank guarantee issued in support of the Company’s compliance with performance obligations to a customer. In the event the Company defaults on the terms of the underlying agreements, the beneficiaries may draw on these letters of credit. The requirements to maintain the letters of credit correspond to the terms of the underlying agreements which expire at various dates through 2021. The Company’s available-for-sale securities that are collateral for outstanding letters of credit and bank guarantees are classified as restricted short-term and long-term investments on the consolidated balance sheet.

As permitted under the Company’s Restated Certificate of Incorporation, Bylaws and the Delaware General Corporation Law, the Company has entered into agreements whereby it indemnifies its directors and certain of its other key managers for certain events or occurrences while the manager or director is, or was, serving at the Company’s request in such capacity.

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

Segment Information

The Company operates solely in one business segment, the development and marketing of business software and related services. The Company’s foreign operations consist of sales, marketing and support activities through its foreign subsidiaries and an overseas reseller network as well as an engineering and development center in India. The Company’s Chief Executive Officer has responsibility as the chief operating decision maker (“CODM”) as defined by SFAS Number 131, Disclosures about Segments of an Enterprise and Related Information. The CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. The Company’s assets are primarily located in its corporate office in the United States and are not allocated to any specific region. Therefore the Company does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. As a result, geographic information is presented only for revenues and property and equipment.

The following summarizes revenues by region and as percentage of total revenue, (dollars in thousands):

	January 31,		January 31,		January 31,
	2005	% Revenue	2004	% Revenue	2003	% Revenue
	(in thousands, except percentages)
United States and Canada	$13,646	15%	$28,553	23%	$37,590	31%
International
EMEA — United Kingdom	20,904	22%	19,158	15%	20,058	17%
Other EMEA	34,164	36%	52,542	41%	44,042	36%
Rest of World — Japan	10,793	12%	7,866	6%	5,980	5%
Other Rest of World	14,186	15%	18,634	15%	13,420	11%

Total International	80,047	85%	98,200	77%	83,500	69%

Total revenues	$93,693	100%	$126,753	100%	$121,090	100%

Revenues for EMEA are defined as revenue from Europe, Middle East and Africa. Rest of World revenues are defined as revenue from Asia-Pacific, Japan, Central and South America and Mexico.

The following summarizes net property and equipment by region and as percentage of total net property and equipment, (dollars in thousands, unaudited):

	As of January 31,
	2005	2004
United States and Canada	$13,071	$15,051
EMEA	4,490	5,271
Rest of World	809	526

Total property and equipment, net	$18,370	$20,848

Of the $4.5 million in net property and equipment in EMEA, $2.1 million is in the United Kingdom and $2.4 million is in Germany.

Fair Value of Financial Instruments

The fair value of short-term and long-term notes payable is estimated based on current interest rates available to Portal for debt instruments with similar terms, degrees of risk and remaining maturities. At January 31, 2005 and 2004, the carrying values of these obligations approximate their respective fair values. The fair value of debt securities were based on quoted market prices, and pricing models should generally approximate the actual values that could have been realized as of year-end but may not be representative of the values to be realized in the future.

Advertising

Portal expenses advertising costs as incurred. Advertising expenses were approximately $0.1 million for both fiscal 2005 and 2004, respectively. There were no advertising expenses recorded for fiscal 2003.

Cash, Cash Equivalents, Short-Term and Long-Term Investments

The Company considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase, of three months or less to be cash equivalents. At January 31, 2005 and January 31, 2004, cash equivalents and short-term investments consisted primarily of commercial paper, corporate notes, money market funds and government securities.

The Company classifies, at the date of acquisition, its cash equivalents and short-term investments as available-for-sale in accordance with the provisions of SFAS Number 115, Accounting for Certain Investments in Debt and Equity Securities. Securities are reported at fair market value, with the related unrealized gains and losses included within stockholders’ equity. Realized gains and losses are recorded using the specific identification method, are recorded in interest and other income (expense), net and are immaterial for all periods presented. Declines in value on available-for-sale securities judged to be other than temporary are recorded in interest and other income (expense), net. None of the Company’s investments are deemed impaired as of January 31, 2005, as substantially all of our investments are investment grade government and corporate debt securities that have maturities of less than three years, and unrealized losses are immaterial. Reclassification adjustments from stockholders’ equity resulting from changes in unrealized gains and losses were immaterial for all periods presented.

The following summarizes Portal’s cash, cash equivalents and investments (in thousands):

	January 31,
	2005	2004
Cash and cash equivalents:
Cash	$26,842	$24,499
Money market funds	138	11,927
Commercial paper	—	6,594

Total cash and cash equivalents	26,980	43,020

Short-term investments:
Corporate notes	13,398	8,384
U.S. Government securities	4,825	31,500

Total short-term investments	18,223	39,884

Restricted short-term investments:
Cash	25	57
U.S. Government securities	—	2,499

Total restricted short-term investments	25	2,556

Restricted long-term investments:
Cash	605	—
Money market funds	4,469	5,171
Corporate notes and commercial paper	—	7,993
U.S. Government securities	9,396	—

Total restricted long-term investments	14,470	13,164

Total cash, cash equivalents and investments	$59,698	$98,624

Available-For-Sale Securities

	Amortized cost	Gross unrealized		Fair value
		Gain	Loss
January 31, 2005
Corporate notes	$13,437	$—	$(39)	$13,398
U.S. Government securities	14,249	—	(28)	14,221

Total available for sale debt securities	$27,686	$—	$(67)	$27,619

Amounts included in short-term investments	$18,272	$—	$(49)	$18,223
Amounts included in restricted long-term investments	9,414	—	(18)	9,396

Total available for sale debt securities	$27,686	$—	$(67)	$27,619

January 31, 2004
Commercial paper	$6,594	$—	$—	$6,594
Corporate notes	16,366	18	(8)	16,376
U.S. Government securities	34,005	8	(13)	34,000

Total available for sale debt securities	$56,965	$26	$(21)	$56,970

Amounts included in cash and cash equivalents	$6,594	$—	$—	$6,594
Amounts included in short-term investments	39,879	26	(21)	39,884
Amounts included in restricted short-term investments	2,499	—	—	2,499
Amounts included in restricted long-term investments	7,993	—	—	7,993

Total available for sale debt securities	$56,965	$26	$(21)	$56,970

The estimated fair value of available for sale investments classified by date of maturity is as follows (in thousands):

	January 31,
	2005	2004
Due within one year	$26,118	$34,989
Due within two years	1,501	19,378
Due after two years	—	2,603

Total short-term investments	$27,619	$56,970

Restricted investments represent collateral for outstanding letters of credit and bank guarantees. The collateral amounts required by the issuing banks are in excess of the face value of the letters of credit and bank guarantees in order to account for potential fluctuations in the value of the underlying investments and exchange rates. As of January 31, 2005, restricted long-term investments of $14.5 million represented collateral for four letters of credit and three bank guarantees. As of January 31, 2005, the four letters of credit requiring collateral of $12.0 million were issued in lieu of a cash security deposit for a Company facility, are renewable annually and expire on various dates from April 15, 2006 through March 5, 2021. Two bank guarantees requiring collateral of $1.4 million relate to outstanding loans secured by buildings owned by the Company and expire on January 1, 2011 and December 31, 2017. The other bank guarantee requiring collateral of $1.1 million was issued in support of the Company’s compliance with performance obligations to a customer and expired on April 15, 2006 with the consent of the customer. Restricted investments consist of cash, money market funds, corporate notes, commercial paper and U.S. Government securities maturing over a period of up to two years.

Depreciation and Amortization

Depreciation on office and computer equipment and furniture and fixtures is computed using the straight-line method over estimated useful lives of two to seven years. Buildings are depreciated using the straight-line method over an estimated useful life of 24 years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or their estimated useful lives, typically five years. If the Company determines that useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Purchased Developed Technology

Purchased developed technology is carried at cost less accumulated amortization. The purchased developed technology has been fully amortized in fiscal 2005. The following table summarizes the Company’s purchased developed technology and accumulated amortization as of January 31, 2005 and 2004.

	January 31,
	2005	2004
Gross costs	$11,628	$11,628
Accumulated amortization	(11,628)	(9,633)

Net	$—	$1,995

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

During the third quarter of fiscal 2003, Portal recorded charges of $2.9 million in impairment of assets related to computer equipment and software that were abandoned. Of the total impairment charge, $1.4 million was related to third-party software for which some of the functionality was previously integrated into Portal’s product. The entire software was abandoned after Portal re-assessed its need for the software and decided against further integration due to the reductions in workforce. The impairment of this software is included in Amortization and Impairment of Purchased Developed Technology in the Consolidated Statements of Operations. The remaining $1.5 million in impairment of computer equipment is included in Impairment of long-lived assets and intangibles in the Consolidated Statements of Operations.

In the fourth quarter of fiscal 2003, we issued 136,362 shares valued at $0.5 million to the former Solution42 shareholders under the terms of the original purchase agreement, resulting in an additional goodwill impairment charge during the quarter. We acquired Solution42 in November 2000. This impairment charge is included in Impairment of Long-lived Assets and Intangibles in the Consolidated Statements of Operations.

Net Loss Per Share

In accordance with SFAS Number 128, “Earnings Per Share”, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net loss per share for each of the three years in the period ended January 31, 2005 (in thousands, except per share data):

	Years ended January 31,
	2005	2004	2003
Basic and diluted:
Net loss	$(86,882)	$(40,191)	$(72,212)

Weighted average shares of common stock outstanding	42,519	38,170	35,292
Less: Weighted-average shares subject to repurchase	—	(7)	(14)

Weighted average shares used in computing basic and diluted net loss per share	42,519	38,163	35,278

Net loss per share	$(2.04)	$(1.05)	$(2.05)

Portal has excluded outstanding stock options from the calculation of diluted loss per share because all such securities are anti-dilutive for all periods presented.

Stock-Based Compensation

Portal has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) Number 25 (“APB 25”), Accounting for Stock Issued to Employees and related interpretations in accounting for its employee and director stock-based awards. An alternative method prescribed by SFAS Number 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by SFAS Number 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock-based awards. Under APB 25, Portal does not recognize compensation expense with respect to such awards if the exercise price equals or exceeds the fair value of the underlying security on the date of grant and other terms are fixed. Portal estimates fair value based on the Black-Scholes option pricing model. As further discussed in Note 6, the Company has recorded a stock compensation charge (benefit) associated with repriced options that became subject to variable accounting.

The amounts in fiscal 2004 and fiscal 2003 in the tables below have been restated to reflect the correction of calculation errors. Accordingly, pro forma net loss reported under SFAS 123 for the years ended January 31, 2004 and 2003, presented in the tables below, has been revised. The previously reported pro forma data was for footnote disclosure purposes only, and had no effect on the Company’s previously reported results of operations, financial position or cash flows.

Summarized below are the pro forma effects on net loss and net loss per share as if Portal had elected to use the fair value approach prescribed by SFAS 123 (in thousands, except per share amounts):

	Years ended January 31,
	2005	2004 (restated)	2003 (restated)
Net loss, as reported	$(86,882)	$(40,191)	$(72,212)
Add: Stock-based employee compensation included in reported net loss	(7,333)	14,687	2,272
Deduct: Stock-based employee compensation expense determined under the fair value method for all stock option grants (SFAS 123)	(9,619)	(12,685)	(21,669)

Pro forma net loss	$(103,834)	$(38,189)	$(91,609)

Basic and diluted net loss per share:
As reported	$(2.04)	$(1.05)	$(2.05)

Pro forma	$(2.44)	$(1.00)	$(2.60)

Number of shares used	42,519	38,163	35,278

The fair value of options granted was estimated using the following weighted-average assumptions:

	Options			Employee Stock Purchase Plan
	Years ended January 31,			Years ended January 31,
	2005	2004	2003	2005	2004	2003
Risk-free interest rate	3.6%	3.5%	4.0%	1.8%	1.1%	1.9%
Expected life (years)	6.2	4.5	4.5	0.9	0.8	1.0
Volatility	128%	138%	145%	87%	110%	90%
Dividend yield	0%	0%	0%	0%	0%	0%

The weighted average fair value, per share, of options granted for the years ended January 31, 2005, 2004, and 2003 was $3.31, $6.58, and $2.55, respectively. The weighted average fair value, per share, of stock granted for the employee stock purchase plan for the years ended January 31, 2005, 2004, and 2003 was $3.43, $4.44, and $2.77, respectively.

Recent Accounting Pronouncements

Share Based Payment

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which revises SFAS 123 and supersedes APB 25. In April 2005, the Securities and Exchange Commission (‘SEC”) amended Regulation S-X to modify the date for compliance with SFAS No. 123(R). The provisions of SFAS No. 123(R) must be applied beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which for the Company is February 1, 2006 (the “Effective Date”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. Under SFAS 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards, which will lead to substantial additional compensation expense. Any such expense, while not affecting the Company’s cash flows, will have a material negative impact on the Company’s reported results of operations.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine the effect of a change. SFAS 154 also makes a distinction between ‘retrospective application’ of an accounting principle and the ‘restatement’ of financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s consolidated financial statements.

Note 2. Balance Sheet Details

Property and equipment is recorded at cost and consists of the following (in thousands):

	January 31,
	2005	2004
Land and buildings	$2,582	$2,458
Office and computer equipment	39,202	35,365
Furniture and fixtures	2,295	2,258
Leasehold improvements	9,179	8,663

	53,258	48,744
Accumulated depreciation and amortization	(34,888)	(27,896)

Property and equipment, net	$18,370	$20,848

During fiscal 2005, 2004 and 2003, depreciation expense amounted to $7.0 million, $7.3 million and $9.0 million, respectively.

Deferred revenue is comprised of:

	January 28, 2005	January 30, 2004	January 31, 2003
Short term
License	$10,963	$5,834	$5,264
Services	29,393	23,057	18,691

Total short term deferred revenue	$40,356	$28,891	$23,955

Long term
License	$2,943	$—	$—
Services	14,647	—	—

Total long term deferred revenue	$17,590	$—	$—

Note 3. Restructuring

Fiscal 2005 Restructuring Activities

In the third quarter of fiscal 2005, the Company’s Board of Directors approved the implementation of a plan to restructure operations, the Fiscal 2005 Restructuring Plan (“Fiscal 2005 Plan”). This plan combined four separate regional sales operations and services organizations into one integrated worldwide sales and services organization, and included reductions in the Company’s worldwide workforce of approximately 65 employees. This change was designed to support a focus on key customers and target markets, reduce costs and strengthen the connection between the Company and its customers. In addition to a reduction in personnel, the Company specifically identified facilities to be vacated internationally as part of the Fiscal 2005 Plan. The Company vacated these facilities during the third quarter of fiscal 2005. Prior to vacating these facilities, or portions thereof that the Company intends to sublease, rental expense continued to be included in operating expenses. The charge associated with this restructuring activity was $4.1 million and was primarily comprised of $3.1 million in severance related expenses, $0.8 million in facilities expenses and $0.2 million in other expenses. Associated severance payments were subsequently paid through the end of the second quarter of fiscal 2006. The third quarter restructuring charge for the Fiscal 2005 Plan was offset by a restructuring benefit of $4.6 million from the release of a prior restructuring plan provision due to the reoccupation by Portal personnel of certain formerly vacated facilities, resulting in a net restructuring benefit of $0.5 million in the third quarter of fiscal 2005.

In May 2005, the Company undertook a comprehensive review of leased properties restructured under prior years’ restructuring plans approved by the Company’s Board of Directors. In light of ongoing high vacancy rates of commercial office space in the geographic markets in which the Company leases facilities, the Company revised its estimates of future sublease opportunities for major leased and partially occupied properties in Cupertino, California and Slough, UK. After consultation with its professional commercial property advisors, the Company effective as of the fourth quarter of fiscal 2005 revised its estimates for the market opportunities and increased the length of time required to obtain suitable subtenants or terminate leases at these locations. Subsequent to this market review, on February 17, 2006 the Company entered into a lease termination agreement with Symantec Corporation, which purchased both of the Company’s leased Cupertino properties from the current landlord. This agreement will allow the Company to eliminate a substantial majority of the future lease liability for both leased Cupertino facilities over a future period of time, beginning in fiscal 2007, upon meeting certain conditions. Under the terms of the agreement, the Company is committed to pay $5.0 million to Symantec on or before September 30, 2006 for the termination of the leases. The Company adjusted its future lease liability estimates at the end of fiscal 2005 to reflect this subsequent event. The net additional restructuring charge due to changes in prior estimates and the subsequent lease termination agreement with Symantec resulted in a net charge of $8.6 million in the fourth quarter of fiscal 2005. The total net restructuring charge recorded in fiscal 2005 related to leased facilities, abandoned property, and severance costs associated with headcount reductions recorded was $8.1 million.

Fiscal 2003 Restructuring Activities

In July 2002, our Board of Directors approved and the Company began implementation of a plan to effect a change in its operations and cost structure to more fully align with its revised business strategy requiring a greater focus on the needs of diversified telecommunications service providers. The plan included a reduction in workforce of approximately 250 employees, facilities reductions and asset write-offs. The restructuring plan was accounted for under EITF 94-3. We recorded restructuring charges of $36.6 million for fiscal 2003. The restructuring charges included approximately $6.2 million of severance related amounts, $17.1 million of committed excess facilities, primarily related to lease expenses net of anticipated sublease income, $11.7 million in asset write-offs and $1.6 million for other costs.

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

The $11.7 million in asset write-offs consisted of the following significant assets:

Leasehold improvements: As a result of the abandonment of various leased facilities, Portal wrote off the net book values of the related leasehold improvements. Portal continued to record depreciation expense, included in operating expenses, for the leasehold improvements until it no longer occupied the facilities or portions of the facilities. Upon vacating these facilities, Portal wrote off the net book value of these leasehold improvements as they were not deemed recoverable due to unfavorable sub-leasing market conditions.

Furniture and fixtures: As a result of abandoning facilities, Portal decided to also abandon furniture and fixtures in the vacated facilities or portion of the facilities. Upon vacating the facilities and abandoning the furniture and fixtures, Portal wrote off the net book value of the abandoned assets. This charge impacted the North American and European regions.

Internally used software: As a result of the reductions in force, Portal assessed its need for the number of licenses for software currently in use. Based on existing and projected future needs at that time, Portal determined the number of licenses purchased exceeded the actual number needed. Accordingly, Portal abandoned the unused licenses and wrote-off the related portion of the license fees associated with these purchased software packages. Additionally, Portal was working on a project that utilized third-party software. Due to the reductions in force, Portal re-assessed its need for the software, and abandoned it, due to the elimination of related resources. These charges impacted the North American and European regions.

Fiscal 2002 Restructuring Activities

In May 2001, Portal’s Board of Directors approved a plan to reduce its cost structure. The plan was a combination of a reduction in workforce of approximately 300 employees or 20% of the workforce, consolidations of facilities and asset write-offs. In October 2001, Portal’s Board of Directors approved a second restructuring plan to further reduce its cost structure in response to the continued global deferral of capital expenditures by telecommunications companies as well as the general downturn in the economy. Total restructuring charges incurred were $71.0 million, and included severance related amounts, committed excess facilities and asset write-offs.

The long-term portion of accrued restructuring costs is made up of lease payments and termination costs for vacated facilities, net of expected sublease income, and is currently expected to be paid through March 2021. Actual future cash requirements may differ materially from the accrual, particularly if actual sublease income is significantly different from sublease opportunities and income estimates derived from current market conditions and, or if we are unable to meet certain conditions of the Symantec lease termination agreement.

A summary of accrued restructuring costs is as follows (in thousands):

	Balance January 31, 2002	Charges	Cash	Non-cash	Balance January 31, 2003
Severance	$1,950	$6,175	$(6,228)	$—	$1,897
Facilities	29,976	17,120	(10,466)	—	36,630
Asset write-offs	2,381	11,690	—	(14,071)	—
Other	674	1,561	(441)	—	1,794

	$34,981	$36,546	$(17,135)	$(14,071)	$40,321

	Balance January 31, 2003	Charges	Cash	Non-cash	Balance January 31, 2004
Severance	$1,897	$783	$(2,545)	$—	$135
Facilities	36,630	(783)	(9,711)	—	26,136
Other	1,794	—	(81)	—	1,713

	$40,321	$—	$(12,337)	$—	$27,984

	Balance January 31, 2004	Charges	Cash	Non-cash	Balance January 31, 2005
Severance	$135	$3,324	$(2,395)	$—	$1,064
Facilities	26,136	6,368	(8,466)	—	24,038
Other	1,713	(1,551)	(93)	—	69

	$27,984	$8,141	$(10,954)	$—	$25,171

Current portion of accrued restructuring costs					$7,780

Long-term accrued restructuring costs					$17,391

The restructuring accrual for facilities as of January 31, 2005 of $24.0 million is for future minimum lease payments and other facilities costs, net of estimated sublease income. This amount is comprised of $43.3 million of future minimum lease payments and $7.9 million of lease termination and other facilities costs, offset by $27.2 million in estimated future sublease income.

Note 4. Long-term Notes Payable

Liabilities assumed as part of Portal’s November 2000 acquisition of Solution42 included four long-term notes payable. The four long-term notes payable are mortgages for two facilities purchased by Solution42, with a net book value of $2.5 million as of January 31, 2005. Two of the loans accrue interest at 4.45% per annum. These two loans are guaranteed by a German government organization and have restrictions on the transfer of property. Principal and interest are due in December 2010 and June 2011. As of January 31, 2005, the balances due on these loans were $1.0 million and $0.9 million, respectively. The other two loans accrue interest at 5.10% and 4.88% per annum. The interest rates on these loans are fixed until 2008 and 2009, respectively, at which time the rates can be renegotiated. Principal and interest are due monthly through October 2015 and November 2024, respectively. As of January 31, 2005 the balances due on these loans were $0.3 million each.

In connection with the notes payable, the Company has issued letters of credit totaling $1.4 million related to bank guarantees securing bank loans to the former shareholders of Solution42.

Future minimum payments under long-term notes payable are as follows (in thousands):

Year ending January 31,
2006	$144
2007	144
2008	144
2009	144
2010	144
Thereafter	2,529

Total minimum payments	3,249
Less amount representing interest	(768)

Present value of future payments	2,481
Less current portion	(32)

Long-term portion	$2,449

Note 5. Commitments and Contingencies

Operating Leases

Portal leases its office facilities and some property under various operating lease agreements with terms through March 2021. Rental expense, net of sublease income, for all operating leases was approximately $7.3 million, $6.4 million and $10.0 million for fiscal 2005, 2004 and 2003, respectively. Sublease income was $0.2 million, $1.0 million and $1.2 million for fiscal 2005, 2004 and 2003, respectively. Future minimum lease payments and committed future sublease income as of January 31, 2005 for all operating leases, including the February 2006 Symantec lease termination agreement, are as follows (in thousands):

Year ending January 31,	Lease payments	Sublease income
2006	$16,316	$2,786
2007	12,330	2,453
2008	6,425	2,595
2009	6,081	2,969
2010	3,267	1,734
Thereafter	26,812	14,634

Total minimum lease payments	$71,231	$27,171

Of the $71.2 million in non-cancelable operating leases, $43.3 million has been included in accrued restructuring expenses as of January 31, 2005.

In connection with the leases for several facilities, Portal has issued four letters of credit as deposits totaling $12.0 million (see Note 1). The four letters of credit were issued in lieu of a cash security deposit, are renewable annually and expire on various dates through March 5, 2021.

The Company has available a $10.0 million Letter of Credit Line (“Line”) with a bank. Under the agreement, the bank will issue Standby letters of credit for the account of Portal, not to exceed at any time the maximum principal amount of $10.0 million. Each letter of credit shall be issued for a term not to exceed 365 days, as designated by Portal; provided that no letter of credit shall have an expiration date more than twelve (12) months beyond the maturity date of the Line. The Line expired on May 15, 2006 and is subject to certain covenants. As of January 31, 2005, $5.3 million had been used for the issuance of letters of credit and $4.7 million remained available under the Line. The outstanding letters of credit are collateralized by available-for-sale securities that are classified as restricted short-term and long-term investments on the consolidated balance sheet, and expire in June and December 2006.

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

On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The underwriter defendants sought leave to appeal this decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Portal case. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful.

The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. Pursuant to those agreements Portal’s insurers would participate in an undertaking to guarantee a minimum recovery by the plaintiffs. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. It is anticipated that any potential financial obligation of Portal to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance.

Therefore, the Company does not expect that the settlement will involve any payment by Portal. Based on the amount of Portal’s insurance and agreement of the insurers to cover legal expenses after June 1, 2003, Portal does not anticipate additional expenses or liability if the settlement is approved. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Portal’s insurance carriers should arise, Portal’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than

$3.4 million. However, if the JPMorgan Chase settlement is finally approved, Portal’s maximum financial obligation to the plaintiffs pursuant to the settlement would be less than $2 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the underwriter defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on April 24, 2006, but has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement. To the extent the settlement agreement is not approved, Portal will vigorously defend the action.

On November 13, 2003 Portal announced that its results for the quarter ended October 31, 2003 would be lower than previously estimated. On November 20, 2003 a purported class action complaint was filed in the United States District Court for the Northern District of California against Portal, and certain of its officers and directors. The lawsuit claims to be on behalf of all persons who purchased Portal shares from May 20, 2003 through November 13, 2003 (the “Class Period”). Several similar class actions have also been filed in the same court based on essentially the same facts and allegations. These cases were consolidated on February 4, 2004 and a lead plaintiff and lead plaintiff’s counsel were appointed on March 25, 2004. On May 24, 2004 the lead plaintiff filed a consolidated amended complaint alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, arising from allegations that during the Class Period Portal recognized revenue improperly and failed to disclose declining demand for its products and services. The consolidated amended complaint seeks damages in an unspecified amount. The defendants moved to dismiss this complaint on July 6, 2004 and the hearing on the motion was scheduled for September 30, 2004. On September 23, 2004, the lead plaintiff filed a motion for leave to file an amended complaint and requested continuance of the hearing to allow them time to prepare a proposed amended complaint. The court allowed plaintiff 60 days to file a motion for leave to amend, along with the required proposed amendment and took the original hearing date off calendar. Lead plaintiff’s motion for leave to amend and the proposed amended complaint were due to be filed by or about November 29, 2004. Lead plaintiff filed a second amended complaint on November 29, 2004. The second amended complaint purports to add a new plaintiff that may have purchased shares in, or traceable to, the September 2003 secondary offering and to add claims under Sections 11 and 12(a) of the Securities Act on the basis that the registration statement for the secondary offering contained allegedly material misstatements or omissions. The defendants moved to strike the second amended complaint on December 2, 2004. On December 7, 2004 the Court set a briefing schedule for the motion to strike. Plaintiffs filed a motion for leave to amend on December 22, 2004 correcting their failure to file the motion concurrent with the proposed second amended complaint. Defendants filed an opposition to the motion for leave to amend on January 6, 2005. A hearing on defendants’ motion to strike on plaintiffs’ motion for leave to amend was held on January 27, 2005. On March 10, 2005, the court granted plaintiffs’ motion for leave to amend and terminated as moot defendants’ motions to dismiss the consolidated amended complaint and to strike the improperly filed consolidated second amended complaint. The defendants moved to dismiss the consolidated second amended complaint on April 15, 2005. On May 19, 2005, plaintiffs filed their third consolidated amended complaint. Defendants moved to dismiss the third consolidated amended complaint on June 2, 2005, and a hearing on this motion was conducted on July 7, 2005. On August 10, 2005, the Court issued an order granting defendants’ motion to dismiss the third consolidated amended complaint as to all asserted claims and allowing plaintiffs leave to file a fourth consolidated amended complaint on or before October 11, 2005. On October 11, 2005, plaintiffs filed their fourth consolidated amended complaint. Defendants filed a motion to dismiss the fourth consolidated amended complaint on December 9, 2005. Plaintiffs filed an opposition to defendants’ motion to dismiss on February 8, 2006 and defendants’ reply brief in support of the motion to dismiss was filed on March 8, 2006. A hearing on the motion to dismiss took place on March 23, 2006 and an opinion will be issued at a later date. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of Portal. However, depending on the amount and timing, an unfavorable resolution of these matters could materially affect the Company’s future results of operations or cash flows in a particular period. Portal believes the lawsuits are without merit. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation.

On November 17, 2003 a stockholder derivative action was filed in the Superior Court of California, County of San Mateo against the members of the Board of Directors and certain officers of Portal alleging breach of fiduciary duty and other violations of state law. A second similar action was filed in the Superior Court of California, County of San Mateo on November 25, 2003. These complaints were based on allegations that the defendants misrepresented Portal’s financial projections in connection with the quarter ended October 31, 2003 and that certain of the defendants violated state laws relating to insider trading. The actions seek damages in an unspecified amount, disgorgement of improper profits and attorney’s fees, among other forms of relief. In February 2004, both derivative actions were transferred to Santa Clara County Superior Court. The plaintiff in the second action agreed, and the Court so ordered, to voluntarily dismiss his complaint without prejudice. The plaintiff in the first filed action filed an amended complaint on or about September 29, 2004. The amended complaint reiterated the allegations in the original complaint and added allegations from the federal securities litigation that Portal recognized revenue improperly and failed to disclose declining demand for its products and services as well as allegations based on the second quarter of fiscal 2005 financial results and first quarter of fiscal 2005 restatement. On March 23, 2005, the parties to the derivative action filed a stipulation of settlement with the Superior Court and the Court entered an order approving the stipulation of settlement and dismissed the lawsuit with prejudice on April 5, 2005. The settlement did not result in a material financial impact to the Company.

On April 21, 2006, a putative class action lawsuit was filed in the Superior Court of California, County of Santa Clara against the Company and the members of the Board of Directors. The case is captioned William Dashiell v. Portal Software Inc., et al, Case No. 106CV062133. The complaint alleges that the Board of Directors breached their fiduciary duties of loyalty, due care, independence, good faith and fair dealing by approving the merger agreement and the transactions contemplated by the merger agreement. The complaint alleges, among other things, that the defendants were motivated by virtue of the proposed indemnification agreements Oracle would provide them with and did not engage in sufficient efforts to obtain the best offer possible for stockholders. The complaint seeks, among other things, an injunction prohibiting the Company from consummating the transaction, imposition of a constructive trust for any benefits improperly received by the Company and the members of the Board of Directors, as well as attorneys’ fees and costs. Defendants filed a demurrer to the complaint on May 3, 2006. Defendants also filed a motion for protective order on May 10, 2006. Plaintiff submitted a peremptory challenge against Judge Komar on May 10, 2006. The Company believes that the lawsuit is without merit and intends to defend vigorously the case.

The Company is currently party to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 6. Stockholders’ Equity

Common Stock

Portal has issued shares of common stock to employees, which are subject to Portal’s right to repurchase at the original issuance price upon the occurrence of certain events, as defined in the agreement relating to the sale of such stock. The repurchase rights lapse ratably over a period of one to four years from the date of issuance. At January 31, 2005, 2004 and 2003, none, 6,000, and 7,375 shares respectively, were subject to repurchase. These shares were issued upon the exercise of options under the 1995 Stock Option/Issuance Plan.

At January 31, 2005, common stock was reserved for issuance as follows:

Exercise of outstanding stock options	6,104,108
Shares of common stock available for grant under the 1999 Stock Incentive Plan	3,771,535
Shares of common stock available for grant under the 2000 Supplemental Stock Option Plan	258,683
Shares of common stock available for grant under Employee Stock Purchase Plans	2,430,818

Total common stock reserved for issuance	12,565,144

Stockholder Rights Plan

On August 16, 2002, Portal adopted a stockholder rights plan (the “Rights Agreement”). Under the Rights Agreement, rights were distributed as a dividend at the rate of one right for each share of common stock of Portal held by stockholders of record as of the close of business on August 26, 2002. The rights will expire on August 16, 2012 unless redeemed or exchanged. Under the Rights Agreement, each right will initially entitle the registered holder to buy a unit of one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $14.00 per unit. The rights will become exercisable only if, subject to certain exceptions, a person or group acquires beneficial ownership of 15 percent or more of Portal’s common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of Portal’s common stock.

On April 11, 2006, Portal adopted Amendment No. 1 to the Rights Agreement in conjunction with entering into an Agreement and Plan of Merger with Oracle Systems Corporation (see Note 10).

Stock Options

Upon the reincorporation of Portal on April 29, 1999, all options issued under the 1995 Stock Option/Stock Issuance Plan were assumed by the 1999 Stock Incentive Plan (the “Plan”). Under the Plan, the Board of Directors is authorized to grant incentive stock options or nonqualified stock options to employees, officers and directors of Portal. The Plan allows for the grant of incentive stock options to employees and grant of nonstatutory stock options to eligible participants. The number of shares of common stock available for issuance under the Plan automatically increases on the first trading day of each fiscal year during the term of the Plan, beginning with fiscal 2001, by an amount equal to four percent of the shares of common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 2,100,000 shares. Pursuant to the automatic increase an additional 1.6 million, 1.4 million and 1.4 million shares were added in fiscal 2005, 2004 and 2003, respectively.

The option price of options granted under the Plan is not less than 100% or 85% of the fair value on the date of the grant as determined by the Board of Directors for incentive stock options and nonqualified stock options, respectively, except for incentive stock options granted to a person owning greater than 10% of the total voting power of Portal, for which the exercise price of the options must not be less than 110% of the fair value at the time of grant. Options granted prior to January 27, 1999 generally become exercisable upon grant subject to repurchase rights in favor of Portal until vested. Options granted after January 27, 1999 generally become exercisable only when vested. Options generally vest over a period of no more than four years. Options may be granted with different vesting terms at the discretion of the Board of Directors. Options are exercisable for a term of ten years after the date of grant except those incentive stock options granted to a person owning greater than 10% of the total voting power of stock of Portal, which are exercisable for a term of five years after the date of grant. If the optionee’s employment by or service with Portal is terminated, the options cease to be exercisable after a specified period, generally three months (one year in the case of death or disability) In the event of a change in control in which options granted under the Plan are not assumed, the options will accelerate and vest in full and existing repurchase rights will lapse.

In December 2000 the Board of Directors approved the 2000 Supplemental Stock Option Plan (the “Supplemental Plan”). Under the Supplemental Plan, the Board of Directors is authorized to grant nonqualified stock options to non-officer employees and consultants of Portal. Under the Supplemental Plan, 1,200,000 shares of common stock were authorized for issuance. The option price of options granted under the Supplemental Plan is not less than 100% of the fair value on the date of the grant as determined by the Board of Directors. Options granted become exercisable only when vested. Options generally vest over a period of no more than four years, however, options may be granted with different vesting terms at the discretion of the Board of Directors. Options are exercisable for a term of ten years after the date of grant. If the optionee’s employment by or service with Portal is terminated, the options cease to be exercisable after a specified period, generally three months (one year in the case of death or disability). In the event of a change in control in which options granted under the Supplemental Plan are not assumed, the options will accelerate and vest in full and existing repurchase rights will lapse (see Note 10).

In November 2002, our Compensation Committee approved a plan to reprice stock options for employees (excluding our Chief Executive Officer and members of our Board of Directors). Under this repricing plan, 4,163,894 outstanding options with an exercise price greater than $3.45 per share (the closing market price on the date of repricing) were repriced to an exercise price of $3.45 per share. There were no changes to the vesting schedules of these options. These repriced options became subject to variable accounting, which requires that they be remeasured based upon the current fair market value of our common stock at the end of each accounting period until they are exercised or expire. For fiscal 2005, we recorded a stock compensation benefit of $7.3 million due to the decrease in the price of our common stock compared to a stock compensation charge of $14.7 million and $2.3 million in fiscal 2004 and 2003, respectively. Total shares subject to variable accounting as of January 31, 2005 and 2004 were 1,716,887 and 2,475,602, respectively.

On September 7, 2005, the Compensation Committee of the Board of Directors approved and authorized the Company to cash out in-the-money options of involuntarily terminated employees. In addition, on February 27, 2006 the Compensation Committee approved and authorized Company management to extend the post employment termination option exercise period for departing employees on a case-by-case basis rather than cash out in-the-money options in consideration of the relative cash out costs compared to the costs to administer the extended options. Management established a cash-out threshold of $5,000 per involuntarily terminated employee. The Company has determined that the cash out of options or extension of option exercise period may result in a significant stock compensation charge.

A summary of Portal’s stock option activity under all Plans and related information follows:

	January 31, 2005		January 31, 2004		January 31, 2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Beginning outstanding	5,975,154	$6.54	6,780,770	$5.46	3,676,222	$23.30
Options granted	2,867,380	$5.20	2,015,065	$10.49	5,468,983	$6.45
Options exercised	(446,011)	$2.95	(1,535,690)	$3.67	(144,056)	$2.40
Options cancelled	(2,292,415)	$7.18	(1,284,991)	$10.35	(2,220,379)	$15.90

Outstanding at end of year	6,104,108	$5.93	5,975,154	$6.54	6,780,770	$5.40

Exercisable at end of year	2,946,556	$6.09	2,197,086	$6.27	2,608,006	$8.80

Additional authorized shares	1,678,085		1,426,424		1,405,043

Exercise prices for options outstanding as of January 31, 2005 and the weighted-average remaining contractual life are as follows:

	Options outstanding			Options exercisable
Range of Exercise Prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.83 - $1.95	522,868	7.49	$1.93	312,312	$1.92
2.10 - 3.33	744,919	8.93	$2.58	168,089	$2.62
3.45	1,693,747	6.70	$3.45	1,410,266	$3.45
3.54 - 8.24	1,925,061	9.16	$5.75	399,592	$5.88
8.40 - 15.30	1,198,068	8.23	$11.59	636,852	$11.29
28.75 - 218.75	19,445	5.76	$128.21	19,445	$128.21

	6,104,108	8.11	$5.93	2,946,556	$6.09

Employee Stock Purchase Plans

In February 1999, the Board of Directors approved the adoption of Portal’s 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”). The stockholders approved this plan in April 1999. A total of 720,000 shares of common stock were initially reserved for issuance under the 1999 Purchase Plan. The number of shares of common stock available for issuance under the 1999 Purchase Plan automatically increases on the first trading day of each fiscal year during the term of the 1999 Purchase Plan, beginning with fiscal 2001, by an amount equal to two percent of the shares of common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event shall any such annual increase exceed 800,000 shares. Accordingly, an additional 635,706 shares were added to the 1999 Purchase Plan on February 1, 2000. On June 16, 2000 the Board of Directors approved the adoption of Portal’s 2000 International Employee Stock Purchase Plan (“International Plan”). The 1999 Purchase Plan and International Plan are collectively referred to as the “Purchase Plans”. The number of shares initially reserved for issuance over the term of the International Plan was limited to 1,355,706 shares, less any shares issued under the 1999 Purchase Plan in the future and on the November 30, 1999 and May 31, 2000 purchase dates, subject to the annual automatic increase discussed above. Pursuant to the annual automatic increase, an aggregate additional 800,000 shares, 713,212 shares and 702,522 shares were added in fiscal 2005, 2004 and 2003, respectively, to the Purchase Plans. The Purchase Plans permit eligible employees to acquire shares of Portal’s common stock through periodic payroll deductions of up to 15% of total compensation. No more than 1,200 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase occurs, or (ii) the closing selling price per share on the semi-annual purchase date. A total of 167,025 shares and 156,415 shares were sold under the Purchase Plans during the year ended January 31, 2005 at a price of $3.89 and $2.93 per share, respectively.

In May 2005, the Employee Stock Purchase Plans were suspended due to the delay of filing this Annual Report on Form 10-K.

Note 7. Interest and Other Income (Expense), Net

Interest and other income (expense), net primarily represents net interest income, and net gains and losses resulting from foreign currency exchange rate changes and other income (loss).

The following table sets forth information regarding the Company’s interest and other income (expense), net (in thousands):

Interest and other income, net

	Year ended January 31,
	2005	2004	2003
Interest income	$1,040	$808	$2,824
Interest expense	(190)	(34)	(149)
Foreign currency exchange gain (loss), net	(791)	1,722	372
Investment impairment	(1,500)	—	—
Other (loss), net	(317)	(472)	(38)

Total interest and other income (expense), net	$(1,758)	$2,024	$3,009

In fiscal 2005, the Company recorded an impairment of $1.5 million on an investment in a privately held company, reducing the carrying value of the investment to zero.

Note 8. Income Taxes

The loss before taxes consists of the following (in thousands):

	Years ended January 31,
	2005	2004	2003
Loss before taxes
United States	$(86,235)	$(38,603)	$(48,982)
Foreign	(582)	1,908	(20,469)

Total loss before taxes	$(86,817)	$(36,695)	$(69,451)

The provision for income taxes is comprised of the following (in thousands):

	Years ended January 31,
	2005	2004	2003
Current:
Federal	$—	$—	$(512)
State	157	186	253
Foreign	(92)	3,310	3,020

Total current	65	3,496	2,761

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total provision for taxes	$65	$3,496	$2,761

In fiscal 2005, the Company received an unanticipated refund from a foreign tax authority in the amount of $1.4 million

The reconciliation of income tax expense (benefit) attributable to continuing operations, computed at the U.S. federal statutory rates, to income tax expense for fiscal 2005, 2004 and 2003 is as follows (in thousands):

	Years ended January 31,
	2005	2004	2003
Tax benefit at U.S. statutory rate	$(29,518)	$(12,225)	$(24,308)
Loss for which no tax benefit is currently recognizable	29,373	12,032	23,715
State tax, net of federal benefit	104	123	164
Foreign income and withholding taxes	106	2,662	3,020
Purchased in-process research and development, goodwill, developed technology and asset impairments	—	904	170

Total	$65	$3,496	$2,761

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of Portal’s deferred taxes are as follows (in thousands):

	January 31,
	2005	2004	2003
Deferred tax assets:
Net operating loss carry-forwards	$138,897	$123,180	$104,489
Tax credit carry-forwards	13,502	14,020	15,364
Deferred revenue	3,950	1,940	2,123
Accruals and reserves not currently deductible	21,524	1,270	10,572
Other, net	—	4,610	6,447

Gross deferred tax assets	177,873	145,020	138,995
Valuation allowance	(172,315)	(144,302)	(137,273)

Total deferred tax assets	5,558	718	1,722

Deferred tax liabilities:
Acquired intangibles	(718)	(718)	(1,722)
Other, net	(4,840)	—	—

Total deferred tax liabilities	(5,558)	(718)	(1,722)

Net deferred tax assets	$—	$—	$—

The change in the valuation allowance was an increase of approximately $28.0 million, $7.0 million, and $19.6 million for fiscal 2005, 2004, and 2003, respectively. Approximately $56.6 million of the valuation allowance for deferred tax assets is attributable to unbenefited stock option deductions, the benefit of which will be credited to stockholders’ equity when realized.

As of January 31, 2005, Portal’s federal and state net operating loss carry-forwards for income tax purposes were approximately $392.6 million and $93.1 million, respectively. If not utilized, the federal net operating loss carry-forwards will begin to expire in 2017. The state net operating loss carry-forwards began to expire in 2002. Portal had federal research and development tax credit carry-forwards of approximately $7.3 million, which will begin to expire in 2016 if not utilized. The Company also had state research and development credit carry-forwards of approximately $9.1 million, that would provide a tax benefit of approximately $6.2 million, with no expiration dates.

Utilization of net operating losses and tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in expiration of net operating loss and tax credit carry-forwards before full utilization.

The Company’s income tax returns are delinquent in various foreign jurisdictions. In such jurisdictions, the Company has accrued the estimated tax due and any related penalties and interest. In the event of an audit, it is possible that a taxing jurisdiction could interpret their requirements differently, and attempt to assess an additional tax due. In the event of an unfavorable resolution, there exists the possibility of a material adverse impact on the results of operations of the period in which the audit is ultimately resolved or an unfavorable outcome becomes probable and reasonably estimable.

Note 9. Quarterly Results of Operations (Unaudited) (Restated)

The following table presents Portal’s operating results for each of the eight quarters in the period ended January 31, 2005. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results. when read in conjunction with the audited consolidated financial statements of Portal and the financial statement footnotes appearing elsewhere in this Form 10-K. (In thousands, except per share amounts and percentages.)

	Quarter ended — unaudited
	Jan. 31, 2005	Oct. 31, 2004	July 31, 2004	April 30, 2004	Jan. 31, 2004	Oct. 31, 2003	July 31, 2003	April 30, 2003
		(Restated)	(Restated)	(Restated)
Consolidated Statements of Operations Data:
Revenues:
License fees	$2,284	$7,489	$836	$4,544	$8,988	$5,687	$11,321	$13,570
Services	16,820	18,845	17,382	25,493	27,112	19,672	21,880	18,523

Total revenues	19,104	26,334	18,218	30,037	36,100	25,359	33,201	32,093

Costs and expenses:
Cost of license fees	49	33	99	27	56	19	22	88
Cost of services	14,256	15,587	16,033	18,495	17,739	14,078	13,195	11,613
Amortization and impairment of purchased developed technology	—	665	665	665	665	665	665	665
Research and development	9,967	10,095	9,892	7,599	7,822	8,273	6,981	7,167
Sales and marketing	9,762	11,511	11,861	11,542	11,902	10,677	11,633	11,388
General and administrative	11,931	8,086	5,195	3,929	5,118	3,926	3,095	3,333
Stock compensation (benefit) charges	5	—	(3,563)	(3,775)	(19,152)	3,000	23,749	7,090
Restructuring charges (benefit)	8,583	(467)	(361)	386	—	—	—	—

Total costs and expenses	54,553	45,510	39,821	38,868	24,150	40,638	59,340	41,344

Income (loss) from operations	$(35,449)	$(19,176)	$(21,603)	$(8,831)	$11,950	$(15,279)	$(26,139)	$(9,251)

Net income (loss)	$(35,507)	$(21,311)	$(20,697)	$(9,367)	$11,648	$(15,184)	$(26,891)	$(9,764)

Basic earnings (loss) per share	$(0.83)	$(0.50)	$(0.49)	$(0.22)	$0.28	$(0.39)	$(0.74)	$(0.27)

Diluted earnings (loss) per share	$(0.83)	$(0.50)	$(0.49)	$(0.22)	$0.26	$(0.39)	$(0.74)	$(0.27)

As a Percentage of Total Revenues:
Revenues:
License fees	12%	28%	5%	15%	25%	22%	34%	42%
Services	88	72	95	85	75	78	66	58

Total revenues	100	100	100	100	100	100	100	100

Costs and expenses:
Cost of license fees	—	—	1	—	—	—	—	—
Cost of services	76	59	88	63	49	55	40	37
Amortization and impairment of purchased developed technology	0	3	4	2	2	3	2	2
Research and development	52	38	54	25	22	33	21	22
Sales and marketing	51	44	65	38	33	42	35	36
General and administrative	62	31	29	13	14	15	9	10
Stock compensation (benefit) charges	—	—	(20)	(13)	(53)	12	72	22
Restructuring charges (benefit)	45	(2)	(2)	1	—	—	—	—

Total costs and expenses	286	173	219	129	67	160	179	129

Income (loss) from operations	(186)	(73)	(119)	(29)	33	(60)	(79)	(29)

Net income (loss)	(186)%	(81)%	(114)%	(31)%	32%	(60)%	(81)%	(30)%

The Company has restated its previously reported unaudited quarterly financial statements for fiscal 2005. The determination to restate the quarterly financial statements was made on November 21, 2005 by our management and Audit Committee, in consultation with our independent registered public accounting firm, as a result of our identification of certain individually, and in the aggregate, material errors in such financial statements. Our management has identified significant material weaknesses and deficiencies in our internal controls and disclosure controls, as more fully discussed in Part II, Item 9A, Controls and Procedures. The Restatement errors were largely identified through additional substantive procedures performed by the Company to validate its financial statements, as well as the annual audit of its financial statements.

The adjustments that give rise to the restatements of the first three quarters of fiscal 2005 fall into five categories:

1.	Accounting for revenue, including but not limited to:

•	errors in accounting for certain complex multi-element consulting contracts with undelivered elements, where Vendor Specific Objective Evidence (VSOE) of fair value for professional services was not present;

•	errors in accounting for certain contracts as time and materials services contracts rather than as fixed price services contracts due to misinterpretation of the applicable contracts;

•	errors in accounting for cash basis customers and other miscellaneous errors; and

•	errors from failure to identify all elements included as part of multiple element arrangements with respect to contracts with a specific customer.

2.	Accounting for deferred costs on large fixed price consulting services contracts, including but not limited to:

•	use of an incorrect methodology resulting in the deferral of incorrect amounts of cost on fixed price consulting contracts;

•	inappropriate deferral of costs on loss contracts; and

•	use of inaccurate cost rates.

3.	Accounting for certain international withholding and payroll taxes, including but not limited to:

•	use of an incorrect method to estimate certain international withholding taxes;

•	failure to accrue for payroll taxes in international countries where Portal had small operations; and

•	other individually insignificant tax-related adjustments.

4.	Accounting for restructuring costs, including failure to timely identify the accrual required for excess facility space.

5.	A number of individually insignificant adjustments.

The following tables summarize the unaudited quarterly consolidated statements of operations and selected balance sheet data for the periods indicated, giving effect to the restatement of the first three quarters of fiscal 2005 from previously reported information filed on Forms 10-Q and 10-Q/A (in thousands, except per share amounts):

	Fiscal Year 2005 Quarterly results — unaudited
	April 30			July 31			October 31
	Previously reported	Adjust- ments	Restated	Previously reported	Adjust- ments	Restated	Previously reported	Adjust- ments	Restated
Consolidated Statement of Operations Data
Revenues:
License fees	$4,972	$(428)	$4,544	$890	$(54)	$836	$8,564	$(1,075)	$7,489
Services	26,247	(754)	25,493	17,672	(290)	17,382	19,088	(243)	18,845

Total revenues	31,219	(1,182)	30,037	18,562	(344)	18,218	27,652	(1,318)	26,334

Cost of revenues:
Cost of license fees	27	—	27	99	—	99	33	—	33
Cost of services	16,522	1,973	18,495	17,684	(1,651)	16,033	15,748	(161)	15,587
Amortization and impairment of purchased developed technology	665	—	665	665	—	665	665	—	665

Total cost of revenues	17,214	1,973	19,187	18,448	(1,651)	16,797	16,446	(161)	16,285

Gross Margin	14,005	(3,155)	10,850	114	1,307	1,421	11,206	(1,157)	10,049

Operating expenses
Research and development	7,599	—	7,599	9,892	—	9,892	10,095	—	10,095
Sales and marketing	11,453	89	11,542	11,833	28	11,861	11,483	28	11,511
General and administrative	3,929	—	3,929	5,194	1	5,195	8,087	(1)	8,086
Stock compensation (benefit) charges	(3,775)	—	(3,775)	(3,563)	—	(3,563)	—	—	—
Restructuring charges (benefit)	386	—	386	(361)	—	(361)	(866)	399	(467)

Total operating expenses	19,592	89	19,681	22,995	29	23,024	28,799	426	29,225

Loss from operations	(5,587)	(3,244)	(8,831)	(22,881)	1,278	(21,603)	(17,593)	(1,583)	(19,176)
Interest and other income (expense), net	(301)	7	(294)	(291)	33	(258)	(1,095)	(120)	(1,215)

Loss before income taxes	(5,888)	(3,237)	(9,125)	(23,172)	1,311	(21,861)	(18,688)	(1,703)	(20,391)
Provision (benefit) for income taxes	356	(114)	242	(902)	(262)	(1,164)	735	185	920

Net loss	$(6,244)	$(3,123)	$(9,367)	$(22,270)	$1,573	$(20,697)	$(19,423)	$(1,888)	$(21,311)

Net loss per share
Net loss per share	$(0.15)	$(0.07)	$(0.22)	$(0.52)	$0.04	$(0.49)	$(0.46)	$(0.04)	$(0.50)

Shares used in computing net loss per share	42,190		42,190	42,533		42,533	42,612		42,612

	For the Fiscal Year 2005 Quarter end — unaudited
	April 30			July 31			October 31
	Previously reported	Adjust- ments	Restated	Previously reported	Adjust- ments	Restated	Previously reported	Adjust- ments	Restated
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and investments	$74,775	$—	$74,775	$68,582	$—	$68,582	$57,024	$—	$57,024
Accounts receivable, net	23,416	438	23,854	18,385	800	19,185	16,455	499	16,954
Total current assets	104,784	(91)	104,693	93,204	2,879	96,083	81,452	1,374	82,826
Total assets	143,363	(92)	143,271	131,373	2,873	134,246	115,636	1,368	117,004
Accrued expenses and other accrued liabilities	18,652	991	19,643	20,022	2,374	22,396	23,412	1,309	24,721
Current portion of deferred revenue	23,814	(2,517)	21,297	37,378	(7,029)	30,349	35,425	(9,857)	25,568
Total current liabilities	61,989	(1,354)	60,635	76,997	(4,930)	72,067	82,685	(8,857)	73,828
Long term deferred revenue	—	4,376	4,376	—	9,494	9,494	2,466	13,261	15,727
Total liabilities	80,554	3,022	83,576	93,377	4,425	97,802	97,228	4,802	102,030
Total stockholders’ equity (deficit)	62,809	(3,114)	59,695	37,996	(1,552)	36,444	18,408	(3,435)	14,973

The adjustments to revenues and expenses for the first three quarters of fiscal 2005 were principally comprised of the following (in thousands of dollars):

Revenue:

•	Errors in accounting for certain complex multi-element consulting contracts with undelivered elements, where Vendor Specific Objective Evidence (VSOE) of fair value for professional services was not present, resulted in an overstatement of revenue of $1,511 in the third quarter of fiscal 2005, with a corresponding balance sheet adjustment to deferred revenue.

•	The Company’s failure to properly identify professional services arrangements linked to undelivered engineered services arrangements resulted in an overstatement of revenue of $920, $982 and $331 in the first, second and third quarters of fiscal 2005, respectively, with corresponding balance sheet adjustments to deferred revenue.

•	Errors in accounting for certain fixed price services contracts initially accounted for as time and materials services contracts due to misinterpretation of the applicable contracts, and the failure to recognize revenue in the appropriate accounting period based upon the receipt of cash from non-creditworthy customers resulted in an overstatement of revenue in the amount of $713 in the first quarter, an understatement of $379 in the second quarter and an understatement of revenue of approximately $515 in the third quarter of fiscal 2005, with corresponding balance sheet adjustments to deferred revenue.

•	Errors in the cutoff of revenue recognition for time and materials services contracts resulted in a correction to increase revenue by $452 in the first quarter of fiscal 2005. The Company also recorded adjustments related to cutoff of time and materials services contracts in the second and third quarters of fiscal 2005. These adjustments did not materially affect revenues in those quarters. The corresponding balance sheet adjustment was to deferred revenue.

•	Errors in amortizing revenue from the Company’s deferred maintenance revenue balance resulted in an understatement of revenue of $408 in the first quarter of fiscal 2005. Errors in amortizing revenue from the Company’s deferred maintenance revenue balance were not material in the second and third quarters of fiscal 2005. The corresponding balance sheet adjustment was to deferred revenue.

•

The Company incorrectly accounted for a term license entered into in fiscal 2003 by inappropriately concluding that it had VSOE of fair value for maintenance and support for term licenses. The impact to fiscal 2003 and fiscal 2004 was not material. The impact to fiscal 2005 was to decrease revenue by

$323, $195 and $301 in the first, second and third quarters, respectively. The corresponding balance sheet adjustments were to deferred revenue.

•	Other individually immaterial corrections decreased revenue in the first quarter by $86, increased revenue by $454 in the second quarter and increased revenue by $310 in the third quarter of fiscal 2005. The corresponding balance sheet adjustments were primarily to deferred revenue and accounts receivable.

Expenses:

•	The Company’s use of an incorrect method to defer costs on fixed price professional services contracts with deferred revenue, the use of inaccurate cost rates, the deferral of costs on certain loss projects and the impact of cost deferrals on revenue adjustments as a result of errors discussed above resulted in an increase to cost of services of $1,434 in the first quarter, a decrease to cost of services of $1,916 in the second quarter and a decrease to cost of services of $228 in the third quarter of fiscal 2005. The corresponding balance sheet adjustment were primarily to deferred costs and other accrued liabilities.

•	The Company failed to properly accrue payroll taxes in foreign countries where the Company has small operations. In the first quarter of fiscal 2005, the Company recorded an expense of $470 to accrue the cumulative effect for periods prior to fiscal 2005 of the Company’s failure to properly accrue payroll taxes in foreign countries where the Company has small operations. These amounts related to prior fiscal years were determined to be immaterial to those periods and as such, the cumulative tax expense was recorded in the first quarter of fiscal 2005. The corresponding balance sheet adjustments were primarily to accrued salary and related expenses.

The adjustment recorded for amounts related to the first quarter of fiscal 2005 was $140 for a total increase to payroll tax expense of $610. The correction to record payroll tax expense where the Company failed to initially accrue payroll taxes was $262 in the second quarter and $226 in the third quarter of fiscal 2005. The corresponding balance sheet adjustments were to accrued salary and related expenses and other accrued liabilities.

•	The use of an inappropriate method to estimate withholding taxes on billings to customers in certain foreign jurisdictions resulted in an overstatement of the Company’s tax provision of $490 in the first quarter of fiscal 2005 and an understatement of $192 and $194 in the second and third quarters of fiscal 2005, respectively. The corresponding balance sheet adjustments were to accounts receivable and taxes payable.

•	The Company failed to appropriately record $414 of income taxes for certain jurisdictions in periods prior to fiscal 2005 and initially recorded these costs in the second quarter of fiscal 2005. As a result of restating previously reported results for the first quarter of fiscal 2005, management recorded these costs in the first quarter of fiscal 2005, rather than the second quarter of fiscal 2005, which resulted in an increase in the tax provision and net loss for the first quarter of fiscal 2005 by $414 and a decrease in the tax provision and net loss for the second quarter of fiscal 2005 by the same amount. These amounts related to prior fiscal years were determined to be immaterial to those periods and as such, the cumulative tax expense was recorded in the first quarter of fiscal 2005. The corresponding balance sheet adjustments were to taxes payable.

•	The Company failed to record an accrual for excess space at its Hong Kong facility from the fiscal 2005 Restructuring Plan resulting in an understatement to restructuring expense of $400 in the third quarter of fiscal 2005. The corresponding balance sheet adjustment was to accrued restructuring expenses.

•	Other individually immaterial corrections to the Company’s tax provisions decreased expenses by $27, $41 and $22 for the first, second and third quarters of fiscal 2005. The corresponding balance sheet adjustments were primarily to taxes payable.

We have not amended our quarterly reports on Form 10-Q for the quarterly periods affected by the restatement prior to January 31, 2005. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report. The control deficiencies that were responsible for causing these errors and the Company’s progress in mitigating the underlying control deficiencies are discussed in Part II, Item 9A, Controls and Procedures.

Note 10. Subsequent Events (Unaudited)

On April 11, 2006, Portal (the “Company”), Oracle Systems Corporation, a Delaware corporation (“Oracle”), and Potter Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Parent (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Purchaser will acquire all of the shares of the Company’s common stock for a purchase price of $4.90 per share, net to the holders thereof, in cash. The Merger Agreement provides that, upon the terms and subject to satisfaction or waiver of the conditions therein, Purchaser shall commence a cash tender offer for all of the Company’s shares of common stock (the “Offer”), subject to a minimum condition that at least 50.1% of the shares of Company’s common stock outstanding tender into the offer (for purposes of determining the 50.1% minimum tender threshold, all options to purchase shares of the Company’s common stock with a per share exercise price equal to or less than $6.00 shall be included in the denominator), followed by a merger. Holders of shares of the Company’s common stock not purchased in the Offer will be entitled to receive $4.90 per share in cash in the merger. The Merger Agreement includes other customary offer conditions, including receipt of regulatory approvals, continued accuracy of customary representations of the Company except as would not have a material adverse effect on the Company, and the absence of a material adverse effect with respect to the Company. Under the terms of the Merger Agreement, the Company agrees not to solicit or support any alternative acquisition proposals, subject to customary exceptions for the Company to respond to and support unsolicited proposals in the exercise of the fiduciary duties of its Board of Directors, and the Company will be obligated to pay a termination fee of $5.0 million in certain customary circumstances. Under the terms of the Agreement, Oracle will assume Portal stock options.

On April 11, 2006, the Company and Computershare Trust Company, N.A., formerly Equiserve Trust Company, N.A., as Rights Agent, entered into Amendment No. 1 (the “Rights Agreement Amendment”) to the Rights Agreement dated August 16, 2002 (the “Rights Agreement”). The effect of the Rights Agreement Amendment is to permit the execution of the Merger Agreement and the performance and consummation of the transactions contemplated by the Merger Agreement, including the Offer and the Merger (as defined in the Merger Agreement), without triggering the separation or exercise of the Rights (as defined in the Rights Agreement) or any adverse event under the Rights Agreement.

In June 2006, a third party brought suit against the Company alleging damages of up to $5.5 million for breach of contract related to the Company’s February 2006 lease termination agreement with Symantec Corporation, which purchased both of the Company’s leased Cupertino properties from the current landlord. The Company believes its fiscal 2005 financial statements adequately reflect the expected potential outcome of this matter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, we discovered material weaknesses, as described below, in our

“internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and referred to hereafter as our “internal controls”), and thus in our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act, and referred to hereafter as our “disclosure controls”). In addition, the Company restated its quarterly financial statements for the first three quarters of fiscal 2005 as described in note 1 and note 9 to the audited financial statements included in Item 8 herein. Therefore, our principal executive and financial officers each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S generally accepted accounting principles (GAAP). Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management was unable to complete its assessment, testing, and evaluation, and report on the Company’s internal control over financial reporting as of January 31, 2005, which it had been conducting using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Although the assessment was not completed, management has identified a number of deficiencies in controls that it concluded were material weaknesses as of January 31, 2005. These material weaknesses were identified as the root cause of errors in the Company’s financial statements. Because of these errors, the Company concluded that it needed to restate its quarterly financial statements for the first three quarters of fiscal 2005. Because management was not able to complete the required assessment, there is no assurance that all material weaknesses in internal control over financial reporting were identified or that the following list of material weaknesses in internal control over financial reporting is complete.

Management has identified both entity level and transactional level material weaknesses as of January 31, 2005. The Company’s entity level material weaknesses have a pervasive impact on controls at the transactional level, and this impact resulted in the company identifying separate transactional level material weaknesses. In total the Company has identified eleven material weaknesses described below:

1. Control Environment — Accounting and Finance Personnel

The Company had an entity level material weakness in its control environment related to an insufficient number of accounting and finance personnel and inadequately trained and experienced accounting and finance personnel. Because of the lack of sufficiently trained personnel, the company was unable to consistently and appropriately apply the Company’s accounting policies and GAAP. This material weakness resulted in adjustments to several of the Company’s significant accounts and contributed to the restatement of the first three quarters of fiscal 2005. The accounts most affected included revenue, deferred revenue, cost of services revenue, deferred cost of services revenue, taxes payable and income tax provision.

2. Control Activities — Policies and Procedures

The Company had an entity level material weakness related to ineffective controls over the documentation, application and review of the Company’s key accounting policies, procedures, transactions, analyses and conclusions. In addition, the Company failed to adequately assess the consistency of its accounting policies and procedures with GAAP. This material weakness resulted in adjustments to several of the significant accounts and contributed to the restatement of the first three quarters of fiscal 2005. The accounts most affected included revenue, deferred revenue, cost of services revenue, deferred cost of services revenue, taxes payable and income tax provision.

3. Information and Communication

The Company had an entity level material weakness related to insufficient processes and controls to identify, capture and communicate financially significant information to the appropriate accounting personnel on a timely basis. This material weakness could impact most significant accounts and resulted in adjustments to revenue and deferred revenue. The adjustments to revenue and deferred revenue contributed to the Company’s restatement of the first three quarters of fiscal 2005.

4. Risk Assessment

The Company had an entity level material weakness related to insufficient procedures and controls to identify and assess relevant risks to the achievement of the company’s financial reporting objectives. The company has also been unable to adequately assess and manage on a timely basis the risk of financial reporting errors associated with ineffective internal control over financial reporting. This material weakness resulted in adjustments to several of the significant accounts and contributed to the restatement of the first three quarters of fiscal 2005. The accounts most affected included revenue, deferred revenue, cost of services revenue, deferred cost of services revenue, taxes payable, income tax provision, restructuring expense and accrued restructuring expense.

5. Inappropriate Segregation of Duties

The Company had an entity level material weakness related to certain Company employees who had incompatible responsibilities within the Company’s accounting systems, including the ability to update customer and vendor data. This material weakness could result in errors in the accounting for revenue, accounts receivable, expenses and accounts payable.

6. Revenue Recognition — Professional Services Contracts

The Company had a transactional level material weakness related to ineffective controls over the accounting for revenues from professional services contracts. Specifically, the Company lacked a process to timely assess and determine the type and nature of professional services contracts and incorrectly accounted for certain fixed price professional services contracts as time and materials arrangements. In addition the Company had ineffective controls over the recognition of revenue from professional services contracts for cash basis customers. Specifically, the Company lacked a process to determine that cash received from such customers was timely recognized as revenue. This material weakness resulted in incorrect revenue recognition during the first three quarters of fiscal 2005 and contributed to the restatement of the first three quarters of fiscal 2005.

7. Revenue Recognition — Multiple-element Arrangements

The Company had a transactional level material weakness related to its accounting for complex multi-element arrangements. Specifically the Company’s methodology for revenue recognition of certain complex multi-element arrangements with undelivered elements including professional services contracts, where Vendor-Specific Objective Evidence (“VSOE”) of fair value was not present, did not comply with GAAP. The Company also had insufficient controls over the timely identification of all elements of a multiple element arrangement with a specific customer. This material weakness resulted in incorrect revenue recognition during the first three quarters and contributed to the restatement of the first three quarters of fiscal 2005.

8. Accounting for Cost of Services Revenues

The Company had a transactional level material weakness related to ineffective controls over cost of services revenues. Specifically, the Company did not have a process in place to appropriately determine employee and contractor cost rates used in the calculation of deferred costs and project loss accruals. In addition the Company applied a methodology to calculate costs to be deferred on fixed price consulting services arrangements that did not comply with GAAP. This material weakness resulted in errors in cost of services revenue, accrued contract losses and deferred services costs in the first three quarters of fiscal 2005 and was also a contributing factor to the restatement of the first three quarters of fiscal 2005.

9. Income Taxes

The Company had a transactional level material weakness related to ineffective controls over the accrual for foreign withholding taxes. Specifically, the Company did not have a process to accurately calculate the amount of foreign tax withholdings on its arrangements with overseas customers. This material weakness resulted in errors in the income tax provision and accrued taxes in the first three quarters of fiscal and contributed to the restatement of the first three quarters of fiscal 2005.

10. Payroll Taxes

The Company had a transactional level material weakness related to ineffective controls over the accounting for payroll taxes involving professional services personnel working in certain foreign jurisdictions. Specifically, the Company did not have a process to assess those jurisdictions and those professional services personnel requiring the accrual for payroll taxes. This material weakness resulted in errors in cost of services and accrued payroll taxes in the first three quarters of fiscal 2005 and contributed to the restatement of the first three quarters of fiscal 2005

11. Restructuring

The Company had a transactional level material weakness related to ineffective controls over the accrual for restructuring activities. Specifically, the Company’s process to assess its restructured facilities’ exposure failed to timely detect the impact certain contractual lease provisions had on its restructuring reserves. This material weakness resulted in an error in the third quarter of fiscal 2005 and contributed to the restatement of that quarter.

Summary

The eleven material weaknesses described above impact the Company’s ability to reliably report financial information and could affect all of our significant accounts. Because of these material weaknesses our management has concluded that as of January 31, 2005, our internal control over financial reporting was not effective based on the COSO criteria in the Internal Control-Integrated Framework. There can be no assurance that the Company would not have identified additional material weaknesses if the Company had been able to complete its assessment of internal control over financial reporting.

As a result of this conclusion, management performed significant additional substantive review of those areas described above where it identified material weaknesses to gain assurance that the financial statements as included herein are fairly stated in all material respects.

Because the Company was not able to complete its assessment of internal control over financial reporting, its independent registered public accounting firm, Ernst & Young LLP, was unable to perform the auditing procedures necessary to form an opinion on management’s assessment and therefore has issued a report disclaiming an opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting. A copy of Ernst & Young LLP’s report is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Efforts to Address Material Weaknesses

In the second quarter of fiscal 2005, the Company identified a material weakness in its expense accrual process in its Japan subsidiary resulting from a failure of its personnel to follow the Company’s procurement and accounting policies. This failure resulted in a restatement of the Company’s first quarter of fiscal 2005 financial statements in July 2004. Subsequent to July 2004, the Company remediated this material weakness by implementing a formal procurement process for its Japan office and moving the key accounting functions for the Japan office to its corporate headquarters. This was not a material weakness at January 31, 2005.

The Company was unable to make significant progress in remediating these control weaknesses for two primary reasons: (1) The delays in completing the financial statements and this report on Form 10-K for the year ended January 31, 2005, some of which resulted from the significant additional procedures that management deemed necessary to provide assurance that the financial statements as included herein are fairly stated in all material respects given the material weaknesses described above, and (2) Insufficient staffing and efforts to enable management’s timely assessment of internal control over financial reporting.

Notwithstanding the above, the Company did enhance the following controls and procedures subsequent to the end of fiscal 2005 as part of its remediation efforts:

•	Updated its system access controls to eliminate access by individuals with incompatible responsibilities.

•	Revised its contract approval policy to require finance and legal approval of all customer agreements prior to execution.

•	Hired a number of skilled and experienced employees in its accounting and finance organization, including various people in the revenue and project accounting area.

•	Updated key accounting policies.

However, because the Company was unable to complete its documentation and testing of its internal control over financial reporting, the Company is unable to conclude as to whether the remediation that was performed will be effective in remediating the material weaknesses for fiscal 2006. In addition, the Company has not yet prepared its plan to remediate all remaining control weaknesses or plan for its fiscal 2006 assessment of its internal control over financial reporting. As a result of the Company’s inability to remediate all of its material weaknesses prior to January 31, 2006, the end of fiscal 2006, the Company expects to conclude that its internal control over financial reporting is also ineffective as of the end of fiscal year 2006.

ITEM 9B.	OTHER INFORMATION

We convened our annual meeting of stockholders for fiscal 2004 on January 26, 2005. At that time, we expected that we would hold our annual meeting of stockholders for fiscal 2005 on or about January 27, 2006. However, we were significantly delayed in filing this Form 10-K for a variety of reasons (see Explanatory Note at the beginning of this report). As a result, we were unable to meet our proxy information disclosure obligations under Rule 14a-3 of the Exchange Act regarding information to be furnished to security holders in connection with an annual meeting prior to January 27, 2006. Therefore, we have postponed our annual stockholder meeting for fiscal 2005 until after the filing of this Form 10-K. At such time as we do determine the date for our next annual stockholder meeting, we will provide notice of such annual meeting to our security holders in compliance with our bylaws and applicable law.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers as of March 1, 2006:

Name	Age	Position
David S. Labuda	42	Chief Executive Officer and President
Marc Aronson	49	Senior Vice President, Engineering
Maury Austin	48	Senior Vice President, Chief Financial Officer
Larry S. Bercovich	47	Senior Vice President, General Counsel and Secretary
Bhaskar M. Gorti	39	Senior Vice President, Worldwide Sales, Services Marketing and Alliances

David S. Labuda. Mr. Labuda is co-founder of Portal and has served as Chief Executive Officer and President since September 2004, and as a member of the Board of Directors since March 2005. He served as Chief Technology Officer of Portal from March 1994 to September 2004. Mr. Labuda in his role as Chief Technology Officer was responsible for defining the architectural vision of Portal and managing the design and integration of new technologies into Portal’s platform-based solution. From March 1994 to March 2000, Mr. Labuda also served as Vice President of Engineering for Portal.

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

Maury Austin. Mr. Austin has served as the Chief Financial Officer of Portal since June 2005. Prior to joining Portal, Mr. Austin was the Chief Financial Officer of Southwall Technologies Inc. from February 2004 to June 2005 and was responsible for the Financial, Investor Relations and Information Technology groups. Prior to his employment with Southwall Technologies Inc., Mr. Austin served as Chief Financial Officer of Vicinity Corporation from 2000 until its acquisition by Microsoft in 2003. Prior to Vicinity, Mr. Austin held executive management positions at Apple Computer, General Electric and Symmetricom.

Larry S. Bercovich. Mr. Bercovich has served as Vice President, General Counsel and Secretary of Portal since March 2004 until October 2004 when he was promoted to Senior Vice President, General Counsel and Secretary. From June 2002 to March 2004, he served as General Counsel for Yipes Enterprise Services, Inc., a provider of business-to business and business-to-Internet optical IP networking services, and from March 2000 to June 2002, he served as Assistant General Counsel for Yipes Communications, Inc. From March 1997 to March 2000, Mr. Bercovich served as General Attorney for SBC Communications, Inc., a provider of telecommunications services.

Bhaskar M. Gorti. Mr. Gorti has served as Senior Vice President, Sales, Marketing, Alliances of Portal since July 2005, as Senior Vice President Marketing, Alliances and Business Development since April 2003, as Senior Vice President, Strategic Alliances and Business Development of Portal since November 2002, and as Vice President, Global Alliances from June 2002 to November 2002. From March 2000 to June 2002, he served as Vice President, Global Sales and Alliances for OnDemand, Inc., a provider of relationship management software that was acquired by Chordiant Software, Inc. From November 1998 to March 2000, Mr. Gorti served as Director, Worldwide Business Development, Telecom and ISPs for Hewlett-Packard Company, a provider of enterprise systems, imaging and printing solutions and personal computing solutions and devices.

Directors of the Registrant

As of March 1, 2006, the Company had eight directors divided among three classes as follows: Class I — Robert Bond, Robert Eulau and Jerome Behar; Class II — Richard Moran and Karen Riley; and Class III — David Labuda, John E. Little and J. David Martin. During fiscal 2005, George Goldsmith, Jennifer Taylor and Robert Wayman resigned from the Board of Directors. As discussed in Item 9B, we have not held an Annual Meeting of Shareholders since January 2005 and we have not held elections for the Board of Directors since that meeting. In accordance with the Delaware General Corporation Law and [our Bylaws], directors hold office until their successors are elected and qualified. Therefore, certain of our directors have continued to hold office following the expiration of their current term.

Certain information regarding the members of the Board of Directors as of March 1, 2006 is set forth below:

Name of Director	Age	Current Term Expires
Jerome M. Behar (1), (4)	48	2006
Robert T. Bond (1)	63	2006
Robert K. Eulau (1), (4)	44	2006
David S. Labuda	42	2005
John E. Little	48	2005
J. David Martin (3)	50	2005
Richard A. Moran (1), (2), (3)	55	2007
Karen M. Riley (2)	52	2007

(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Governance & Nominating Committee
(4) Designated financial expert

Jerome M. Behar. Mr. Behar has served as a Director of Portal since February 2005. In 2002, Mr. Behar founded Financial Intelligence, LLC and is currently its Chief Executive Officer. From 2000 to 2002, Mr. Behar served as Vice President of Finance and Chief Financial Officer of MS2, Inc. Previously, he served as Vice President of Finance and Chief Financial Officer at Engineering Animation, Inc, from 1997 to 2000. Mr. Behar is also a CPA.

Robert T. Bond. Mr. Bond has served as a Director of Portal since July 2004. From April 1996 to January 1998, Mr. Bond served as Chief Operating Officer of Rational Software Corporation. Prior to that, he held various executive positions at Rational Software Corporation. Mr. Bond was employed by Hewlett-Packard Company from 1967 to 1983 and held various management positions during his tenure there. Mr. Bond also serves on the board of directors of KLA-Tencor Corporation, MontaVista Software, and DecisionPoint Software.

Robert K. Eulau. Mr. Eulau has served as a Director of Portal since July 2004. Since February 2006, Mr. Eulau has served as Executive Vice President and Chief Financial Officer at Alien Technology, Inc. Prior to Alien Technology, he served as Senior Vice President and Chief Financial Officer of Rambus Inc. from July 2001 to February 2006. Prior to Rambus Inc., he held various financial and marketing management positions during his sixteen years at Hewlett-Packard, most recently serving as Vice President and CFO in the Business Customer Organization.

David S. Labuda. Mr. Labuda is co-founder of Portal and has served as Chief Executive Officer and President since September 2004, and as a member of the Board of Directors since March 2005. He served as Chief Technology Officer of Portal from March 1994 to September 2004. Mr. Labuda in his role as Chief Technology Officer was responsible for defining the architectural vision of Portal and managing the design and integration of new technologies into Portal’s platform-based solution. From March 1994 to March 2000, Mr. Labuda also served as Vice President of Engineering for Portal.

John E. Little. Mr. Little founded Portal in March 1985. He has been a Director since its inception and served as Portal’s Chief Executive Officer and President from inception to September 2004.

J. David Martin. Mr. Martin has served as a Director of Portal since November 2002. Since September 2001, he has served as the Chief Executive Officer of the Young Presidents’ Organization (YPO). Mr. Martin has served as a Director of YPO’s International Board since July of 1998 including serving as Chairman of the International Board from July of 2001 to June of 2002. From October 1995 through September 2000, he served as the Chief Executive Officer and Director of Burnham Pacific Properties, a real estate investment trust listed on the New York Stock Exchange. Mr. Martin founded The Martin Group of Companies, a real estate development company, in February 1984 and served as its Chairman and Chief Executive Officer until October 1995. Since that time he has continued to serve as its Chairman of the Board. Mr. Martin also serves as a director of Intelligent Energy PLC.

Richard A. Moran. Mr. Moran has been a Director of Portal since March 2003 and Chairman of the Board of Portal since February 2004. Since June 2002, he has served as a private consultant to various companies. Mr. Moran served as a Partner at Accenture LLP, a provider of professional consulting services, from April 1996 to June 2002, where he worked with clients in the media and entertainment, communications and technology industries. Prior to this position, Mr. Moran held management positions in several consulting firms.

Karen M. Riley. Ms. Riley has served as a Director of Portal since August 2004. From May 1999 to December 2003, Ms. Riley was Senior Vice President, Global Services at Siebel Systems, a provider of business applications software. From 1979 to 1999, Ms. Riley was with IBM, an information technology, and services company, most recently as General Manager, Business Process Management Services, IBM Global Services. From 1979 to 1988, she held various management positions in IBM’s product divisions, and from 1989 to 1999, she held various executive positions in IBM’s product, sales and services units.

Former Directors During Fiscal 2005

George J. Goldsmith. Mr. Goldsmith served as a Director of Portal from March 2003 until July 2004. Since July 2002, he has served as the Chief Executive Officer of Tapestry Networks, a company that creates and manages leader-to-leader programs, transforming traditional conferences, councils and advisory boards into dynamic engines for the creation of shared value. From March 2000 to April 2001, Mr. Goldsmith served as the Chief Executive Officer of TomorrowLab, a provider of multi-client professional services, which was a division of McKinsey & Company, a management consulting firm. He served as a Senior Advisor to McKinsey & Company, from October 1998 to March 2000. Mr. Goldsmith is also the founder of, and from January 1996 to February 2000, served as Chief Executive Officer for, TomorrowLab, Inc., a web strategy firm that worked with global organizations to create customer communities and knowledge portals. Prior to that, he was an executive at Lotus Development Corporation. Mr. Goldsmith also currently serves as a director for the Young Presidents’ Organization, or YPO, International Board, a non-profit organization of over 8,500 young business executives in 75 countries that provides networking and education opportunities to its members, since July 2001.

Jennifer Taylor. Ms. Taylor served as a Director of Portal from September 2002 until October 2004. Since May 2002, she has served as an executive coach and business advisor to high technology companies. Ms. Taylor served as a Partner for Heidrick & Struggles, an executive search firm from January 2001 to May 2002. Prior to this position, she served as a consultant and business advisor to high technology companies, from April 2000 to January 2001, and from July 1989 through February 2000, Ms. Taylor served as a Partner for PricewaterhouseCoopers, LLP, a leading provider of professional consulting services.

Robert P. Wayman. Mr. Wayman served as a Director of Portal from September 2000 until August 2004. He has served as Executive Vice President, Finance and Administration and Chief Financial Officer of Hewlett-Packard Company since 1992. From 1987 to 1992, Mr. Wayman served as Senior Vice President, Finance and Administration and Chief Financial Officer of Hewlett-Packard Company. He also serves on the Board of

Directors of CNF, Inc., a logistics and transportation company, and Sybase, Inc., an enterprise client/server software company. Mr. Wayman is also a director of the Private Sector Council and a director of the Cultural Initiative Silicon Valley.

There are no family relationships between or among any of the officers and directors of Portal.

Audit Committee

Our Audit Committee currently consists of the following directors: Jerome Behar, Robert Bond, Robert Eulau and Richard Moran. Each member of the Audit Committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the NASDAQ National Market and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that Mr. Eulau and Mr. Behar are “audit committee financial experts” as defined in Item 401(h) of Regulation S-K.

Board Nomination Procedures

Our Governance and Nominating Committee screens and evaluates all proposed nominees to the Board of Directors with direct input from the Chief Executive Officer. Each member of the Governance and Nominating Committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the NASDAQ National Market. The process and criteria used to evaluate proposed nominees is the same whether the proposed nominee is recommended for nomination by a stockholder, by an existing director or otherwise. The Governance and Nominating Committee reviews qualifications of potential candidates and recommends director nominees to the full Board. Once a prospective member has been identified, he or she will be proposed to the Governance and Nominating Committee for formal evaluation, along with a packet of information that includes:

•	Resume or CV of the candidate.

•	Evaluation of the candidate based on the current director criteria.

•	Preliminary recommendation by the proposing Board member, describing why he or she believes the candidate is appropriate.

The Governance and Nominating Committee is responsible for interviewing and otherwise initially evaluating prospective members. Prospective members who pass their initial evaluation are presented to the complete board for final evaluation and approval. Candidates recommended by the Governance and Nominating Committee should be interviewed by all directors, and directors are expected to conduct their interviews expeditiously to ensure that decisions regarding prospective candidates can be made without undue delay. The Board will select the slate of prospective members only from candidates identified, screened and approved by the Governance and Nominating Committee.

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

The general criteria used to assess candidates and existing directors for service on the Board is as set forth below. Specific additional criteria may be added with respect to specific searches. An acceptable candidate/director may not fully satisfy all of the criteria, but is expected to satisfy nearly all of the them.

(a)	Leadership and professional excellence;

(b)	Intelligence, judgment and ethics;

(c)	General experience, which means at least 5 years experience as a CEO, COO or head of a major operating division of a successful business or as a successful entrepreneur or alternatively, the individual has at least 10 years of significant experience in the private, government or academic sector in a general area of expertise desired by the Board;

(d)	Specific experience, which may be topical, geographical or market related experience;

(e)	Diversity of perspective;

(f)	Ability to influence customers or win business;

(g)	Ability to work actively in a collegial environment;

(h)	Availability;

(i)	Understanding of financial statements;

(j)	Willingness to represent and act in the interests of all stockholders of the Company rather than the interests of a particular group; and

(k)	Independence.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file an initial report of securities ownership on Form 3 and reports of changes in securities ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”). Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 or 5 were required for such persons, we believe that, for the reporting period from February 2, 2004 to January 28, 2005, all required Section 16(a) filings were made on a timely basis.

Code of Ethics

Portal has a Code of Ethics in place for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Portal also has in place for its officers, Board members, employees and consultants a Code of Conduct. One may obtain a copy of the Code of Ethics and Code of Conduct, without charge, from the investor relations section of our website at www.portal.com or by writing to the Investor Relations Director at 10200 S. De Anza Boulevard, Cupertino, California 95014. Any amendments to or waivers from a provision of the Code of Ethics will be posted on the investor relations section of our website at www.portal.com.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to us and our subsidiaries for the fiscal years ended January 31, 2005, 2004 and 2003 by our Chief Executive Officer and each of our four other most highly compensated executive officers whose salary and bonus for fiscal 2005 was in excess of $100,000. Such individuals are referred to as the named executive officers. Resigned or terminated executive officers who would have otherwise been included in such table on the basis of salary and bonus earned for fiscal 2005 have been included.

		Annual Compensation				Long-Term Compensation Awards Number of Shares Underlying Options (3)
Name and Principal Position in Fiscal 2005	Fiscal Year	Salary ($) (1)		Bonus ($) (2)				Other Compensation
Marc Aronson Senior Vice President Engineering	2005 2004 2003	$ $ $	248,000 247,000 236,085	$ $ $	20,000 — —	85,000 29,000 203,000	(4)	— — —

Howard A. Bain III (5) Senior Vice President, Chief Financial Officer	2005 2004 2003	$ $ $	266,173 314,000 263,134	$ $ $	— — —	100,000 85,000 260,000	(6)	$150,000 — —	(7)

Bhaskar M. Gorti Senior Vice President, Marketing, Alliances and Business Development	2005 2004 2003	$ $ $	263,000 255,833 146,234	$ $ $	— — —	85,000 50,000 92,000	(8)	— — —

David S. Labuda Chief Executive Officer	2005 2004 2003	$ $ $	307,856 276,480 229,762	$ $ $	— — —	95,000 65,000 532,600	(9)	— — —

John E. Little (10) Chief Executive Officer	2005 2004 2003	$ $ $	170,416 272,000 266,000	$ $ $	— — —	— 150,000 272,000	(11)	— — —

Scott Sullivan (12) Senior Vice President, Human Resources	2005 2004 2003	$ $ $	238,000 97,615 —	$ $ $	— — —	85,000 50,000 —		— — —

Steve Zielenski Senior Vice President, Global Sales & Services	2005 2004 2003	$ $ $	230,000 198,750 170,000	$ $ $	72,501 60,141 31,986	85,000 16,000 108,996	(13)	— — —

(1)	Salary includes amounts earned in the year indicated and deferred pursuant to the Company’s 401(k) savings plan. Mr. Labuda’s fiscal 2005 salary includes compensation paid during fiscal 2006 that was retroactive to changes in employment pursuant to his Employment Agreement.

(2)	Bonuses for each year include amounts earned for such year, even if paid in a subsequent year, and exclude bonuses paid during such year that were earned in a prior year. In regards to Steve Zielenski this amount also includes any commission or bonuses based off of a sales performance plan.
(3)	Applicable rules of the SEC require that options which are granted and repriced in the same fiscal year must be treated as two separate option grants: the first grant covering the number of shares subject to the option at the time of grant and the second grant covering the number of shares subject to the option at the time of the repricing. In addition, options granted in the 2003 fiscal year in replacement for options for a greater number of shares cancelled in the 2002 fiscal year as part of the July 2001 option exchange program must be also be reported as a 2003 fiscal year option grant. Further all share numbers have been adjusted to reflect a one-for-five reverse stock split that was effected on September 26, 2003.
(4)	120,000 of the shares are attributable to an option for 60,000 shares granted in the 2003 fiscal year and subsequently repriced to $3.45 per share on November 7, 2002 in connection with the November 2002 repricing program. An additional 43,000 of the shares are attributable to options granted in earlier fiscal years but subsequently repriced to $3.45 per share on November 7, 2002 in connection with the November 2002 repricing program.
(5)	Mr. Bain acted as the Company’s Chief Financial Officer up until November 2004, and is included herein pursuant to Regulation S-K Item 402(a)(3)(iii).
(6)	120,000 of the shares are attributable to an option for 60,000 shares granted in the 2003 fiscal year and subsequently repriced to $3.45 per share on November 7, 2002 in connection with the November 2002 repricing program. An additional 80,000 of the shares are attributable to an option granted in an earlier fiscal year but subsequently repriced to $3.45 per share on November 7, 2002 in connection with the November 2002 repricing program.
(7)	Severance paid pursuant to Severance Agreement as furnished to the SEC on Form 8-K November 9, 2004.
(8)	54,000 of the shares are attributable to an option for 27,000 shares granted in the 2003 fiscal year and subsequently repriced to $3.45 per share on November 7, 2002 in connection with the November 2002 repricing program.
(9)	72,600 of the shares are attributable to (i) an option for 36,300 shares granted on February 7, 2002 pursuant to the July 2001 option exchange program in replacement for cancelled options covering 48,400 shares and (ii) the repricing of that 36,300-share option to $3.45 per share on November 7, 2002 in connection with the November 2002 repricing program. An additional 400,000 of the shares are attributable to an option for 200,000 shares granted in the 2003 fiscal year but subsequently repriced to $3.45 per share on November 7, 2002 in connection with the November 2002 repricing program.
(10)	Mr. Little acted as the Company’s Chief Executive Officer up until September 2004, and is included herein pursuant to Regulation S-K Item 402(a)(3)(i).
(11)	Includes options for 72,000 shares that were granted on February 7, 2002 pursuant to the July 2001 option exchange program in replacement for cancelled options covering 96,000 shares.
(12)	Mr. Sullivan acted as the Company’s Senior Vice President, Human Resources up until April 2005.
(13)	Mr. Zielenski acted as SVP, Services up until February 2006. 49,999 of the shares are attributable to options granted in fiscal 2002 but subsequently repriced to $3.45 per share on November 7, 2002 in connection with the November 2002 repricing program. An additional 15,998 of the shares are attributable to an option granted in fiscal 2003 for 7,999 shares which was subsequently repriced to $3.45 per share on November 7, 2002 in connection with the November 2002 repricing program.

Stock Option Grants in Fiscal 2005

The following table contains information concerning the grant of stock options in fiscal 2005 to the named executive officers and the potential realizable value of such stock options at assumed annual rates of stock appreciation over the terms of such stock options. No stock appreciation rights were granted to the named executive officers during fiscal 2005.

	Individual grants						Potential realizable value at assumed annual rates of stock price appreciation for option term (2)
Name	Number of shares underlying options granted (1)	% of total options granted to employees in fiscal year		Exercise price (3)		Expiration date	5%	10%
Marc Aronson	85,000	3%			$5.43	4/29/2014	$290,266		$735,591
Howard A. Bain III	100,000	3%			$5.43	4/29/2014	$341,490		$865,402
Bhaskar M. Gorti	85,000	3%			$5.43	4/29/2014	$290,266		$735,591
David S. Labuda	95,000	3%			$5.43	4/29/2014	$324,415		$822,132
John E. Little	—	—			—	—	—		—
Scott Sullivan	85,000	3%			$5.43	4/29/2014	$290,266		$735,591
Steve Zielenski	50,000 35,000	2 1	% %	$ $	6.50 2.61	4/25/2014 10/18/2014	$204,391 $ 57,450	$ $	517,966 145,588

(1)	The grant dates for the options were April 30, 2004 and October 19, 2004. Each option has an exercise price equal to the fair market value on the grant date and will become exercisable in 48 successive equal monthly installments upon the optionee’s completion of each month of service over the 48-month period measured from the grant date. The options have a 10-year term measured from such grant date, subject to earlier termination following the optionee’s cessation of employment. In the event of an acquisition of the Company by merger or sale of all or substantially all of the assets of the Company, the options, to the extent outstanding at that time but not fully exercisable will accelerate and become exercisable for all the option shares as fully-vested shares unless the successor corporation agrees to assume the options or substitute equivalent options therefor. In addition, the options shall become immediately exercisable in the event that the optionee’s employment is involuntarily terminated without cause within 12 months following a change in control of the Company in which those options are assumed or otherwise continued in effect.
(2)	The 5% and 10% rates of appreciation are specified by the rules of the Securities and Exchange Commission and do not represent the Company’s estimates or projections of future common stock prices.
(3)	The exercise price may be paid in cash, in shares of the Company’s common stock valued at fair market value on the exercise date or, to the extent allowable under applicable law or the Company’s policy, through a cashless exercise procedure involving the same-day sale of the purchased shares.

Aggregated Option Exercises in Fiscal 2005 and Fiscal 2005 Year-End Option Values

The following table provides information with respect to the named executive officers concerning the exercise of options during fiscal 2005 and the number and value of unexercised options held as of the end of the last fiscal year. No stock appreciation rights were exercised by the named executive officers during the fiscal 2005, and no stock appreciation rights were held by them at the end of fiscal 2005.

	Shares acquired on exercise	Aggregate value realized (1)	Number of shares underlying unexercised options at fiscal 2005 year-end		Value of unexercised in-the- money options at fiscal 2005 year-end (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Marc Aronson	—	$—	139,951	123,114	$7,917	$7,916
Howard A. Bain III	—	$—	193,231	—	$13,750	—
Bhaskar M. Gorti	—	$—	68,647	121,353	$3,927	$2,572
David S. Labuda	—	$—	252,964	203,336	$18,125	$11,875
John E. Little	—	$—	271,998	150,002	—	—
Scott Sullivan	—	$—	30,834	104,166	—	—
Steve Zielenski	5,063	$26,448	40,519	107,791	$3,114	$5,917

(1)	Market value of underlying securities on the date of exercise, minus the exercise price.
(2)	Market value of underlying securities on January 28, 2005 ($2.60 per share), minus the exercise price of in-the-money options.

Director Compensation

In fiscal 2005 non-employee directors received compensation in connection with their service on the Board of Directors and its committees, and non-employee directors were reimbursed by the Company for actual travel and hotel expenses incurred in attending Board meetings.

Newly elected or appointed non-employee directors are eligible to receive discretionary stock option grants under the Company’s 1999 Stock Incentive Plan (the “1999 Plan”) in connection with their initial election or appointment to the Board. Accordingly in connection with their appointment to the Board in August 2004, Mr. Bond, Mr. Eulau and Ms. Riley each received a stock option grant for 16,000 shares with an exercise price of $2.86 per share. Each such option has a maximum term of 10 years, subject to earlier termination upon the optionee’s cessation of Board service, and will vest in 48 successive equal monthly installments upon the optionee’s completion of each of his or her first 48 months of Board service. Each option will, however, immediately vest and become exercisable for all the option shares upon certain changes in control or ownership of the Company.

On the date of each Annual Stockholders Meeting, each of the continuing non-employee Board members who has served in such capacity for at least 6 months will receive an option grant, pursuant to the Automatic Option Grant Program in effect under the 1999 Plan, for 2,400 shares with an exercise price per share equal to the fair market value per share of the common stock on the grant date. Each option will have a maximum term of ten (10) years measured from the grant date, subject to the earlier termination upon the optionee’s cessation of Board service. The option will be immediately exercisable for all the option shares as fully-vested shares. Pursuant to such Automatic Option Grant Program, Messrs. Martin and Moran, were each granted an option to purchase 2,400 shares of common stock with an exercise price of $2.47 per share on January 26, 2005, the date of the 2004 Annual Meeting.

The Board approved a cash compensation plan for the Company’s non-employee Board members which became effective February 1, 2004 (the beginning of fiscal 2005). Under this plan, each Board member receives an annual retainer of $20,000. Additional retainers are paid as follows: $50,000 for serving as the Outside Lead Director, currently Richard Moran, (in the case of no Outside Lead Director, for an independent director serving as the Chairman of the Board), $8,000 for serving as the Audit Committee Chairperson, $6,000 for serving as the Committee Chairperson for the Compensation or Governance and Nominating Committee, and $4,000 for serving as a member on a Committee. In addition, the Company pays each non-employee Board Member a

$1,000 fee for each meeting attended (an additional meeting fee is paid for meetings that exceed six hours). The Company pays $500 for each telephonic Board or Committee meeting attended. Committee meetings held on the same day as a Board meeting are not separately compensated. The 1999 Stock Incentive Plan also contains a director fee option grant program, which is currently inactive. Should this program be activated in the future, each non-employee Board member will have the opportunity to apply all or a portion of any annual retainer fee otherwise payable in cash to the acquisition of a below-market option grant. In January 2006 the Board amended cash compensation to our non-employee Board members. Under this amendment of the plan, each Board member receives an annual retainer of $25,000. Additional retainers are paid as follows: $50,000 for serving as the Outside Lead Director, currently Richard Moran, (in the case of no Outside Lead Director, for an independent director serving as the Chairman of the Board), $8,000 for serving as the Audit Committee Chairperson, $6,000 for serving as the Committee Chairperson for the Compensation or Governance and Nominating Committee, and $4,000 for serving as a member on a Committee. In addition, the Company pays each non-employee Board Member a $2,000 fee for each meeting attended in person of by teleconference (an additional meeting fee is paid for meetings that exceed six hours). The Company pays $1000 for each Committee meeting attended in person or by teleconference. Committee meetings held on the same day as a Board meeting are not separately compensated. All stock compensation as described above remains the same.

Change in Control Agreements and Employment Contracts

As of December 2005, the Company has entered into a change in control agreement with each of the following executive officers: Messrs. Aronson, Austin, Gorti and Labuda. Each agreement provides for severance payments to each officer totaling three times that officer’s annual base salary and target bonus compensation and for accelerated vesting of all of such officer’s then unvested options in the event that the officer is terminated without cause (or resigns in connection with a material reduction in responsibilities or compensation) within 12 months following a change in control of Portal. In addition, the Compensation Committee as plan administrator of the 1999 Plan has the authority to grant options and to structure repurchase rights under that plan so that the shares subject to those options or repurchase rights will immediately vest in connection with a change in control of Portal, whether by merger, asset sale, successful tender offer for more than fifty percent of the outstanding voting stock or by a change in the majority of the board by reason of one or more contested elections for board membership, with this vesting to occur either at the time of this change in control or upon the subsequent involuntary termination of the individual’s service within a designated period, not to exceed 18 months, following a change in control.

On January 23, 2006, the Company entered into Severance Agreements with Larry Bercovich and Steve Zielenski, as approved by the Compensation Committee of the Board of Directors. The agreements are a replacement to the Change of Control Agreements previously in effect for these individuals but not renewed in November 2005. The new agreements will remain in effect until December 31, 2008. The terms of the agreements provide, in pertinent part, that in the event of an involuntary termination of Messrs. Bercovich’s or Zielenski’s employment the Company without Cause at anytime or a termination by Messrs. Bercovich or Zielenski for Good Reason during the period commencing with the execution of a definitive agreement relating to a change in control of the Company by merger, consolidation, sale of all or substantially all of the assets or capital stock of Company or a change in the composition of a majority of the Board of Directors in connection with certain contested elections and ending twelve months after the consummation of that change in control event or (if earlier) the termination of the definitive agreement, Messrs. Bercovich and Zielenski will each be entitled to the following: (1) a cash severance equal to base salary of one (1) year to be paid in twelve (12) successive equal monthly installments over the one (1) year period following date of termination; (2) each outstanding option granted prior to November 18, 2005 to the extent outstanding at that time but not fully exercisable, will immediately accelerate and become exercisable; (3) restricted stock units awarded prior to November 18, 2005 shall fully vest and the underlying shares shall become immediately issuable; (4) the Company will, at its expense, continue to provide Messrs. Bercovich and Zielenski, and their eligible dependents with healthcare coverage under the Company’s medical and dental plans until the earlier of (i) expiration of the twelve (12) month period measured from the date of termination or (ii) the first date covered under another employer’s health benefit program which provides substantially the same level of benefits without exclusion for pre-existing medical conditions; and (5) to the extent any bonuses which have been earned but remain unpaid at the time of termination, those bonuses shall be paid within ten (10) business days following termination date or at such later date as is necessary. The severance benefits will be subject to the individual’s compliance with certain restrictive covenants and execution of a general release in favor of the Company.

In connection with former Chief Financial Officer, Howard A. Bain III’s departure from the Company in November 2004, the Company entered into a Severance Agreement on November 3, 2004, under which it paid him total severance in the amount of $150,000, following the termination date of December 8, 2004. Under the terms of the Severance Agreement, Mr. Bain has until December 8, 2006 to exercise his vested stock options.

In connection with former Chief Executive Officer, Mr. John E. Little’s departure from the Company in September 2004, the Company entered into a Severance Agreement under which it paid him total severance benefits in the amount of $780,000 following April 29, 2005, the effective date of the agreement.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently composed of Mr. Moran and Ms. Riley. No interlocking relationship, as described in Item 402(j) of Regulation S-K, exists between our Board of Directors or compensation committee and the Board of Directors or compensation committee of any other company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of common stock of the Company based upon 43,195,525 shares of our common stock outstanding as of May 24, 2006 as to (a) each current director and nominee for director; (b) each named executive officer; (c) all current directors and executive officers as a group; and (d) each person known to us to beneficially own at that time more than 5% of the outstanding shares of Portal’s common stock. Unless otherwise specified, the address of each beneficial owner is 10200 South De Anza Boulevard, Cupertino, California 95014.

Name of beneficial owner	Shares beneficially owned (1)	Approximate percent of class owned
Marc Aronson (2)	305,421	*
Maury Austin (3)	119,495	*
Howard A. Bain III (4)	205,373	*
Larry Bercovich (5)	92,156	*
Jerome Behar (6)	5,667	*
Robert Bond (7)	7,333	*
Robert Eulau (8)	7,333	*
Bhaskar M. Gorti (9)	277,195	*
David Labuda (10)	2,671,044	6.10%
John Little (11)	7,319,822	16.79%
J. David Martin (12)	39,133	*
Richard A. Moran (13)	18,133	*
Karen Riley (14)	7,333	*
Scott Sullivan (15)	1,900	*
Steve Zielenski (16)	44,266	*
WS Capital, L.L.C. (17)	2,411,020	5.58%
Berggruen Holdings North America Ltd. (18)	3,914,191	9.07%
All current and former executive officers as a group (9 persons) (19)	11,036,672	24.52%
All current executive officers and directors as a group (12 persons) (20)	10,870,065	24.22%
All current and former executive officers and directors as a group (15 persons) (21)	11,121,604	24.68%

*	Less than one percent.
(1)	The table is based upon information supplied by executive officers, directors and principal stockholders. Unless otherwise indicated, each of the stockholders named in the table has sole voting and investment power with respect to all securities shown as beneficially owned, subject to community property laws where applicable and to the information contained in the footnotes to the table.
(2)	Includes 265,042 shares subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006.
(3)	Includes 75,115 shares subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006. Maury Austin joined Portal in June 2005 as its Chief Financial Officer.
(4)	Includes 193,231 shares subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006. As of November 2004, Mr. Bain is no longer a named executive officer of the Company.
(5)	Includes 61,549 shares subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006. Larry Bercovich joined Portal in March 2004 as its General Counsel & Secretary.
(6)	Includes 5,667 shares subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006.
(7)	Includes 7,333 shares subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006.
(8)	Includes 7,333 shares subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006.
(9)	Includes 219,312 shares subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006.
(10)	Includes 604,438 shares subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006. Includes 1,536,048 shares held in trust by Mr. Labuda as trustee of the David S. Labuda Separate Property Trust U/D/T dated December 30, 1998, and 66,489 shares held in the name of David Labuda. Also includes 293,002 shares of common stock held by Cindy A. Labuda, trustee of the Cindy A. Labuda Separate Property Trust U/D/T dated December 30, 1998, and 13,298 shares held in the name of Cindy Labuda. Includes 56,000 shares held in the name of the Kira Anne Labuda Trust dated 12/31/97. Also includes 25,442 shares held in the name of the Paige Elyse Labuda Trust U/T/A dated 12/28/00. Also includes 25,442 shares held in the name of the Chad Austin Labuda Trust U/T/A dated 12/28/00. Also includes 25,442 shares held in the name of the Evan Pierce Labuda Trust U/T/A dated 12/28/00. Also includes 25,443 shares held in the name of the Trevor Lee Labuda Trust U/T/A dated 12/28/00. Mr. Labuda disclaims beneficial ownership of all of these latter 450,771 shares.
(11)	Includes 6,610,305 shares held in trust by Mr. Little, 318,767 shares held by his wife and 390,750 shares subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006. Mr. Little disclaims beneficial ownership of the 318,767 shares held by his wife.
(12)	Includes 19,133 shares subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006.
(13)	Includes 18,133 shares subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006.
(14)	Includes 7,333 subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006.
(15)	As of May 2005 Mr. Sullivan is no longer a named executive of the company.
(16)	As of February 9, 2006, Mr. Zielenski is no longer a named executive officer of the Company.
(17)

WS Capital, L.L.C., a Texas limited liability company (“WS Capital”), for the account of (1) Walker Smith Capital, L.P., a Texas limited partnership (“WSC”), (2) Walker Smith Capital (Q.P.), L.P., a Texas limited partnership (“WSCQP”), (3) Walker Smith International Fund, Ltd., a British Virgin Islands exempted company (“WS International”) and (4) HHMI Investments, L.P., a Delaware limited partnership (“HHMI”), (ii) WSV Management, L.L.C., a Texas limited liability company (“WSV”), for the account of (1) WS Opportunity Fund, L.P., a Texas limited partnership (“WSO”), (2) WS Opportunity Fund (Q.P.), L.P., a Texas limited partnership (“WSOQP”), and (3) WS Opportunity Fund International, Ltd., a Cayman Islands exempted company (“WSO International”), and (iii) BC Advisors, LLC, a Texas limited liability company

(“BCA”), for the account of (1) SRB Greenway Capital, L.P., a Texas limited partnership (“SRBGC”), (2) SRB Greenway Capital (Q.P.), L.P., a Texas limited partnership (“SRBQP”), and (3) SRB Greenway Offshore Operating Fund, L.P., a Cayman Islands limited partnership (“SRB Offshore”). WS Capital is the general partner of WS Capital Management, L.P., a Texas limited partnership (“WSC Management”), which is the general partner of WSC and WSCQP and the investment manager for WS International and the investment manager for HHMI. WSV is the general partner of WS Ventures Management, L.P., a Texas limited partnership (“WSVM”), which is the general partner of WSO and WSOQP and the agent and attorney-in-fact for WSO International. Reid S. Walker and G. Stacy Smith are principals of WS Capital and WSV, and Patrick P. Walker is a principal of WSV. BCA is the general partner of SRB Management, L.P., a Texas limited partnership (“SRB Management”), which is the general partner of SRBGC, SRBQP and SRB Offshore. Steven R. Becker is the sole principal of BCA. Pursuant to a letter agreement, Steven R. Becker may collaborate with Reid S. Walker, G. Stacy Smith and Patrick P. Walker on investment strategies from time to time. Reid S. Walker and G. Stacy Smith are the beneficial owners of 1,359,420 shares of Common Stock, which includes (i) 1,105,620 shares beneficially owned by WS Capital and WSC Management for the accounts of WSC, WSCQP, WS International and HHMI, and (ii) 253,800 shares beneficially owned by WSV and WSVM for the accounts of WSO, WSOQP and WSO International. Patrick P. Walker is the beneficial owner of 253,800 shares of Common Stock owned by WSV and WSVM for the accounts of WSO, WSOQP and WSO International. WS Capital and WSC Management are the beneficial owners of 1,105,620 shares of Common Stock for the accounts of WSC, WSCQP, WS International and HHMI. WSV and WSVM are the beneficial owners of 253,800 shares of Common Stock for the accounts of WSO, WSOQP and WSO International. Steven R. Becker is the beneficial owner of 1,051,600 shares of Common Stock beneficially owned by BCA and SRB Management for the accounts of SRBGC, SRBQP and SRB Offshore. BCA and SRB Management are the beneficial owners of 1,051,600 shares of Common Stock for the accounts of SRBGC, SRBQP and SRB Offshore.

(18)	Berggruen Holdings North America Ltd. is a British Virgin Island corporation and a wholly owned subsidiary of Berggruen Holdings Ltd., a British Virgin Islands corporation. All of the shares of Berggruen Holdings Ltd. are owned by Tarragona Trust, a British Virgin Island trust. The trustee of Tarragona Trust is Maitland Trustees Limited, a British Virgin Island corporation.
(19)	Includes 1,809,437 shares subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006.
(20)	Includes 1,681,138 shares subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006.
(21)	Includes 1,874,369 shares subject to options that are currently exercisable or will become exercisable within 60 days after May 24, 2006.

Equity Compensation Plans

The following table sets forth information with respect to the Company’s equity compensation plans as of March 1, 2006. There are no outstanding options to acquire shares of the Company’s common stock under equity compensation plans or arrangements assumed by the Company in connection with its acquisitions of other companies, and there are no assumed plans under which any options to acquire such shares may be currently granted.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Shareholder-Approved Plans
1999 Stock Incentive Plan	6,321,952		$4.47	5,657,636	(2)(3)
1999 Employee Stock Purchase Plan/2000 International Employee Stock Purchase Plan	—	(1)	—	4,030,818	(2)(4)
Non-Shareholder Approved Plans
2000 Supplemental Stock Option Plan	1,001,639		$3.64	36,334

(1)	Excludes purchase rights accruing under the Company’s 1999 Employee Stock Purchase Plan and 2000 International Employee Stock Purchase Plan (the “Purchase Plans”). Pursuant to those rights, each eligible employee may purchase up to 700 shares of common stock at semi-annual intervals on the last business day of May and November each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of common stock on the employee’s entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.
(2)	The number of shares of common stock available for issuance under the 1999 Stock Incentive Plan automatically increases on the first trading day of each fiscal year by an amount equal to 4% of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event will any such annual increase exceed 2,100,000 shares. The number of shares of common stock available for issuance under the combined share reserve for the Purchase Plans automatically increases on the first trading day of each calendar year by an amount equal to 2%, of the total number of shares of the Company’s common stock outstanding on the last trading day of the immediately preceding fiscal year, but in no event will any such annual increase exceed 800,000 shares.
(3)	The 2,101,378 shares may be issued under the 1999 Stock Incentive Plan upon the exercise of stock options or stock appreciation rights, or those shares may be issued without cash consideration through stock bonus awards or pursuant to restricted stock awards or restricted stock units which vest upon the attainment of prescribed performance milestones or the completion of designated service periods.
(4)	Includes the number of shares available for issuance under the combined stockholder-approved reserve for the Purchase Plans.

The 2000 Supplemental Stock Option Plan (the “Supplemental Plan”) was implemented by the Board in December 4, 2000 as a non-stockholder approved plan under which option grants may be made to employees who are neither officers of Portal nor members of the Board on the grant date. The Board has authorized 1,200,000 shares of common stock for issuance under the Supplemental Plan. All option grants must have an exercise price per share not less than the fair market value per share of the common stock on the grant date. No option may have a maximum term in excess of ten years, and each option will be subject to earlier termination within a specified period following the optionee’s cessation of service with Portal (or any parent or subsidiary corporation.) The option will vest in one or more installments over the optionee’s period of service with Portal. However, all outstanding options will vest on an accelerated basis in the event we are acquired and those options are not assumed, replaced or otherwise continued in effect by the acquiring entity. All options granted under the Supplemental Plan will be non-statutory stock options under the federal tax laws, and the plan administrator has the discretionary authority to implement option repricing programs from time to time for the outstanding options. As of March 1, 2006, there were options for 1,001,639 shares outstanding under the Supplemental Plan, 162,065 shares had been issued pursuant to options granted under the Supplemental Plan, and 36,334 shares remained available for future option grants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

In fiscal 2005, the Company made reimbursements to Mr. Little in the amount of $14,427 for expenses he incurred in connection with his use of his own privately-leased aircraft for business-related travel. The following plan was in place for fiscal 2005, however it has since been terminated as of September 2005. The Company’s chief executive officer and other executive officers who own or lease aircraft used for business-related travel will be reimbursed for expenses actually incurred in such use of their private aircraft as described below, however, if they did not own or lease aircraft the following also relates to standard commercial travel:

•	The executive will normally receive for each flight undertaken for business purposes, if such flight is by means of private aircraft, the cost of a first class ticket on a regularly scheduled commercial aircraft flight between the applicable departure and arrival points (or if there is no service to one or both of such points, the commercial airports closest to the applicable departure and arrival points) on that date. If the executive is accompanied by his spouse or other family members to an event where attendance by spouses or other family members is required or authorized, then a first class ticket reimbursement will also be provided for the spouse and other family members accompanying the executive on the trip.

•	In those cases where the Company’s chief financial officer reasonably determines there are no feasible regularly scheduled commercial airline alternatives for travel to be undertaken for a reasonable business purpose within the reasonable time constraints required for such travel and the Company would accordingly have to charter a flight to achieve the required schedule (for example, the road show for a financing), then the executive will receive, for the use of his aircraft in undertaking such travel, an amount equal to the total cost of the flight determined on the basis of the price charged by NetJets charter service (or a comparable charter service) for the equivalent itinerary.

•	In no event will the total reimbursements to an executive with respect to flights during a fiscal year exceed the total actual operating charges incurred by that executive with respect to those flights.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended January 31, 2005, 2004 and 2003, Ernst & Young, LLP provided various audit, audit related, tax and other services to the Company as follows:

	2005	2004
(a) Audit Fees	$10,785,907	$906,234
(b) Audit Related Fees	—	—
(c) Tax Fees	86,987	118,925
(d) All Other Fees	5,344	10,010

Total	$10,878,238	$1,035,169

The components of the total fees were as follows:

Audit Fees: This category includes the audit of Portal’s annual financial statements, the review of financial statements included in Portal’s Form 10-Q quarterly reports, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years.

This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of annual “management letter” on internal control matters.

Audit Related Fees: There were no audit related fees in fiscal 2005 and 2004.

Tax Fees: This category consists of professional services rendered by Ernst & Young, primarily in connection with Portal’s tax compliance activities, including the preparation of tax returns in certain overseas jurisdictions and technical tax advice related to the preparation of tax returns.

All Other Fees: This category consists of fees for business structuring and other professional services in EMEA and Asia Pacific.

The Audit Committee has determined that the other professional services provided by Ernst & Young LLP are compatible with maintaining the independence of Ernst & Young LLP.

Audit Committee Pre-Approval Policy

Section 10A(i)(1) of the Exchange Act requires that all non-audit services to be performed by Portal Software Inc.’s independent registered public accounting firm be approved in advance by the Audit Committee of the Board of Directors. Our Audit Committee’s pre-approval policy requires the Audit Committee to review and approve in advance the scope of the fiscal year’s independent audit and the audit fee, establish policies for the independent auditors’ activities and any fees beyond the core audit, approve in advance all non-audit services to be performed by the independent auditors that are not otherwise prohibited by law and the associated fees, and monitor the usage and fees paid to the independent auditors.

In addition, pursuant to Section 10A(i)(3) of the Exchange Act, the Audit Committee has established procedures by which the Chair of the Audit Committee or any other Committee member granted the authority, with agreed limits, may pre-approve non-audit services and the associated fees not prohibited by law to be performed by the independent auditors. The Chair or such other designated member shall report any decisions to pre-approve such services to the full Audit Committee at its next regularly scheduled meeting. All services set forth above were approved by the Audit Committee or pursuant to the Audit Committee’s pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report on Form 10-K:

1. Financial Statements. The consolidated financial statements of Portal Software, Inc. and Report of Independent Auditors contained in this Report on Form 10-K are listed in the Index to Consolidated Financial Statements contained in Item 8 above:

2. Financial Statement Schedules.

Page
Schedule II — Valuation and Qualifying Accounts	127

All other required schedules are either contained in the financial statement notes or such schedules are not applicable.

3. Exhibits included in this Form 10-K.

10.32	Offer Letter dated June 7, 2005 to Maury Austin from Registrant.

10.33	Lease Termination Agreement between the Company and Symantec dated February 17, 2006.

10.34	Amendment to Lease Termination Agreement between the Company and Symantec dated March 22, 2006.

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits not Included in this 10-K.

-	The Amended and Restated Certificate of Incorporation of the Company is Exhibit 3.1 to Form S-1/A filed April 14, 1999, and is hereby incorporated by reference.

-	The Bylaws of the Company is Exhibit 3.2 to Form 10-K, filed April 23, 2001, and is hereby incorporated by reference.

-	The Certificate of Amendment to Restated Certificate of Incorporation of the Company is Exhibit 3.3 to Form 10-Q filed December 14, 2000, and is hereby incorporated by reference.

-	The Certificate of Amendment to Restated Certificate of Incorporation of the Company dated September 29, 2003 is Exhibit 3.4 to Form 10-K filed April 14, 2004, and is hereby incorporated by reference.

-	The Certificate of Designation of Series A Junior Preferred Stock, filed with the Rights Agreement between the Company and EquiServe Trust Company, N.A. dated August 16, 2002 is Exhibit 4.1 to Form 8-K filed August 20, 2002, and is hereby incorporated by reference.

-	The form of the Company’s Common Stock Certificate is Exhibit 4.1 to Form S-1/A filed April 23, 1999, and is hereby incorporated by reference.

-	The Amended and Restated Investors’ Rights Agreement is Exhibit 4.2 to Form S-1 filed February 26, 1999, and is hereby incorporated by reference.

-	The Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement is Exhibit 4.3 to Form S-1 filed February 26, 1999, and is hereby incorporated by reference.

-	The Form of Indenture is Exhibit 4.1 to Form S-3 filed March 27, 2002, and is hereby incorporated by reference.

-	The Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at Steven Creek Office Center, Cupertino, California, dated November 4, 1991, as amended, is Exhibit 10.1 to Form S-1 filed February 26, 1999, and is hereby incorporated by reference.

-	The Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at 20833 Stevens Creek Boulevard, Cupertino, California, dated as of September 8, 1998 is Exhibit 10.2 to Form S-1 filed February 26, 1999, and is hereby incorporated by reference.

-	The Form of Change of Control Severance Agreement for Executive Officers is Exhibit 10.1 to Form 10-Q filed April 25, 2005, and is hereby incorporated by reference.

-	The Form of Change of Control Severance Agreement for Non-executive Officers is Exhibit 10.4 to Form 10-K filed May 1, 2003, and is hereby incorporated by reference.

-	The Company’s 1995 Stock Option/Stock Issuance Plan and exhibits is Exhibit 10.4 to Form S-1/A filed April 14, 1999, and is hereby incorporated by reference.

-	The Company’s 1999 Stock Incentive Plan (as Amended and Restated through February 1, 2002) is Exhibit 10.5 to Form 10-K filed March 25, 2002, and is hereby incorporated by reference.

-	The Form of Notice of Grant of Stock Option is Exhibit 99.2 to Form S-8 filed May 6, 1999, and is hereby incorporated by reference.

-	The Form of Stock Option Agreement is Exhibit 99.3 to Form S-8 filed May 6, 1999, and is hereby incorporated by reference.

-	The Form of Addendum to Stock Option Agreement (Involuntary Termination Following Corporate Transaction/Change in Control) is Exhibit 99.4 to Form S-8 filed May 6, 1999, and is hereby incorporated by reference.

-	The Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Rights) is Exhibit 99.5 to Form S-8 filed May 6, 1999, and is hereby incorporated by reference.

-	The Form of Stock Issuance Agreement is Exhibit 99.6 to Form S-8 filed May 6, 1999, and is hereby incorporated by reference.

-	The Form Addendum to Stock Issuance Agreement (Involuntary Termination Following Corporate Transaction/Change in Control) is Exhibit 99.7 to Form S-8 filed May 6, 1999, and is hereby incorporated by reference.

-	The Form of Automatic Stock Option Agreement is Exhibit 99.8 to Form S-8 filed May 6, 1999, and is hereby incorporated by reference.

-	The Form of Notice of Grant of Non-Employee Director- Automatic Stock Option is Exhibit 99.9 to Form S-8 filed May 6, 1999, and is hereby incorporated by reference.

-	The Company’s 1999 Employee Stock Purchase Plan is Exhibit 10.14 to 10-K filed March 25, 2002, and is hereby incorporated by reference.

-	The Form of Directors’ and Officers’ Indemnification Agreement (pre-October 2002) is Exhibit 10.7 to Form S-1/A filed April 14, 1999, and is hereby incorporated by reference.

-	The Form of Directors’ and Officers’ Indemnification Agreement (as Amended through October 2002) is Exhibit 10.17 to Form 10-K filed May 1, 2003, and is hereby incorporated by reference.

-	The Form of Directors’ and Officers’ Indemnification Agreement (as Amended through August 2005) is Exhibit 99.1 to Form 8-K filed February 24, 2005, and is hereby incorporated by reference.

-	The Form of Software License Agreement of the Company is Exhibit 10.16 to Form 10-K filed March 25, 2002, and is hereby incorporated by reference.

-	The Company’s 2000 Supplemental Stock Option Plan is Exhibit 99.1 to Form S-8 filed March 2, 2001, and is hereby incorporated by reference.

-	The Company’s 2000 International Employee Stock Purchase Plan is Exhibit 10.18 to Form 10-K filed March 25, 2002, and is hereby incorporated by reference.

-	The Lease Agreement dated June 25, 1999 by and between the Company and TST Cupertino, L.L.C. for office facilities at Cupertino City Center V, 10200 South De Anza Boulevard, Cupertino, California is Exhibit 10.13 to Form S-1 filed August 30, 1999, and is hereby incorporated by reference.

-	The Lease dated September 1999 between TST Torre, L.L.C. and the Company for office facilities located at 10201 Torre Avenue, Cupertino, California is Exhibit 10.14 to Form 10-K filed April 28, 2000, and is hereby incorporated by reference.

-	The Separation Agreement and General Release of all Claims dated October 23, 2003 between Michael Vescuso and the Company is Exhibit 10.23 to Form 10-K filed April 14, 2004, and is hereby incorporated by reference.

-	The General Release of all Claims dated February 24, 2004, between Glenn Wienkoop and the Company is Exhibit 10.24 to Form 10-K filed April 14, 2004, and is hereby incorporated by reference.

-	The Placement Agency Agreement dated September 11, 2003 between Raymond James & Associates, Inc. , Kaufman Bros. L.P. and the Company is Exhibit 1.1 to Form 8-K filed September 12, 2003, and is hereby incorporated by reference.

-	The Severance Agreement and Release dated November 3, 2004 between Howard A. Bain III and the Company is Exhibit 99.1 to Form 8-K filed Form 8-K filed November 9, 2004, and is hereby incorporated by reference.

-	The Employment and Change of Control Agreement dated February 9, 2005 between David Labuda and the Company is Exhibit 99.1 to Form 8-K filed February 9, 2005, and is hereby incorporated by reference.

-	The Consulting Agreement dated March 25, 2005 between Jerome Behar and the Company is Exhibit 99.1 to Form 8-K filed March 29, 2005, and is hereby incorporated by reference.

-	The Severance Agreement dated April 29, 2005 between John Little and the Company is Exhibit 99.1 to Form 8-K filed May 6, 2005, and is hereby incorporated by reference.

-	The Change of Control Agreement between Maury Austin and the Company is Exhibit 99.1 to Form 8-K filed June 23, 2005, and is hereby incorporated by reference.

-	The Letter Agreement between John Little and the Company is Exhibit 99.1 to Form 8-K filed January 13, 2006, and is hereby incorporated by reference.

-	The Severance Agreement entered into by Larry Bercovich and Steve Zielenski with the Company is Exhibit 99.1 to the Form 8-K filed January 27, 2006, and is hereby incorporated by reference.

PORTAL SOFTWARE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for doubtful accounts:	Balance at beginning of year	(Credited) charged to expenses	Additions (deductions)	Balance at end of year
Year ended January 31, 2005	$1,857	$(1,214)	$(386)	$257
Year ended January 31, 2004	$2,458	$(189)	$(412)	$1,857
Year ended January 31, 2003	$7,869	$(1,102)	$(4,309)	$2,458

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

PORTAL SOFTWARE, INC.

	By:	/s/ DAVID LABUDA
June 8, 2006		David Labuda,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David S. Labuda	President, Chief Executive Officer and Director (Principal Executive Officer)	June 8, 2006
David Labuda

/s/ Maury Austin	Chief Financial Officer (Principal Financial Officer)	June 8, 2006
Maury Austin

/s/ Richard A. Moran	Chairman of the Board of Directors	June 8, 2006
Richard A. Moran

/s/ Jerome M. Behar	Director	June 8, 2006
Jerome M. Behar

/s/ Robert T. Bond	Director	June 8, 2006
Robert T. Bond

/s/ Robert K. Eulau	Director	June 8, 2006
Robert K. Eulau

/s/ John E. Little	Director	June 8, 2006
John E. Little

/s/ J. David Martin	Director	June 8, 2006
J. David Martin

/s/ Karen M. Riley	Director	June 8, 2006
Karen M. Riley

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Bylaws.

3.3(3)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(4)	Certificate of Amendment to Restated Certificate of Incorporation dated September 29, 2003.

3.5	Certificate of Designation for Series A Junior Preferred Stock (included in Exhibit 4.4 below)

4.1(5)	Form of Registrant’s Specimen Common Stock Certificate.

4.2(6)	Amended and Restated Investors’ Rights Agreement, among the Registrant and the investors and founders named therein, dated January 29, 1998.

4.3(6)	Amendment No. 1 to the Amended and Restated Investors’ Rights Agreement, dated March 3, 1998.

4.4(7)	Rights Agreement between Registrant and EquiServe Trust Company, N.A. dated August 16, 2002.

4.5(8)	Form of Indenture.

10.1(6)	Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at Stevens Creek Office Center, Cupertino, California, dated November 4, 1991, as amended.

10.2(6)	Lease Agreement between Registrant and Stevens Creek Office Center Associates for office facilities at 20833 Stevens Creek Boulevard, Cupertino, California, dated as of September 8, 1998.

10.3(12)	Form of Change in Control Severance Agreement for Executive Officers.**

10.4(17)	Form of Change in Control Severance Agreement for Non-executive Officers.**

10.5(1)	Registrant’s 1995 Stock Option/Stock Issuance Plan and exhibits.**

10.6(16)	Registrant’s 1999 Stock Incentive Plan (as Amended and Restated through February 1, 2002).**

10.7(23)	Form of Notice of Grant of Stock Option.**

10.8(23)	Form of Stock Option Agreement.**

10.9(23)	Form of Addendum to Stock Option Agreement (Involuntary Termination Following Corporate Transaction/Change in Control).**

10.10(23)	Form of Addendum to Stock Option Agreement (Limited Stock Appreciation Right)**

10.11(23)	Form of Stock Issuance Agreement.**

10.12(23)	Form Addendum to Stock Issuance Agreement (Involuntary Termination Following Corporate Transaction/Change in Control).**

10.13(23)	Form Automatic Stock Option Agreement.**

10.14(23)	Form Notice of Grant of Non-Employee Director — Automatic Stock Option.**

10.15(16)	Registrant’s 1999 Employee Stock Purchase Plan.**

10.16(1)	Form of Directors’ and Officers’ Indemnification Agreement (pre-October 2002).

10.17(17)	Form of Directors’ and Officers’ Indemnification Agreement (as Amended through October 2002)

10.18(21)	Form of Directors’ and Officers’ Indemnification Agreement (as Amended through August 2005).

Exhibit No.	Description
10.19(16)	Form of Registrant’s Software License Agreement.

10.20(15)	Registrant’s 2000 Supplemental Stock Option Plan filed on March 2, 2001.**

10.21(16)	Registrant’s 2000 International Employee Stock Purchase Plan.**

10.22(19)	Lease agreement dated June 25, 1999 by and between Registrant and TST Cupertino, L.L.C. for office facilities at Cupertino City Center V, 10200 South De Anza Boulevard, Cupertino, California.

10.23(18)	Lease dated September 1999 between TST Torre, L.L.C. and Portal Software, Inc. for office facilities located at 10201 Torre Avenue, Cupertino, California.

10.24(4)	Separation Agreement and General Release of all Claims dated October 28, 2003 between Michael Vescuso and Registrant.**

10.25(4)	General Release of all Claims dated February 24, 2004, between Glenn Wienkoop and Registrant.**

10.26(22)	Placement Agency Agreement dated September 11, 2003 between Portal Software, Inc., Raymond James & Associates, Inc. and Kaufman Bros. L.P.

10.27(9)	Severance Agreement and Release dated November 3, 2004 between Howard A. Bain III and Registrant. **

10.28(10)	Employment and Change of Control Agreement dated February 9, 2005 between David Labuda and Registrant.**

10.29(11)	Consulting Agreement dated March 25, 2005 between Jerome Behar and Registrant.**

10.30(13)	Severance Agreement dated April 29, 2005 between John Little and Registrant. **

10.31(14)	Change of Control Agreement between Maury Austin and Registrant **

10.32	Offer Letter dated June 7, 2005 to Maury Austin from Registrant.* **

10.33	Lease Termination Agreement between the Company and Symantec dated February 17, 2006.*

10.34	Amendment to Lease Termination Agreement between the Company and Symantec dated March 22, 2006.*

14.1	Code of Ethics*

21.1	Subsidiaries of the Registrant.*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated herein by reference from the Registration Statement on Form S-1/A, filed on April 14, 1999 (No. 333-72999).
(2)	Incorporated herein by reference from the Annual Report on Form 10-K, filed on April 23, 2001 (No. 000-25829).
(3)	Incorporated herein by reference from the Quarterly Report on Form 10-Q, filed on December 14, 2000 (No. 000-25829).
(4)	Incorporated herein by reference from the Annual Report on Form 10-K, filed on April 14, 2004 (No. 000-25829).

(5)	Incorporated herein by reference from the Registration Statement on Form S-1/A, filed on April 23, 1999 (No. 333-72999).
(6)	Incorporated herein by reference from the Registration Statement on Form S-1, filed on February 26, 1999 (No. 333-72999).
(7)	Incorporated herein by reference from the Current Report on Form 8-K, filed on August 20, 2002 (No. 000-25829).
(8)	Incorporated herein by reference from the Registration Statement on Form S-3, filed on March 27, 2002 (No. 333-85070).
(9)	Incorporated herein by reference from the Current Report on Form 8-K, filed on November 9, 2004 (No. 000-25829).
(10)	Incorporated herein by reference from the Current Report on Form 8-K, filed on February 9, 2005 (No. 000-25829).
(11)	Incorporated herein by reference from the Current Report on Form 8-K, filed on March 29, 2005 (No. 000-25829).
(12)	Incorporated herein by reference from the Quarterly Report on Form 10-Q, filed on April 25, 2005 (No. 000-25829).
(13)	Incorporated herein by reference from Current Report on Form 8-K, filed May 6, 2005 (No. 000-25829).
(14)	Incorporated herein by reference from Current Report on Form 8-K, filed June 23, 2005 (No. 000-25829).
(15)	Incorporated herein by reference from the Registration Statement on S-8, filed March 2, 2001 (No. 333-56472).
(16)	Incorporated herein by reference from the Annual Report on Form 10-K, filed March 25, 2002 (No. 000-25829).
(17)	Incorporated herein by reference from the Annual Report on Form 10-K, filed May 1, 2003 (No. 000-25829).
(18)	Incorporated herein by reference from the Annual Report on Form 10-K, filed April 28, 2000 (No. 000-25829).
(19)	Incorporated herein by reference from the Registration Statement on Form S-1, filed August 30, 1999 (No. 000-25829).
(20)	Incorporated herein by reference from the Current Report on Form 8-K, filed March 29, 2005 (No. 000-25829).
(21)	Incorporated herein by reference from the Current Report on Form 8-K, filed February 24, 2005 (No. 000-25829).
(22)	Incorporated herein by reference from the Current Report on Form 8-K, filed September 12, 2003 (No. 000-25829).
(23)	Incorporated herein by reference from Registration Statement on Form S-8, filed May 6, 1999 (No. 333-77851).
*	Filed herewith
**	Compensatory Plan or Arrangement